Form 10QSB
period 1996-03-31
CODA MUSIC TECHNOLOGY INC
filed 1996-05-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from            to

     Commission file number             0-26192

                           Coda Music Technology, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

    Minnesota                                              41-1716250
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

                                 6210 Bury Drive
                       Eden Prairie, Minnesota 55346-1718
                    (Address of Principal Executive Offices)


                                 (612) 937-9611
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No

     As of May 8, 1996, there were 4,273,705 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information
                          Item 1. Financial Statements
                           Coda Music Technology, Inc.
                            Condensed Balance Sheets
                                   (Unaudited)

                                         March 31,                December 31,
                                           1996                      1995
      ASSETS

CURRENT ASSETS:
  Cash and short-term investments       $3,111,437                 $3,960,274
  Accounts receivable                      385,802                    405,528
  Inventories                              573,716                    563,741
  Prepaid royalties                        102,717                     91,117
  Other current assets                     118,393                    124,676

       Total current assets              4,292,065                  5,145,336
EQUIPMENT, FURNITURE AND FIXTURES          519,442                    466,592
REPERTOIRE DEVELOPMENT COSTS               132,639                          -
PATENTS AND TRADEMARKS                     102,583                     93,526

                                        $5,046,729                 $5,705,454


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt           -                      3,838
  Accounts payable                         355,446                    339,554
  Accrued expenses                         437,263                    582,398
  Deferred revenue                         132,220                    122,692

        Total current liabilities          924,929                  1,048,482

SHAREHOLDERS' EQUITY                     4,121,800                  4,656,972

                                        $5,046,729                 $5,705,454


                 See accompanying notes to financial statements

                           Coda Music Technology, Inc.
                       Condensed Statements of Operations
                         For the Quarter Ended March 31,
                                   (Unaudited)



                                            1996                  1995

NET REVENUES                            $1,254,579             $1,366,281

COST OF SALES                              301,082                309,387

GROSS PROFIT                               953,497              1,056,894

OPERATING EXPENSES:
  Sales and marketing                      864,356                564,964
  Product development                      322,476                330,322
  General and administrative               372,001                392,789

         Total operating expenses        1,558,833              1,288,075

LOSS FROM OPERATIONS                      (605,336)              (231,181)

INTEREST INCOME (EXPENSE), net              45,363                (20,590)

      Net loss                          $ (559,973)            $ (251,771)


NET LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE                     $     (0.13)           $     (0.08)

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING             4,267,084              3,291,429


                 See accompanying notes to financial statements

                           Coda Music Technology, Inc.
                       Condensed Statements of Cash Flows
                         For the Quarter Ended March 31,
                                   (Unaudited)

                                               1996                  1995

OPERATING ACTIVITIES:
  Net loss                                $ (559,973)             $ (251,771)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities-
Depreciation and amortization                 79,860                  69,435
Change in current assets and liabilities:
Accounts receivable                           19,726                  52,601
Inventories                                   (9,975)                  1,164
Prepaid royalties                            (11,600)                 (7,420)
Other current assets                           6,283                  20,570
Accounts payable                              15,892                (408,198)
Accrued expenses                            (145,135)                (24,057)
Deferred revenue                               9,528                 (60,462)

  Net cash used in operating activities     (595,394)               (608,138)

INVESTING ACTIVITIES:
Purchases of equipment, furniture
  and fixtures                              (132,710)                (16,385)
Capitalized repertoire development cost     (132,639)                      -
Capitalized patents and trademarks            (9,057)                      -

  Net cash used in investing activities     (274,406)                (16,385)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants
  exercise                                    24,801                       -
Proceeds from subordinated debt                    -                 700,000
Repayment of short-term borrowings                 -                (300,000)
Repayment of long-term debt                   (3,838)                 (7,858)

  Net cash provided by financing activities   20,963                 392,142

NET DECREASE IN CASH AND SHORT-TERM
   INVESTMENTS                              (848,837)               (232,381)

CASH AND SHORT-TERM INVESTMENTS,
  beginning of period                      3,960,274                 684,727

CASH AND SHORT-TERM INVESTMENTS,
  end of period                           $3,111,437             $   452,346


                 See accompanying notes to financial statements

                           Coda Music Technology, Inc.
                          Notes to Financial Statements
                                   (Unaudited)




Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.



Note 2    Repertoire  Development Costs. During the first quarter of
          1996, the Company capitalized $132,639 of costs incurred in the development of repertoire. Such costs had previously been charged to expense as incurred due to uncertainties surrounding their ultimate realizability. These costs will be amortized using the straight line method over the economic lives of the assets, not to exceed 5 years, beginning when the repertoire products are released.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

The Company  develops and markets  proprietary  music  technology  products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

Through 1994, the primary business of the Company consisted of enhancing, marketing and selling Finale(R) products while developing Vivace(R) products. In June 1994, the first test markets of the Vivace product were launched. After receiving an encouraging response from music educators and music students the Company began the process of building a dealer network commencing in January 1995. The Company anticipates that revenues from the Vivace product will increase as the dealer network expands and gains experience, as well as with the introduction of stronger and more focused marketing efforts by the Company. In December 1995, the Company announced new configurations of the Vivace product at lower suggested retail prices together with upgraded features which now include an application for vocalists. These configurations will begin shipping in the second quarter of 1996. With a long-term objective of penetrating the amateur music making market, the Company intends to continue to adapt its product to technologies with lower cost and to expand the amount of repertoire available for use with the Vivace product.



Outlook

The Company has incurred losses from operations since inception and has an accumulated deficit of $7,244,904 as of March 31, 1996. Due to the significance of the marketing efforts associated with the introduction of Vivace products as a music education tool, together with rapid expansion in the development of Vivace repertoire offerings, the Company's management believes that the Company will continue to operate at a net loss at least through the second quarter of 1996.

Results of operations

For the period ended March 31, 1996 compared to the period ended March 31,
1995

Net Revenues. Revenues of $1,254,579 for the quarter ended March 31, 1996 were $111,702 less than for the quarter ended March 31, 1995. Approximately $35,000 of the revenue decrease between the periods is due to a decrease in Finale product revenues, principally related to the release of upgrades earlier in the 1995 year compared to the 1994 year. Revenues from the Vivace product totaled approximately $291,000 in the quarter ended March 31, 1996 and included revenue from the shipment of approximately 190 modular systems and 4,400 repertoire cartridges. In the first quarter of 1995, the Company sold 215 modular systems and 1,200 repertoire cartridges resulting in total Vivace related revenue in the period ended March 31, 1995 of approximately $367,000. The decrease in revenue between the periods is principally due to the reduction in the retail price of the unit as well as a higher relative percentage of units sold through distributors.

Gross profit. The gross profit of $953,497 for the quarter ended March 31, 1996 represented a gross profit margin of 76%. For the fist quarter ended March 31, 1995, the gross profit margin was 77%. The decrease principally relates to lower Vivace margins associated with price reductions which were announced in December 1995. It is expected that the gross profit percentage will continue to decline as introductory promotions on Vivace hardware constitute a higher percentage of total revenues of the Company.

Sales and marketing expenses. For the quarter ended March 31, 1996, sales and marketing expenses of $864,356 are 53% higher than for the quarter ended March 31, 1995. Approximately $125,000 of this increase relates to attendance at 25 trade shows in the first quarter of 1996 compared to 19 in the first quarter of 1995. In addition, the Company provided training at its headquarters for 60 specialists employed by our dealer network to sell the Vivace product.

Product development expenses. Product development expenses of $322,476 for the quarter ended March 31, 1996 were approximately 2% lower than for the quarter ended March 31, 1995 as the Company capitalized repertoire development expenses of $132,639 during the quarter ended March 31, 1996. The total expenses related to the development of application and repertoire products increased as the Company invested in developing new configurations of the Vivace product, with expanded features, including vocal accompaniment. In addition, the Company has accelerated the development of repertoire and broadened the types (vocal as well as instrumental) and genres being offered (classical, jazz, musical theatre and pop).

General and Administrative Expenses. General and administrative expenses for the first quarter of 1996 were $372,001 compared to $392,789 for the first quarter of 1995. This decrease in expenses is due to incurring lower than expected employee termination costs. This decrease was partially offset by increased stockholder relation expenses.

Interest Income (Expense), Net. The Company had net interest income of $45,363 for the quarter ended March 31, 1996 as the proceeds from the initial public offering of common stock were invested in short-term securities upon its completion in July 1995. During the first quarter of 1995, the Company had net interest expense. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

Net loss. The net loss of $559,973 for the quarter ended March 31, 1996 is an unfavorable variance from the $251,771 loss in the quarter ended March 31, 1995. This increase in the loss is attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

In July 1995, the Company received net proceeds of $5,891,725 from the initial public offering of 1,135,000 shares of its common stock. The proceeds were used to repay subordinated debt and accrued interest totaling $1,262,592, and the remainder was invested in short-term securities.

The Company has a $500,000 line of credit with a bank which has been used to finance its working capital requirements and which will expire on February 16, 1997 if not renewed. During 1995, the Company borrowed up to $300,000 under this line of credit, which balance was repaid in February 1995. The borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain tangible net worth of $3,000,000 as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of March 31,1996, there were no borrowings under the line of credit.

Net cash used in operating activities totaled $595,394 for the quarter ended March 31, 1996. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $132,710 and repertoire development costs of $132,639 in the first quarter of 1996. The Company used cash for operating activities of $608,138 and made capital expenditures of $16,385 during the three months ended March 31, 1995.

The Company anticipates that capital expenditures for 1996 will approximate $250,000 and that increased working capital will be required to support planned revenue growth. Management believes existing cash and short-term investments together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1996.

Cautionary Statements

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.


The Company's initial Vivace product was introduced in 1994 and new Vivace products are being introduced in 1996. The Company thus has a limited operating history from which investors might judge its ability to market at a profit its Vivace products. The success of the Company will be highly dependent on market acceptance of these products and the success of its distribution arrangements. The uncertainty of market acceptance of the Company's Vivace products; additional development work required for new products; dependence on repertoire sales and development; the Company's dependence on sales to schools and key customers; fluctuations in operating results; competition; dependence on supplies; and dependence on proprietary technology. For a more complete description of such factors see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1995.

                            PART 2. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Registrant's shareholders was held on April 23, 1996.

(b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 3,693,115 shares in favor, with 16,887 shares against, 49,310 shares abstaining and 0 shares represented by broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

     Nominee             Number of Votes For           Number of Votes Withheld

    John W. Paulson            3,754,329                            4,983
    Ronald B. Raup             3,754,329                            4,983
    David A. Henderson         3,754,329                            4,983
    Gordon R. Stofer           3,754,329                            4,983
    Larry A. Pape              3,754,329                            4,983
    Karl T. Bruhn              3,754,329                            4,983

(d) At the Annual Meeting the shareholders approved a 300,000 share increase in the number of shares reserved for issuance under the Company's 1992 Stock Option Plan by a vote of 2,787,335 shares in favor, with 165,048 shares against, 38,030 shares abstaining and 768,899 shares represented by broker nonvotes.



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:  See Exhibit Index on page following Signature page.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 8, 1996              CODA MUSIC TECHNOLOGY, INC.

                                By:/s/ Ronald B. Raup
                                   Ronald B. Raup, President and
                                     Chief Operating Officer



                                And:/s/ Joan K. Berg
                                    Joan K. Berg, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                                 March 31, 1996




   Exhibit
   Number         Description

     11           Statement re: computation of earnings per share

     27           Financial Data Schedule