Form 10QSB
period 1996-06-30
CODA MUSIC TECHNOLOGY INC
filed 1996-08-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

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

                      ------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No_____

As of August 7, 1996, there were 4,327,035 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)

                                                           June 30,    December 31,
                                                             1996          1995
                                  ASSETS
CURRENT ASSETS:
   Cash and short-term investments                        $2,065,995   $3,960,274
   Accounts receivable                                       513,919      405,528
   Inventories                                               769,660      563,741
   Prepaid royalties                                         107,223       91,117
   Other current assets                                       59,663      124,676
                                                           ---------    ---------
               Total current assets                        3,516,460    5,145,336

EQUIPMENT, FURNITURE AND FIXTURES                            534,773      466,592
REPERTOIRE DEVELOPMENT COSTS                                 269,715         --
OTHER ASSETS, principally patents and trademarks             169,773       93,526
                                                           ---------    ---------
                                                          $4,490,721   $5,705,454
                                                           =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                   $     --     $    3,838
   Accounts payable                                          205,605      339,554
   Accrued expenses                                          386,295      582,398
   Deferred revenue                                          156,700      122,692
                                                           ---------    ---------
               Total current liabilities                     748,600    1,048,482

SHAREHOLDERS' EQUITY                                       3,742,121    4,656,972
                                                           ---------    ---------
                                                          $4,490,721   $5,705,454
                                                           =========    =========



            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)



                                            Quarter Ended June 30,       Six Months Ended June 30,
                                              1996           1995           1996         1995

NET REVENUES                              $ 1,292,514    $   838,368    $ 2,547,093    $ 2,204,649

COST OF SALES                                 551,534        194,862        852,617        504,249
                                           ----------     ----------     ----------     ----------
GROSS PROFIT                                  740,980        643,506      1,694,476      1,700,400
                                           ----------     ----------     ----------     ----------
OPERATING EXPENSES:
   Sales and marketing                        614,266        532,823      1,478,623      1,097,787
   Product development                        268,809        321,803        591,284        652,125
   General and administrative                 358,088        334,025        730,088        726,814
                                           ----------     ----------     ----------     ----------
               Total operating expenses     1,241,163      1,188,651      2,799,995      2,476,726
                                           ----------     ----------     ----------     ----------
LOSS FROM OPERATIONS                         (500,183)      (545,145)    (1,105,519)      (776,326)

Interest Income (Expense), net                 34,941        (38,557)        80,304        (59,147)
                                           ----------     ----------     ----------     ----------
NET LOSS                                  $  (465,242)   $  (583,702)   $(1,025,215)   $  (835,473)
                                           ==========     ==========     ==========     ==========
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING                       4,280,657      3,300,515      4,273,871      3,295,972
                                           ==========     ==========     ==========     ==========
NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE                $      (.11)   $      (.18)   $      (.24)   $      (.25)
                                           ==========     ==========     ==========     ==========



            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                               1996            1995
OPERATING ACTIVITIES:
   Net loss                                                $(1,025,215)   $  (835,473)
   Adjustments to reconcile net loss
     to net cash used in operating activities--
        Depreciation and amortization                          166,927        142,929
        Change in current assets and liabilities:
          Accounts receivable                                 (108,391)       101,906
          Inventories                                         (205,919)       (14,371)
          Prepaid royalties                                    (16,106)       (14,264)
          Other current assets                                  65,013          5,563
          Accounts payable                                    (133,949)      (411,690)
          Accrued expenses                                    (196,103)        83,737
          Deferred revenue                                      34,008        111,194
                                                            ----------     ----------
               Net cash used in operating activities        (1,419,735)      (830,469)
                                                            ----------     ----------

INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures             (228,774)       (43,358)
   Capitalized repertoire development cost                    (276,049)          --
   Other assets, principally patents and trademarks            (76,247)          --
                                                            ----------     ----------
              Net cash used in investing activities           (581,070)       (43,358)
                                                            ----------     ----------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants        110,364           --
   Payment of initial public stock offering costs                 --         (140,993)
   Proceeds from subordinated debt                                --          700,000
   Repayment of short-term borrowings                             --         (300,000)
   Repayment of long-term debt                                  (3,838)       (15,889)
                                                            ----------     ----------
               Net cash provided by financing activities       106,526        243,118
                                                            ----------     ----------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS             (1,894,279)      (630,709)

CASH AND SHORT-TERM INVESTMENTS, beginning of period         3,960,274        684,727
                                                            ----------     ----------
CASH AND SHORT-TERM INVESTMENTS, end of period             $ 2,065,995    $    54,018
                                                            ==========     ==========



            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.



Note 2 Repertoire Development Costs. During the first six months of 1996, the Company capitalized $276,049 of costs incurred in the development of repertoire. Such costs had previously been charged to expense as incurred due to uncertainties surrounding their ultimate realizability. These costs are amortized using the straight line method over the economic lives of the assets, not to exceed 5 years, beginning when the repertoire products are released. Accumulated amortization totaled $6,334 as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

     Through 1994, the primary business of the Company consisted of enhancing, marketing and selling Finale(R) products while developing Vivace(R) products. In June 1994, the first test markets of the Vivace product were launched. After receiving an encouraging response from music educators and music students, the Company began the process of building a dealer network commencing in January 1995. The Company anticipates that revenues from the Vivace product will increase as the dealer network expands and gains experience, as well as with the introduction of stronger and more focused marketing efforts by the Company. In December 1995, the Company announced new configurations of the Vivace product at lower suggested retail prices together with upgraded features which now include an application for vocalists. The Company began shipment of these configurations in the second quarter of 1996. With a long-term objective of penetrating the amateur musician market, the Company intends to continue to adapt its product to technologies with lower cost and to expand the amount of repertoire available for use with the Vivace product.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $7,710,146 as of June 30, 1996.

Results of operations

For the periods ended June 30, 1996 compared to the periods ended June 30, 1995

     Net Revenues. Revenues of $1,292,514 for the quarter ended June 30, 1996 increased 54% or $454,146 over the quarter ended June 30, 1995. This increase is attributable to an increase in Vivace product revenues, due largely to the release of the new soundcard system and vocal repertoire, as well as the impact of increasing the number of dealers selling Vivace products. The increase in Vivace product revenue is partially offset by a $112,020 decrease in Finale product revenues, principally related to a decline in academic sales. Revenues from Vivace products totaled approximately $733,000 in the quarter ended June 30, 1996 and included revenue from the shipment of approximately 975 modular systems and soundcard application units and 5,565 repertoire cartridges. In the second quarter of 1995, the Company sold approximately 100 modular systems and 1,100 repertoire cartridges resulting in total Vivace related revenue in the quarter ended June 30, 1995 of approximately $167,000.

     Revenues for the six months ended June 30, 1996 were $2,547,093 compared to $2,204,649 for the first six months of 1995, an increase of 16%. Vivace product revenues increased $478,147 or 87% in this period while Finale product revenues decreased 8%. The Company had 72 North American dealers for Vivace as of June 30, 1996 and distributors in Australia and Japan. At June 30, 1995 the Company had approximately 40 dealers. The increase in the number of dealers, the introduction of the soundboard configuration of the product and the vocal features of the application, together with increased emphasis on repertoire sales all resulted in the increased sales of Vivace during 1996.

     In the third quarter of 1995, the Company introduced an upgrade to the Finale music notation software product which resulted in significant revenues at high gross profit margins in that quarter. This year's upgrade is expected to be released in the fourth quarter of 1996. The timing of the Finale upgrades will have an unfavorable impact on third quarter 1996 revenues and a favorable impact on fourth quarter 1996 revenues.

     Gross profit. The gross profit of $740,980 for the quarter ended June 30, 1996 represented a gross profit margin of 57%. For the second quarter ended June 30, 1995, the gross profit margin was 77%. The decrease in the gross margin percentage is primarily attributable to the higher mix of Vivace sales in the 1996 quarter compared to 1995. During the second quarter of 1996, the Company offered a special promotion whereby customers who purchased $995 of repertoire received a soundcard application at no charge. This promotion will expire on September 30, 1996. The low margins resulting from this promotion, as well as the lower margins on Vivace products compared to Finale products, accounted for the decline in the gross margin during the quarter.

     The gross profit for the first half of 1996 was 67% compared to 77% in the first half of 1995. The decrease principally relates to lower Vivace margins associated with price reductions which were announced in December 1995. It is expected that the gross profit percentage will continue to decline as introductory promotions on Vivace hardware constitute a higher percentage of total revenues of the Company.

     Sales and marketing expenses. For the quarter ended June 30, 1996 sales and marketing expenses of $614,266 are 15% higher than for the quarter ended June 30, 1995. Approximately $65,000 of this increase relates to compensation costs for additional personnel.

     Sales and marketing expenses of $1,478,623 for the first six months of 1996 increased 35% or $380,836 over the first six months of 1995. This increase in spending is attributable to attendance at more trade shows in 1996 than in 1995 as well as costs incurred to train approximately 70 specialists employed by our dealer network to sell Vivace products.

     Product development expenses. Product development expenses of $268,809 for the quarter ended June 30, 1996 were approximately 16% lower than for the quarter ended June 30, 1995. The Company capitalized repertoire development expenses of $143,410 during the quarter ended June 30, 1996. For the six months ended June 30, 1996, product development expenses of $591,284 were $60,841 less than for the six months ended June 30, 1995. In addition, the Company capitalized $276,049 of costs incurred in the development of repertoire in 1996. The total expenses related to the development of application and repertoire products increased as the Company invested in developing new configurations of the Vivace product with expanded features, including vocal accompaniment. In addition, the Company has accelerated the development of repertoire and broadened the types (vocal as well as instrumental) and genres being offered (classical, jazz, musical theatre and pop).

     General and Administrative Expenses. General and administrative expenses for the second quarter of 1996 were $358,088 compared to $334,025 for the second quarter of 1995. General and administrative expenses of $730,088 for the six months ended June 30, 1996 increased $3,274 over the six months ended June 30, 1995.

     Interest Income (Expense), Net. The Company had net interest income of $34,941 for the quarter ended June 30, 1996 and net interest expense of $38,557 during the second quarter of 1995. For the first six months of 1996, the company had interest income of $80,304 compared to net interest expense of $59,147 for the first six months of 1995. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $465,242 for the quarter ended June 30, 1996 is an improvement from the $583,702 loss in the quarter ended June 30, 1995. For the six months ended June 30, the Company's loss of $1,025,215 increased $189,742 over the six months ended June 30, 1995. The changes in the loss are attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In July 1995, the Company received net proceeds of $5,891,725 from the initial public offering of 1,135,000 shares of its common stock. The proceeds were used to repay subordinated debt and accrued interest totaling $1,262,592, and the remainder was invested in short-term securities.

     The Company has a $500,000 line of credit with a bank which has been used to finance its working capital requirements and which will expire on February 16, 1997 if not renewed. During 1995, the Company borrowed up to $300,000 under this line of credit, which balance was repaid in February 1995. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventories and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain tangible net worth of $3,000,000 as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of June 30, 1996 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $1,419,735 for the six months ended June 30, 1996. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $228,774 and repertoire development costs of $276,049 in the six months ended June 30, 1996. The Company used cash for operating activities of $830,469 and made capital expenditures of $43,358 during the six months ended June 30, 1995.

     The Company anticipates that capital expenditures for 1996 will approximate $350,000 and that increased working capital will be required to support planned revenue growth. Management believes existing cash and short-term investments together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1996. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade interest-bearing securities.

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

The Company's initial Vivace product was introduced in 1994 and new Vivace products were introduced in 1996. The Company thus has a limited operating history from which investors might judge its ability to market at a profit its Vivace products. The success of the Company will be highly dependent on market acceptance of these products and the success of its distribution arrangements. Investors should also consider: additional development work required for new products; dependence on repertoire sales and development; the Company's dependence on sales to schools and key customers; fluctuations in operating results; competition; dependence on suppliers; and dependence on proprietary technology. For a more complete description of such factors see "Cautionary
Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1995.

                            PART 2. OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  See Exhibit Index on page following Signature page.

           (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 7, 1996                   CODA MUSIC TECHNOLOGY, INC.


                                        By: /s/   Ronald B. Raup
                                          Ronald B. Raup, President and
                                          Chief Operating Officer


                                        And: /s/  Joan K. Berg
                                          Joan K. Berg, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                                  June 30, 1996






Exhibit
Number            Description

     11           Statement re: computation of earnings per share

     27           Financial Data Schedule (filed in electronic format only)