Form 10QSB
period 1996-09-30
CODA MUSIC TECHNOLOGY INC
filed 1996-11-06
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]  Quarterly  report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended September 30, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from            to

     Commission file number     0-26192

--------------------------------------------------------------------------------
                           Coda Music Technology, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

 Minnesota                                            41-1716250
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                                 6210 Bury Drive
                       Eden Prairie, Minnesota 55346-1718
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 937-9611
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No

As of November 6, 1996, there were 4,327,035 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)

                                                                              September 30, 1996     December 31, 1995
                    ASSETS

CURRENT ASSETS:

   Cash and short-term investments                                             $  1,232,811             $  3,960,274
   Accounts receivable                                                              552,033                  405,528
   Inventories                                                                      999,003                  563,741
   Prepaid royalties                                                                107,856                   91,117
   Other current assets                                                              62,067                  124,676
                                                                                -----------              -----------
               Total current assets                                               2,953,770                5,145,336
EQUIPMENT, FURNITURE AND FIXTURES                                                   516,137                  466,592
REPERTOIRE DEVELOPMENT COSTS                                                        400,006                        -
OTHER ASSETS, principally patents and trademarks                                    213,820                   93,526
                                                                                -----------              -----------
                                                                               $  4,083,733             $  5,705,454
                                                                                ===========              ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                        $          -             $      3,838
   Accounts payable                                                                 309,710                  339,554
   Accrued expenses                                                                 480,452                  582,398
   Deferred revenue                                                                 143,630                  122,692
                                                                                -----------              -----------
               Total current liabilities                                            933,792                1,048,482

SHAREHOLDERS' EQUITY                                                              3,149,941                4,656,972
                                                                                -----------              -----------
                                                                               $  4,083,733             $  5,705,454
                                                                                ===========              ===========


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)




                                                   ---------------------------------------  --------------------------------------
                                                         Quarter Ended September 30,           Nine Months Ended September 30,
                                                          1996                1995                 1996                1995


NET REVENUES                                         $    1,209,440       $    1,360,966       $   3,756,532        $   3,565,615

COST OF SALES                                               482,817              332,960           1,335,433              837,209
                                                      --------------       --------------       -------------        -------------
GROSS PROFIT                                                726,623            1,028,006           2,421,099            2,728,406
                                                      --------------       --------------       -------------        -------------

OPERATING EXPENSES:
   Sales and marketing                                      592,830              578,834           2,071,453            1,676,621
   Product development                                      361,460              364,618             952,745            1,016,743
   General and administrative                               386,808              397,925           1,116,896            1,124,739
                                                      --------------       --------------       -------------        -------------
               Total operating expenses                   1,341,098            1,341,377           4,141,094            3,818,103
                                                      --------------       --------------       -------------        -------------
LOSS FROM OPERATIONS                                       (614,475)            (313,371)         (1,719,995)          (1,089,697)

Interest Income (Expense), net                               21,096               55,498             101,400               (3,649)
                                                      --------------       --------------       -------------        -------------
NET LOSS                                             $     (593,379)      $     (257,873)      $  (1,618,595)       $  (1,093,346)
                                                      ==============       ==============       =============        =============

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT
 SHARES OUTSTANDING
                                                          4,326,867            4,218,636           4,291,536            3,603,527
                                                      ==============       ==============       =============        =============

NET LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE                             $        (0.14)      $        (0.06)      $       (0.38)      $       (0.30)
                                                      ==============       ==============       =============        ============


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (Unaudited)

                                                                                                  1996               1995
OPERATING ACTIVITIES:
   Net loss                                                                                  $  (1,618,595)    $   (1,093,346)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             259,462            211,376
         Change in current assets and liabilities:
            Accounts receivable                                                                   (146,505)            (5,950)
            Inventories                                                                           (435,262)            65,101
            Prepaid royalties                                                                      (16,739)           (11,242)
            Other current assets                                                                    62,609            (41,134)
            Accounts payable                                                                       (29,844)          (297,299)
            Accrued expenses                                                                      (101,946)           (12,038)
            Deferred revenue                                                                        20,938             75,579
                                                                                               ------------      -------------
               Net cash used in operating activities                                            (2,005,882)        (1,108,953)
                                                                                               ------------      -------------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                                 (289,359)          (131,893)
   Capitalized repertoire development cost                                                        (419,654)                 -
   Other assets, principally patents and trademarks                                               (120,294)                 -
                                                                                               ------------      -------------
              Net cash used in investing activities                                               (829,307)          (131,893)
                                                                                               ------------      -------------
FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                                            -          5,891,725
   Proceeds from exercise of stock options and warrants                                            111,564             16,000
   Proceeds from subordinated debt                                                                                    700,000
   Repayment of subordinated debt                                                                        -         (1,200,000)
   Repayment of short-term borrowings                                                                    -           (300,000)
   Repayment of long-term debt                                                                      (3,838)           (24,148)
                                                                                               ------------      -------------
               Net cash provided by financing activities                                           107,726          5,083,577
                                                                                               ------------      -------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS
                                                                                                (2,727,463)         3,842,731


CASH AND SHORT-TERM INVESTMENTS, beginning of period                                             3,960,274            684,727
                                                                                               ------------      -------------
CASH AND SHORT-TERM INVESTMENTS, end of period                                               $   1,232,811     $    4,527,458
                                                                                               ============      =============

            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.



Note 2 Repertoire Development Costs. During the first six months of 1996, the Company capitalized $419,654 of costs incurred in the development of repertoire. Such costs had previously been charged to expense as incurred due to lack of sales history. These costs are amortized using the straight line method over the economic lives of the assets, not to exceed 5 years, beginning when the repertoire products are released. Accumulated amortization totaled $19,648 as of September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

     Through 1994, the primary business of the Company consisted of enhancing, marketing and selling Finale(R) products while developing Vivace(R) products. In June 1994, the first test markets of the Vivace product were launched. After receiving an encouraging response from music educators and music students, the Company began the process of building a dealer network commencing in January 1995. The Company anticipates that revenues from the Vivace product will increase as the dealer network expands and gains experience, as well as with the introduction of stronger and more focused marketing efforts by the Company. In December 1995, the Company announced new configurations of the Vivace product at lower suggested retail prices together with upgraded features which now include an application for vocalists. The Company began shipment of these configurations in the second quarter of 1996. With a long-term objective of penetrating the amateur musician market, the Company intends to continue to adapt its product to technologies with lower costs and to expand the amount of repertoire available for use with the Vivace product.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $8,303,526, as of September 30, 1996.

Results of operations

For the periods ended September 30, 1996 compared to the periods ended September 30, 1995

     Net Revenues. Revenues of $1,209,440 for the quarter ended September 30, 1996 were $151,526 less than revenues for the third quarter of 1995. This decrease is primarily the result of not releasing a new upgrade to the Finale music notation product during the third quarter of 1996. In the third quarter of 1995, the Company released Finale 3.5, which contributed revenues of $226,718 in that quarter. The decrease in Finale revenues is partially offset by an increase in Vivace product revenues. Revenues from Vivace products totaled approximately $505,000 in the quarter ended September 30, 1996 and included revenue from the shipment of approximately 478 modular systems and soundcard application units and 7,566 repertoire cartridges. In the third quarter of 1995, the Company sold approximately 190 modular systems and 1,119 repertoire cartridges resulting in total Vivace related revenue in the quarter ended September 30, 1995 of approximately $329,000.

     Revenues for the nine months ended September 30, 1996 were $3,756,532 compared to $3,565,615 for the first nine months of 1995, an increase of 5%. Vivace product revenues increased $659,057 or 75% in this period while Finale product revenues decreased 17%. The Company had 90 North American dealers for Vivace as of September 30, 1996 and distributors in Australia and Japan. At September 30, 1995 the Company had approximately 40 dealers. The increase in the number of dealers, the introduction of the soundboard configuration of the product and the vocal features of the application, together with increased emphasis on repertoire sales all resulted in the increased sales of Vivace during 1996.

     Gross profit. The gross profit of $726,623 for the quarter ended September 30, 1996 represented a gross profit margin of 60%. For the third quarter ended September 30, 1995, the gross profit margin was 76%. The decrease in the gross margin percentage is primarily attributable to the higher mix of Vivace sales in the 1996 quarter compared to 1995. During the third quarter of 1996, the Company offered a special promotion whereby customers who purchased $995 of repertoire received a soundcard application at no charge. The low margins resulting from this promotion, as well as the lower margins on Vivace products compared to Finale products, accounted for the decline in the gross margin during the quarter.

     The gross profit for the first nine months of 1996 was 64% compared to 77% in the first nine months of 1995. The decrease principally relates to lower Vivace margins associated with price reductions which were announced in December 1995, and promotional pricing in connection with the $995 promotion described in the previous paragraph. It is expected that the gross profit percentage will be higher during the fourth quarter of 1996 as the high margin Finale product upgrades are expected to be released.

     Sales and marketing expenses. For the quarter ended September 30, 1996 sales and marketing expenses of $592,830 are $13,996 higher than for the quarter ended September 30, 1995. Sales and marketing expenses of $2,071,453 for the first nine months of 1996 increased 24% or $394,832 over the first nine months of 1995. This increase in spending is attributable to attendance at more trade shows in 1996 than in 1995 as well as costs incurred to train approximately 70 specialists employed by our dealer network to sell Vivace products.

     Product development expenses. Product development expenses of $361,460 for the quarter ended September 30, 1996 were approximately equal to the amount for the quarter ended September 30, 1995. The Company capitalized repertoire development expenses of $143,605 during the quarter ended September 30, 1996. For the nine months ended September 30, 1996, product development expenses of $952,745 were $63,998 less than for the nine months ended September 30, 1995. In addition, the Company capitalized $419,654 of costs incurred in the development of repertoire in 1996. The total costs related to the development of application and repertoire products increased as the Company invested in developing new configurations of the Vivace product with expanded features, including vocal accompaniment. In addition, the Company has accelerated the development of repertoire and broadened the types (vocal as well as instrumental) and genres being offered (classical, jazz, musical theatre and pop).

     General and Administrative Expenses. General and administrative expenses for the third quarter of 1996 were $386,808 compared to $397,925 for the third quarter of 1995. General and administrative expenses of $1,116,896 for the nine months ended September 30, 1996 were approximately the same as for the nine months ended September 30, 1995. The Company intends to limit expense growth until revenue growth has accelerated.

     Interest Income (Expense), Net. The Company had net interest income of $21,096 for the quarter ended September 30, 1996 compared to $55,498 during the third quarter of 1995. For the first nine months of 1996, the company had interest income of $101,400 compared to net interest expense of $3,649 for the first nine months of 1995. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $593,379 for the quarter ended September 30, 1996 is a greater loss than reported in the quarter ended September 30, 1995. For the nine months ended September 30, the Company's loss of $1,618,595 increased $525,249 over the nine months ended September 30, 1995. The changes in the loss are attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In July 1995, the Company received net proceeds of $5,891,725 from the initial public offering of 1,135,000 shares of its common stock. The proceeds were used to repay subordinated debt and accrued interest totaling $1,262,592, and the remainder was invested in short-term securities.

     The Company has a $500,000 line of credit with a bank which has been used to finance its working capital requirements and which will expire on February 16, 1997 if not renewed. During 1995, the Company borrowed up to $300,000 under this line of credit, which balance was repaid in February 1995. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventories and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain tangible net worth of $3,000,000 as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of September 30, 1996 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $2,005,882 for the nine months ended September 30, 1996. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $289,359 in the nine months ended September 30, 1996. The Company used cash for operating activities of $1,108,953 and made capital expenditures of $131,893 during the nine months ended September 30, 1995.

     The Company anticipates that capital expenditures for 1996 will approximate $350,000. Management believes existing cash and short-term investments together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1996. Management expects that cash in excess of current requirements will be invested in investment grade interest-bearing securities.

     Management believes that additional capital beyond its cash and current line of credit may be required in 1997 depending upon levels of revenues and product development expenditures. Additional capital may be sought through a new line of credit with a bank, asset based lending or the sale of equity. No assurance can be given that such capital will be available or available on terms favorable to the Company.


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

     The Company's initial Vivace product was introduced in 1994 and new Vivace products were introduced in 1996. The Company thus has a limited operating history from which investors might judge its ability to market at a profit its Vivace products. The success of the Company will be highly dependent on market acceptance of these products and the success of its distribution arrangements. Investors should also consider: the potential need for additional capital; additional development work required for new products; dependence on repertoire sales and development; the Company's dependence on sales to schools and key customers; fluctuations in operating results related to the introduction of new products and upgrades; competition; dependence on suppliers; and dependence on proprietary technology. For a more complete description see "Cautionary
Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1995.

                            PART 2. OTHER INFORMATION





Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits: See Exhibit Index on page following Signature page.

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 6, 1996              CODA MUSIC TECHNOLOGY, INC.


                                     By: /s/ Ronald B. Raup
                                        Ronald B. Raup, President and
                                        Chief Operating Officer


                                     And: /s/ Joan K. Berg
                                         Joan K. Berg, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                               September 30, 1996





Exhibit
Number            Description

    10.1         Amendment No. 3 dated 8/28/96 to License Agreement
                  dated 6/10/92 between the Registrant and Carnegie Mellon University

     11           Statement re: computation of earnings per share

     27           Financial Data Schedule
                  (filed in electronic format only)