Form 10KSB40
period 1996-12-31
CODA MUSIC TECHNOLOGY INC
filed 1997-03-21
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          Commission File No.: 0-26192

                           CODA MUSIC TECHNOLOGY, INC.
           (Name of Small Business Issuer as specified in its charter)

    Minnesota                                           41-1716250
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification Number)

               6210 Bury Drive, Eden Prairie, Minnesota 55346-1718 (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (612) 937-9611

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $5,500,158

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 14, 1997 was approximately $5,311,370 based upon the closing price of the Registrant's Common Stock on such date.

There were 4,327,035 shares of Common Stock outstanding as of March 14, 1997.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated into Part II and portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one).  Yes       No     X

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

General

     Coda Music Technology, Inc. ("Coda" or the "Company") develops and markets proprietary music technology products designed to enhance music learning and composition, increase productivity and make practicing and performing music fun. Since 1988, the Company and its predecessor have marketed the award-winning Finale(R) music notation software products which eliminate the restrictiveness and tedium of music notation and have established the Company as a leader in this market. In June 1994, the Company introduced the Vivace(R) system, an innovative musical accompaniment system that responds to the musician in real-time. For students, educators, adult music hobbyists, professional musicians and composers in the approximately $5 billion music products industry, Coda's innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques.

Coda Strategy

     The Company's objective is to use modern technology to provide products that enhance the process of learning, performing and composing music. The Vivace system provides accompaniment which follows the tempo of the musician in an effort to enhance the process of learning, practicing and performing music. The Company's Finale music notation software products allow musicians to enter compositions into a computer electronically while playing, thus freeing them from the tedious task of handwriting notes as they are played, and allows musicians to manipulate, edit, play back and print compositions. The Company intends to implement the following strategies in pursuing its objective:

o Expand applications for Vivace technology. The Vivace product is currently available for band and vocal applications. The technology is available in a modular system or soundcard configuration. The Company intends to continue to adapt the technology for the orchestral and MIDI-equipped instrumental markets, and to develop lower cost applications. These products are designed to permit more professional and amateur musicians to experience the joy and emotion of music by performing with accompaniment that listens to and follows the musician.

o Further develop the repertoire library. Coda has created over 2700 classical and jazz repertoire titles contained on approximately 400 cartridges for use with the Vivace product and plans to create catalogs of repertoire covering a broad spectrum of musical genres, instruments and skill levels. In 1997, the Company will introduce Vivace accompaniments for the Belwin 21st Century Band Method, a standardized method of instruction targeting elementary students. The Company intends to continue to select popular titles from the world's existing and growing body of music to develop additional repertoire for each of its market segments.

o Expand the markets for and distribution of the Vivace products. The Company initially introduced its Vivace products to the education and professional music market segment through a network of band and orchestra dealers, most of which sell to both schools and individuals. The Company intends to expand to the student, adult music hobbyist and international markets as it develops products and distribution channels that are designed to satisfy the unique needs of each of these market segments.

o Establish Finale music notation software as the industry standard. Coda has established a reputation of quality and power for its Finale music notation software products and intends to promote Finale's file format as the industry standard as music publishers increasingly move toward electronic distribution and sale of sheet music.

Products

     Coda has established a reputation of quality with its Finale products and intends to build on that reputation with its Vivace system.

   Vivace Products

     The Vivace system consists of hardware, Intelligent Accompaniment(R) software and repertoire. The hardware configurations currently available are a) a modular system - - a VCR-sized box which incorporates a high quality synthesizer, converter of acoustic sounds into digital format, digital effects signal processor, mixer and computer interface and b) an AWE-32 soundcard packaged with a small repertoire cartridge. The prototype technology upon which the Vivace system is based was patented by Carnegie Mellon University and licensed to the Company. Coda then significantly enhanced the prototype technology with additional patented features, producing a marketable product.

     The Intelligent Accompaniment software allows the user to start playing at any point in the musical piece, repeat difficult-to-play segments, change instrumentation and adjust the degree to which the accompaniment follows the musician. In addition, the musician can control tempo and reverb, transpose the music into any key, play with or without repeats and designate sections of the music to cut. With a feature called "Remember Tempos," the system can adjust the accompaniment to handle even the most extreme interpretation of a passage where there is little input, or few notes, from the musician. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These "variables" can be saved with the music, creating a personally customized version of the accompaniment.

     The Company's Intelligent Accompaniment technology is available for the 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas; in 1996, it also became available for vocal applications.

            Vivace Repertoire

     The sale of a single Vivace system has the ability to generate multiple and ongoing sales of repertoire as musicians build their own library of repertoire. The repertoire delivery system consists of a computer floppy disk and a cartridge that plugs into the Vivace hardware, similar to the insertion of a CD into a stereo system. Unlike CDs, however, the repertoire cartridges will only work with the Company's Vivace system and have been specially designed by the Company to protect against illegal duplication. A typical repertoire cartridge retails for $29.95 to $39.95 and may contain more than one musical accompaniment.

     Coda has entered into license agreements with top music publishers, including Hal Leonard and Warner Bros. These license agreements allow the Company to produce synthesized versions of musical arrangements for use with the Vivace system. The Company's royalty arrangements range from payments of $.75 per cartridge to five percent of the suggested retail price of the cartridge. Coda has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products which respond in real-time to the musician. These exclusive licenses generally have terms ranging from five to ten years and require Coda to pay cumulative royalty advances aggregating $75,000 through 2001.

     Coda has created a catalog of over 4,200 individual classical and jazz accompaniments contained on over 500 cartridge products for its Vivace
Intelligent Accompaniment product, of which over 2,700 accompaniments on approximately 400 cartridges are currently available for sale. The Company made its accompaniment selection based on a review of the most frequently performed titles in state academic soloist contests as well as popular titles of sheet music sold at retail. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. The Company intends to use its relationships with key publishers and other sources to select the most popular titles for development as repertoire for Vivace products. Further, the Company plans to expand its library of repertoire to cover a broad spectrum of music genres, instruments and skill levels.

   Finale Music Notation Software Products

     Coda is a market leader in music notation software with its Finale, Academic Edition of Finale and Finale Allegro family of products for use with Macintosh and PC Windows operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI equipped electronic music keyboard or other MIDI equipped instrument and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale and Finale Allegro software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

     The Finale product has won five consecutive MacWorld "World Class" awards for best music notation software and is among those products generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software products retail for $545. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its "hyperscribe" feature. Hyperscribe allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

     Coda also produces an Academic Edition of the Finale product that is sold exclusively to schools, school teachers and college students at a suggested retail price of $275. The Finale Academic Edition product has also been a key source of revenue and registered user base growth for the Company and it represents a market that is continually being replenished with new student users. The Douglas Stewart Company ("Douglas Stewart") is the largest single distributor of Finale products. Pursuant to the terms of a written agreement, Douglas Stewart acts as the Company's exclusive distributor of the Finale Academic Edition products to "college stores" (as defined in the agreement) and as a nonexclusive distributor of the same products to non-profit educational institutions and authorized resellers other than "college stores." Douglas Stewart has agreed to limit its distribution of music notation software products exclusively to those of the Company. Coda is obligated to provide Douglas Stewart reasonable sales literature, support and training upon request and to notify Douglas Stewart of all upgrades. Although the agreement provides limited restocking rights to Douglas Stewart, historically returns have been immaterial. The agreement renews monthly unless either party provides the other with 30 days' written notice or it is otherwise earlier terminated.

     The Company introduced the Finale Allegro product, a less powerful music notation software product, in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. The Finale Allegro product allows the Company to offer an entry level product to the retail customer.

     Product manuals are currently available in German, French, Italian, Dutch, Japanese and Spanish. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of notation software products, represented 20% and 21% of 1996 and 1995 revenues, respectively.

Marketing, Sales and Distribution

     The Company has adopted different strategies to distribute the Company's Vivace products and its Finale products to various targeted market segments.

   Vivace Products

     The Company has selected the education and professional musician market as its point of entry for a variety of reasons. First, members of this market typically are regular purchasers of musical products in the current Vivace price range and could be candidates for multiple Vivace installations. Second, by penetrating this market the Company believes it will create a long-term customer base with strong annual repertoire buying rates. Finally, endorsements from this market will create awareness and credibility among the larger student and adult hobbyist markets.

     After testing alternative distribution methods, the Company concluded that a band and orchestra dealer network would be the most effective method of penetrating the market. Coda expanded the dealer network to approximately 100 dealers in 1996 and provided training at the Company's offices to product specialists employed by those dealers. This network sells to a significant portion of the educational institutions in the U.S. and Canada. The Company plans to add dealers and geographies during 1997. In addition, a distributor in Japan was added to represent the Vivace product in that country.

   Finale Music Notation Software Products

     Coda's Finale products are currently sold through electronic music instrument retailers, mail order software retailers, college bookstore distributors, computer dealers, educational software distributors and international software distributors. These channels of distribution are designed to service the composer, arranger, education and theological markets worldwide.

     The  Company  believes  it can  significantly  build on its music  notation software business by continuously expanding the installed base of users and regularly providing them with upgrades, increasing retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. The Company introduced upgrades on both the Windows(R) platform and Macintosh(R) platform in each of the last three years.

     A key marketing strategy of the Company is to introduce the Finale products to students as they learn so they are more likely to continue to use the product during their lives. To improve its position in the education market, the Company introduced a low-priced Academic Edition for students and teachers, developed product lab packs consisting of five copies of the Finale product sold at a reduced price per copy, which allow schools and universities to cost-effectively bring Finale music notation software products into their curriculum, added an on-campus direct seller network, and developed low-cost music software bundles that include the Finale product and a high quality music sequencing program for exclusive distribution to the academic channel. As a result of these and other targeted programs, the Company has significantly grown its distribution in the education market over the past three years and now generates over half of its installed user base growth from that channel.

     Coda currently sells its Finale products in 30 countries around the world. The product is distributed by a leading music software distributor in each of the international markets who is responsible for sales, marketing and technical support.

Product Development

     The Company intends to continue to expand its current product offerings by developing products for new applications and markets.


   Vivace Products

     Using the core technologies behind its Vivace products, the Company has recently developed a system for vocalists and intends to develop Vivace systems to support orchestral instruments (such as violins, violas and cellos), guitars and keyboards, as well as new Vivace applications for rhythm and intonation training. In addition, the Company is exploring other cost reductions in order to lower the price of its products for the student and music hobbyist market.

   Vivace Repertoire

     The Company plans to expand its support of Vivace products by adding more titles to the existing repertoire catalog, creating additional catalogs of repertoire and generally broadening the repertoire library to include other musical genres (such as popular, rock and country). Vivace repertoire development has limited risk and short development cycles that range from one month (solo collection of ten to twelve basic solos with piano accompaniment) to four months (musical theatre collection with orchestral accompaniment). The Company has established an expertise in repertoire development by creating methods to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer which must continually invent new games, the Company need only look to the most popular titles in the large and growing supply of musical compositions to develop additional Vivace repertoires.

   Finale Music Notation Software Products

     To maintain its leadership position in the music notation marketplace, over the past three years Coda has focused its continuous improvement efforts on developing upgrades of the Finale product on a regular basis and as a result has successfully migrated to the third generation of the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $119.95. In addition, the Company anticipates adapting its Finale products to allow on-line transmission and viewing of musical scores. Electronic music transmission would be used by music publishers or distributors to electronically transmit scores in Finale file format to customers who would be able to view the music, then purchase and print the score. The Company believes that the use of the Finale file format as the standard for electronic music distribution may increase demand for the Finale products. Although a product that may be used for such a purpose is not yet in commercial production, the Company has an alpha version of such product, which the Company will demonstrate to key publishers to obtain market feedback. The Company believes the cost of developing a commercially viable product is within its product development budget.

     In January 1996, Warner Bros. Publications announced that they required all submission of compositions for publication by Warner Bros. to be in the Finale file format. The Company believes that this endorsement from the world leader of sheet music publishing represents significant progress in establishing Finale as the industry standard.

Competition

     The Company knows of no other musical accompaniment product that responds to the musician. However, the Company expects that Vivace products will compete with conventional music accompaniment products such as Music Minus One and Roland MTS 120. These products offer students the ability to play along with prerecorded songs. They differ from the Vivace product in that they do not automatically adjust in real-time to the musician's changes in tempo. Although the Company believes its Vivace system is unique, there can be no assurance that competitors will not enter the market.

     The market for the Company's Finale music notation software is highly competitive. The competitors in this market tend to be similar in size to Coda but many have a more comprehensive line of music software products. The Company regards Passport Designs, Inc., Opcode Systems, Inc. and Steinberg/Jones as its closest competitors based on product offerings and price points.

     Principal competitive factors in marketing the Company's Vivace and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. The Company believes it competes effectively in these areas. To the extent that competitors achieve significant advantages in performance, price or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources to respond to market or technological changes, or to compete successfully in the future. In addition, increasing competition in the music software market could cause prices to fall, which could adversely affect the Company's business, operating results and financial condition.

Patents

     The Company has licensed, on an exclusive world-wide basis for the life of the patent, from Carnegie Mellon University the use of the U.S. patent which covers the automated accompaniment that listens to and follows tempo changes from a live performance. In order to maintain exclusivity, the Company must achieve specified requirements and pay certain minimum royalties. While no assurances can be given, the Company believes that the requirements will be met and that any necessary modifications to the requirements can be made which would be to the mutual benefit of both the Company and Carnegie Mellon University. The Company is currently in compliance with these requirements. The Company has further developed this technology and patented and filed for patents on the additional features. The Company has obtained a patent that protects improvements to the user control of the software, certain aspects of the repertoire file which enhance the following capabilities of the software, and miscellaneous interface features of the product. A separate patent protects the Company's cartridge encryption methodology. The Company has received notice of allowance of a patent covering enhancements to the following algorithm, accompaniment controls and repertoire data files. The Company has filed for an additional patent which is currently pending and covers other important aspects of the Vivace technology. As a result of the additional patented features developed by the Company and the ability of the Company to develop an extensive library of repertoire over the next several years, the Company does not believe that it will be materially adversely affected by the expiration of the Carnegie Mellon University patent in 2005.

     The Company's Finale product is covered by three separate patents which protect the data structure, the ability to enter music into the product by tapping tempo with a pedal device or computer keyboard, and the method of automatically assigning guitar fingerboards to a notated chord. These patents are licensed from Wenger Corporation on a royalty-free, exclusive, worldwide basis for the life of the patents.

Trademarks

     The Company owns the registered trademarks in the United States for Coda(R), Finale(R), Finale Allegro(R), Vivace(R), Intelligent Accompaniment(R), Intelligent Accompanist(R) and Personal Accompanist(R). In addition, the names Coda and Finale have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the names Vocal Accompanist(TM), and The Art of Music Notation(TM). In addition, this report contains references to trademarks owned by third parties.

Manufacturing

     Printing of user manuals and packaging and manufacture of related materials are performed to the Company's specifications by outside subcontractors. Customized synthesizer boards for the original Vivace modular configuration are purchased from E-mu Systems, Inc. ("E-mu"). The company sources AWE32 soundcards from Creative Labs, Incorporated. Blank repertoire cartridges are purchased from IVL Technologies Ltd. and cartridge readers from TREC. The Company currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying the repertoire and Finale music notation software discs, and assembling the Vivace and Finale product manuals, disks and other product literature into packages.

Employees

     As of December 31, 1996, the Company employed 46 full-time employees. Of these, 16 served in the product and repertoire development area, 7 in product testing and end-user support, and 23 in administrative and sales related activities. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire. The Company has had no difficulty contracting with these individuals and believes that its relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

                              CAUTIONARY STATEMENTS

     The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

Uncertainty of Market Acceptance

     The Company's initial Vivace product was introduced in 1994 and new Vivace products were introduced in 1996. The Company thus has a limited operating history from which investors might judge its ability to market at a profit its Vivace products. The success of the Company will be highly dependent on market acceptance of these products and the success of its distribution arrangements.

Additional Capital

     The Company may seek additional capital through a new line of credit with a bank, asset based lending or the sale of equity. No assurance can be given that such capital will be available or available on terms favorable to the Company. The sale of equity interests would dilute the ownership of current shareholders. If additional equity funds are obtained, the Company will accelerate the development of repertoire and expand marketing efforts to reach the student and consumer markets for its products.

New Product Development

     Additional development work is required for the introduction of Vivace products for the orchestral and MIDI equipped instrument markets and to increase the breadth of the Company's repertoire for Vivace products. No assurance can be given that the Company's timetable for these development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

Dependence on Repertoire Sales and Development

     The Company's future success is highly dependent on its ability to obtain significant ongoing repertoire sales. The Company has entered into license agreements with leading music publishers, which provide the Company with access to musical titles for repertoire development. While the Company believes that its relationships with these publishers are good, there can be no assurance that the Company will be able to maintain these relationships or make satisfactory arrangements to receive access to additional styles of music in a timely manner. Although the loss of a license arrangement with any one publisher would not materially adversely affect the Company's operations, the lack of a sufficient number and variety of musical arrangements would greatly limit the Company's ability to market its Vivace products.

Operating Losses

     For the year ended December 31, 1996, the Company incurred a net loss of $1,771,046 and since inception has an accumulated deficit of $8,455,977.

Dependence on Key Personnel

     The Company is highly dependent on a limited number of key management and technical personnel. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its key personnel.

Dependence on Schools and Key Customers

     The sale of a substantial portion of the Company's Vivace products initially will be directed toward schools. Budget restrictions may delay or prohibit the purchase of the Company's products by schools and certain other customers. The Company's success will depend in part on its ability to sell its Vivace products to key schools which tend to establish trends and standards in music education and band performance.

Fluctuations in Operating Results

     The Company does not have a significant history of sales of its Vivace products; however, it believes that its results of operations may fluctuate as a result of the purchasing cycle of the education market and the timing of releases of new products and product upgrades. The degree of such fluctuations will depend, among other things, on the percentage of the Company's revenues from the education market.

Competition

     Although there are other musical accompaniment products, the Company believes none have the capability to listen to and follow the musician like the Company's Vivace products. There can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition in the sale of music notation products such as the Company's Finale products occurs principally on the basis of price, features and ease of use. Some of the companies with which the Company may compete have significantly greater financial and other resources than the Company.

Dependence on Suppliers

     The Company is dependent on certain suppliers for delivery of components and assembly of its Vivace products. While the Company believes that alternative suppliers are available, any interruption of supply from current vendors could cause significant delays in the shipment of such products.

Proprietary Technology

     The Company is dependent on proprietary technology. A number of patents have been issued to or licensed by the Company and additional patents are pending which cover various aspects of the Company's products. There can be no assurance that the Company's proprietary technology will provide it with significant competitive advantages, that other companies will not develop substantially equivalent technology or that the Company will be able to protect its patented and unpatented technologies. The Company could incur substantial costs in seeking enforcement of its patents or in defending itself against patent infringement claims by others. The Company is not aware of any patents held by others that would prohibit the use of technology currently used by the Company. Further, there can be no assurance that the Company will be able to obtain or maintain patent protection in the international markets in which it intends to offer products.


ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $70,000. This lease expires in November 1997.


ITEM 3.           LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

                                    PART II.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The information  required by Item 5 is incorporated  herein by reference to
the  section   entitled  "Common  Stock  Price  Ranges"  which  appears  in  the
Registrant's 1996 Annual Report to Shareholders.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

     The information required by Item 6 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Registrant's 1996 Annual Report to Shareholders.


ITEM 7.           FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated herein by reference to the Financial Statements, Notes thereto and Report of Independent Public Accountants thereon which appear in the Registrant's 1996 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:


Name                    Age             Position

John W. Paulson         49              Chief Executive Officer and Chairman
                                        of the Board of Directors

Ronald B. Raup          46              President, Chief Operating Officer and
                                        Director

Joan K. Berg            45              Chief Financial Officer and Secretary

Mark E. Dunn            48              Senior Vice President of Product
                                        Development

Julia D. Fraser         39              Vice President of Vivace Repertoire
                                        Development


     John W. Paulson has been Chief Executive Officer and Chairman of the Board of Directors of Coda since December 1990. From 1982 to 1990, Mr. Paulson was Chairman of Springboard Software, Inc., a publicly-held company he founded to develop and market educational and consumer software products. Springboard was subsequently purchased by Spinnaker Software Corp. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years during which time he taught band, keyboard and electronic music classes. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for over ten years. Mr. Paulson was recently elected to the NAMM Board of Directors.

     Ronald B. Raup has been President and Chief Operating Officer of Coda since January 1, 1996, and served as Executive Vice President from August 1995 through December 1995. From 1977 through 1995, Mr. Raup was employed by Yamaha Corporation of American and was Senior Vice President of Sales and Marketing from 1989 through 1995. Mr. Raup served on the Yamaha Board of Directors from 1990 to 1995.

     Joan K. Berg has been Chief  Financial  Officer of Coda since January 1995.
From 1986 to 1994, Ms. Berg was Vice President and Controller of ADC Telecommunications, Inc., a manufacturer of telecommunications equipment. She also has eight years of public accounting experience with Arthur Andersen LLP.

     Mark E. Dunn has been Senior Vice President of Product Development of Coda since October 1991. For nine years prior to joining the Company, Mr. Dunn was Vice President of Product Development for Springboard Software, Inc. and then Spinnaker Software Corp. upon its acquisition of Springboard.

     Julia D. Fraser has been Vice President of Vivace Repertoire Development of Coda since March 1996. From 1984 to 1996, Ms. Fraser was employed by Alfred Publishing Co., Inc., and was Vice President of Product Development from 1993 to 1996 and Vice President of Marketing from 1989 to 1993. She previously worked in the retail and wholesale sectors of the print music industry. Ms. Fraser is on the Executive Board of the Music Industry Conference.

     The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 10.          EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1996 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CODA MUSIC TECHNOLOGY, INC.


Dated: March 21, 1997                        By:  s/ Ronald B. Raup
                                                 Ronald B. Raup, President

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints JOHN W. PAULSON and RONALD B. RAUP as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



Signature and Title                                              Date

                                                            March 21, 1997
s/ John W. Paulson
John W. Paulson, Chairman of the Board and Chief
Executive Officer (principal executive officer)

                                                            March 21, 1997
s/ Ronald B. Raup
Ronald B. Raup, President, Chief Operating Officer and
Director

                                                            March 21, 1997
s/ Joan K. Berg
Joan K. Berg, Chief Financial Officer (principal financial and accounting officer)

                                                            March 21, 1997
s/ David A. Henderson
David A. Henderson, Director

                                                            March 21, 1997
s/ Gordon F. Stofer
Gordon F. Stofer, Director

                                                            March 21, 1997
s/ Larry A. Pape
Larry A. Pape, Director

                                                            March 21, 1997
s/ Karl T. Bruhn
Karl T. Bruhn, Director

                           CODA MUSIC TECHNOLOGY, INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 1995 FISCAL YEAR



Exhibit
Number                               Description

3.1       Restated Articles of Incorporation--incorporated by reference to
          Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1      Lease dated October 23, 1992 between the Registrant and
          Jorandcor, Inc.--incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*     1992 Stock Option Plan--incorporated by reference to Exhibit
          10.3 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3 Loan Agreement dated May 5, 1995 between the Registrant and Riverside Bank and related waivers dated May 30, 1995 and June 6, 1995--incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4 Registration Rights Agreement dated May 26, 1994 between the Registrant, John G. Kinnard and Company, Incorporated and holders of Series B Convertible Preferred Stock--incorporated by reference to Exhibit 10.6 to the Registrant's Form SB-2
          Registration Statement, Reg. No. 33-92212C

10.5 License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University--incorporated by reference to
          Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6      License Agreement dated December 31, 1992 between the
          Registrant and Wenger Corporation--incorporated by reference to
          Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7*     Form of Nonqualified Stock Option Agreement for Options
          Granted Outside the 1992 Stock Option Plan--incorporated by reference to Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.8 Letter Agreement between the Registrant and IVL Technologies Ltd. dated June 15, 1992--incorporated by reference to Exhibit
          10.14 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.9 OEM Standard Products Quotation Terms and Conditions between the Registrant and E-mu Systems, Inc. dated September 10, 1992--incorporated by reference to Exhibit 10.15 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.10 Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company-- incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.11* Amendments to Employment and Stock Option Agreements between the Registrant and Craig Evanich dated November 30, 1995--incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

10.12* Employment Agreement between Registrant and Ronald B. Raup dated January 1, 1996--incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

10.13 Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996

11        Statement re computation of pro forma per share earnings

13 Portion of Annual Report to Shareholders for fiscal year ended December 31, 1996 incorporated herein by reference

23        Consent of Arthur Andersen LLP, independent public accountants

24 Power of Attorney (included on the "Signatures" page of this Form 10-KSB)

27        Financial Data Schedule

---------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.