Form 10QSB
period 1997-03-31
CODA MUSIC TECHNOLOGY INC
filed 1997-05-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

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

         Yes   X     No_____

As of May 12, 1997, there were 4,327,035 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets


                                                                               March 31, 1997       December 31, 1996
                                                                                 (Unaudited)

                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $1,003,349            $1,174,293
   Accounts receivable                                                               439,496               596,946
   Inventories                                                                       813,645               983,375
   Prepaid royalties                                                                 118,985               118,470
   Other current assets                                                               44,382                53,102
                                                                                  ----------             ---------
               Total current assets                                                2,419,857             2,926,186
EQUIPMENT, FURNITURE AND FIXTURES                                                    447,021               494,811
REPERTOIRE DEVELOPMENT COSTS                                                         517,967               476,921
OTHER ASSETS                                                                         184,241               183,916
                                                                                  ----------             ---------
                                                                                  $3,569,086            $4,081,834
                                                                                   =========             =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  228,036            $  366,271
   Accrued expenses                                                                  308,251               516,146
   Deferred revenue                                                                  182,285               201,927
                                                                                   ---------             ---------
               Total current liabilities                                             718,572             1,084,344

SHAREHOLDERS' EQUITY                                                               2,850,514             2,997,490
                                                                                   ---------             ---------
                                                                                  $3,569,086            $4,081,834
                                                                                   =========             =========

                 See accompanying notes to financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                         For the Quarter Ended March 31,

                                   (Unaudited)


                                                                                                   1997               1996

NET REVENUES                                                                                    $1,617,473         $1,254,579

COST OF SALES                                                                                      458,249            301,082
                                                                                                 ---------          ---------
GROSS PROFIT                                                                                     1,159,224            953,497
                                                                                                 ---------          ---------
OPERATING EXPENSES:
   Sales and marketing                                                                             541,907            864,356
   Product development                                                                             333,884            322,476
   General and administrative                                                                      441,938            372,001
                                                                                                 ---------          ---------
               Total operating expenses                                                          1,317,729          1,558,833
                                                                                                 ---------          ---------
LOSS FROM OPERATIONS                                                                              (158,505)          (605,336)

INTEREST INCOME, net                                                                                11,529             45,363
                                                                                                 ---------          ---------
               Net loss                                                                         $ (146,976)       $  (559,973)
                                                                                                 =========          =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
                                                                                                 4,327,035          4,267,084
                                                                                                 =========          =========

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE
                                                                                                $    (0.03)        $    (0.13)
                                                                                                 =========          =========

                                    See accompanying notes to financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                         For the Quarter Ended March 31,

                                   (Unaudited)

                                                                                                   1997               1996



OPERATING ACTIVITIES:
   Net loss                                                                                    $  (146,976)       $  (559,973)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             115,268             79,860
         Change in current assets and liabilities:
            Accounts receivable                                                                    157,450             19,726
            Inventories                                                                            169,730             (9,975)
            Prepaid royalties                                                                         (515)           (11,600)
            Other current assets                                                                     8,720              6,283
            Accounts payable                                                                      (138,235)            15,892
            Accrued expenses                                                                      (207,895)          (145,135)
            Deferred revenue                                                                       (19,642)             9,528
                                                                                                  --------          ---------
               Net cash used in operating activities                                               (62,095)          (595,394)
                                                                                                  --------          ---------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                                  (25,077)          (132,710)
   Capitalized repertoire development cost                                                         (76,435)          (132,639)
   Capitalized patents and trademarks                                                               (7,337)            (9,057)
                                                                                                  --------          ---------
              Net cash used in investing activities                                               (108,849)          (274,406)
                                                                                                  --------          ---------
FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercise                                                     -             24,801
   Repayment of long-term debt                                                                           -             (3,838)
                                                                                                  --------          ---------
               Net cash provided by financing activities                                                 -             20,963
                                                                                                  --------          ---------
NET DECREASE IN CASH AND SHORT-TERM INVESMENTS                                                    (170,944)          (848,837)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                             1,174,293          3,960,274
                                                                                                 ---------          ---------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                  $1,003,349         $3,111,437
                                                                                                 =========          =========

                                             See accompanying notes to financial statements



                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Note 2 Subsequent Event. The Company has initiated a private placement of its common stock. Under the proposed terms of the private offering, a minimum of 1,153,846 shares of common stock and a maximum of 1,730,769 shares of common stock will be offered at a price of $1.30 per share. In addition, the Company will issue to purchasers of the Shares warrants to purchase, for $2.00 per share (subject to adjustment), one share of Common Stock for every two Shares purchased. The offering is scheduled to close on May 29, 1997, subject to extension by the Company for up to 60 days.

Note 3 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires disclosure of basic earnings per share (EPS) and diluted EPS. The Company anticipates that adoption of this standard will not have a material impact on previously reported EPS.

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

     The Company has incurred losses from operations since inception and has an accumulated deficit of $8,602,953 as of March 31, 1997. In the spring of 1996, the Company released new configurations of the Vivace product at lower suggested retail prices together with upgraded features. The Company does not anticipate a similar release in the second quarter of 1997. As a result, second quarter 1997 Vivace revenues may be lower than second quarter 1996 Vivace revenues. The Company does anticipate the release of upgrades to the Finale product in the third quarter. In November 1996, the Company reduced its headcount by 17 positions to align fixed operating expenses with current revenues.


Results of operations

For the period ended March 31, 1997 compared to the period ended March 31, 1996

     Net Revenues. Revenues of $1,617,473 for the quarter ended March 31, 1997 were 29% greater than for the quarter ended March 31, 1996. Of this increase, approximately $220,000 is due to an increase in Finale product revenues related to a difference in the timing of the release of upgrades. Revenues from the Vivace product totaled approximately $432,000 in the quarter ended March 31, 1997 compared to $291,000 in the quarter ended March 31, 1996. Comparative unit sales information for the periods is represented in the table below:

                                          For the Quarter Ended March 31,

                                      1997              1996           Increase

Applications                           417               186              124%
Repertoire Cartridges                5,247             4,373               20%


The increase in revenue between the periods is principally due to the increase in the number of units sold.

     Gross profit. The gross profit of $1,159,224 for the quarter ended March 31, 1997 represented a gross profit margin of 71%. For the first quarter ended March 31, 1996, the gross profit margin was 76%. The decrease is attributable to lower Vivace margins associated with promotional pricing and also because the lower margin Vivace product comprises 27% of total revenue in 1997 compared to 23% of total revenue in 1996.

     Sales and marketing expenses. For the quarter ended March 31, 1996, sales and marketing expenses of $541,907 are 37% lower than for the quarter ended March 31, 1996. Of this amount, approximately $140,000 is associated with a reduction in trade show and travel expenses, $60,000 is associated with the reduction in personnel costs, and the remainder is due to timing of promotional expenditures.

     Product development expenses. Product development expenses of $333,884 for the quarter ended March 31, 1997 were $11,408 higher than for the quarter ended March 31, 1996.

     General and Administrative Expenses. General and administrative expenses for the first quarter of 1997 were $441,938 compared to $372,001 for the first quarter of 1996. This increase in expenses on a comparative basis with the first quarter of 1996 is due to that quarter having been abnormally low as adjustments related to employee termination costs were recorded in the first quarter of 1996.

     Interest Income, net. The Company had net interest income of $11,529 for the quarter ended March 31, 1997 compared to $45,363 for the quarter ended March 31, 1996 due to lower cash and short-term investments in 1997 compared to 1996. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $146,976 or $.03 per share for the quarter ended March 31, 1997 is favorable to the $559,973 or $.13 per share loss in the quarter ended March 31, 1996. This decrease in the loss is attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In July 1995, the Company received net proceeds of $5,891,725 from the initial public offering of 1,135,000 shares of its common stock. The proceeds were used to repay subordinated debt and accrued interest totaling $1,262,592, and the remainder was invested in short-term securities.

     The Company has a $500,000 line of credit with a bank. The borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of March 31, 1997, there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $62,095 for the quarter ended March 31, 1997. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $25,077 and repertoire development costs of $76,435 in the first quarter of 1997. The Company used cash for operating activities of $595,394 and made capital expenditures for furniture, equipment and fixtures of $132,710 and repertoire development costs of $132,639 during the three months ended March 31, 1996.

     The Company anticipates that capital expenditures for 1997 will approximate $150,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1997. However, to assure adequate availability of resources to promote planned product announcements, the Company has initiated a private placement of its common stock. Under the proposed terms of the private offering, a minimum of 1,153,846 Shares of common stock and a maximum of 1,730,769 shares of common stock will be offered at a price of $1.30 per share. In addition, the Company will issue to purchasers of the Shares warrants to purchase, for $2.00 per share (subject to adjustment), one share of Common Stock for every two Shares purchased. The offering is scheduled to close on May 29, 1997, subject to extension by the Company for up to 60 days.

Cautionary Statements

The Company cautions investors that actual results of future operations may differ from those anticipated in forward looking statements due to a number of factors including market acceptance of the Company's Vivace products, the potential need for additional capital, the need for additional product and repertoire development work, dependence on suppliers, and dependence on proprietary technology. For a more complete description of such factors, see
"Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1996.

                            PART 2. OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of the Registrant's shareholders was held on April 23, 1997.

               (b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 3,780,922 shares in favor, with 78,288 shares against, 15,750 shares abstaining and 0 shares represented by broker nonvotes.

               (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


                        Nominee                     Number of Votes For             Number of Votes Withheld
                    John W. Paulson                        3,782,156                         92,804
                    Ronald B. Raup                         3,784,156                         90,804
                    David A. Henderson                     3,786,956                         88,004
                    Gordon R. Stofer                       3,786,956                         88,004
                    Larry A. Pape                          3,786,956                         88,004
                    Karl T. Bruhn                          3,786,956                         88,004


               (d) At the Annual Meeting the shareholders approved a 200,000 share increase in the number of shares reserved for issuance under the Company's 1992 Stock Option Plan by a vote of 3,525,308 shares in favor, with 293,812 shares against, 46,937 shares abstaining and 8,903 shares represented by broker nonvotes.



Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits: See Exhibit Index on page following Signature page.

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 12, 1997                  CODA MUSIC TECHNOLOGY, INC.


                                      By: s/ Ronald B. Raup
                                          Ronald B. Raup, President and
                                             Chief Operating Officer


                                      And:s/ Joan K. Berg
                                          Joan K. Berg, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                                 March 31, 1997





Exhibit
Number            Description
 27           Financial Data Schedule (filed in electronic format only)