Form 10QSB
period 1997-06-30
CODA MUSIC TECHNOLOGY INC
filed 1997-08-07
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

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

         Yes   X     No

As of August 5, 1997, there were 6,199,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)

                                                                   December 31,
                                           June 30, 1997               1996

            ASSETS

CURRENT ASSETS:
   Cash and short-term investments         $  2,914,605            $  1,174,293
   Accounts receivable                          388,358                 596,946
   Inventories                                  800,604                 983,375
   Prepaid royalties                            124,610                 118,470
   Other current assets                          60,969                  53,102
                                            -----------             -----------
               Total current assets           4,289,146               2,926,186
EQUIPMENT, FURNITURE AND FIXTURES               390,532                 494,811
REPERTOIRE DEVELOPMENT COSTS                    564,800                 476,921
OTHER ASSETS                                    155,146                 183,916
                                            -----------             -----------
                                           $  5,399,624            $  4,081,834
                                            ===========             ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $    197,406            $    366,271
   Accrued expenses                             350,282                 516,146
   Deferred revenue                             182,285                 201,927
                                            -----------             -----------
    Total current liabilities                   729,973               1,084,344

SHAREHOLDERS' EQUITY                          4,669,651               2,997,490
                                            -----------             -----------
                                           $  5,399,624            $  4,081,834
                                            ===========             ===========


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)



                                                            Quarter Ended June 30,                Six Months Ended June 30,
                                                           1997                1996                1997                1996

NET REVENUES                                          $    1,014,583         $  1,292,514      $   2,632,055        $   2,547,093

COST OF SALES                                                303,710              551,534            761,958              852,617
                                                          ----------           ----------         ----------           ----------
GROSS PROFIT                                                 710,873              740,980          1,870,097            1,694,476
                                                          ----------           ----------         ----------           ----------
OPERATING EXPENSES:
   Sales and marketing                                       445,465              614,266            987,373            1,478,623
   Product development                                       369,586              268,809            703,470              591,284
   General and administrative                                374,771              358,088            816,708              730,088
                                                          ----------           ----------         ----------           ----------
               Total operating expenses                    1,189,822            1,241,163          2,507,551            2,799,995
                                                          ----------           ----------         ----------           ----------
LOSS FROM OPERATIONS                                        (478,949)            (500,183)          (637,454)          (1,105,519)

Interest Income (Expense), net                                20,618               34,941             32,147               80,304
                                                          ----------           ----------         ----------           ----------
NET LOSS                                              $     (458,331)        $   (465,242)       $  (605,307)       $  (1,025,215)
                                                          ==========           ==========         ==========           ==========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                      5,006,145            4,280,657          4,666,590            4,273,871
                                                          ==========           ==========         ==========           ==========

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE       $         (.09)        $       (.11)       $      (.13)       $        (.24)


                                           See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)



                                                                                               1997               1996
OPERATING ACTIVITIES:
   Net loss                                                                             $  (605,307)     $  (1,025,215)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                      266,441            166,927
         Change in current assets and liabilities:
            Accounts receivable                                                             208,588           (108,391)
            Inventories                                                                     182,771           (205,919)
            Prepaid royalties                                                                (6,140)           (16,106)
            Other current assets                                                             (7,867)            65,013
            Accounts payable                                                               (168,865)          (133,949)
            Accrued expenses                                                               (165,864)          (196,103)
            Deferred revenue                                                                (19,642)            34,008
                                                                                         ----------         ----------
               Net cash used in operating activities                                       (315,885)        (1,419,735)
                                                                                         ----------         ----------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                           (40,966)          (228,774)
   Capitalized repertoire development cost                                                 (163,663)          (276,049)
   Other assets, principally patents and trademarks                                         (16,642)           (76,247)
                                                                                         ----------         ----------
              Net cash used in investing activities                                        (221,271)          (581,070)
                                                                                         ----------         ----------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                                           -            110,364
   Proceeds from sale of common stock, net of offering costs                              2,277,468                  -
   Repayment of long-term debt                                                                    -             (3,838)
                                                                                         ----------         ----------
               Net cash provided by financing activities                                  2,277,468            106,526
                                                                                         ----------         ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                1,740,312         (1,894,279)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                      1,174,293          3,960,274
                                                                                         ----------         ----------
CASH AND SHORT-TERM INVESTMENTS, end of period                                          $ 2,914,605      $   2,065,995
                                                                                         ==========         ==========


                                           See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.



Note 2 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires disclosure of basic earnings per share (EPS) and diluted EPS. The Company anticipates that adoption of this standard will not have a material impact on previously reported EPS.



Note 3 Private Placement of Common Stock. On May 29, 1997, the Company sold an aggregate of 1,872,697 shares of Common Stock at a price of $1.30 per share and issued warrants to purchase, at $2.00 per share, an aggregate of 936,357 shares of Common Stock. The net proceeds of the offering totaled $2,277,468.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

     Through 1994, the primary business of the Company consisted of enhancing, marketing and selling Finale(R) music notation software products while developing Vivace(R) Intelligent Accompaniment(R) products. In June 1994, the first test markets of the Vivace product were launched. After receiving an encouraging response from music educators and music students, the Company began the process of building a dealer network commencing in January 1995. The Company anticipates that revenues from the Vivace product will increase as the dealer network expands and gains experience, as well as with the introduction of stronger and more focused marketing efforts by the Company. With a long-term objective of penetrating the amateur musician market, the Company intends to continue to adapt its product to technologies with lower cost and to expand the amount of repertoire available for use with the Vivace product.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $9,061,284 as of June 30, 1997. In the spring of 1996, the Company released new configurations of the Vivace product at lower suggested retail prices, as well as an application and repertoire for vocalists. The Company announced in July 1997 the introduction of a software version of the product with a suggested retail price of $199. The Company anticipates that this new product will begin to ship in September, but does not expect significant unit sales of this new product to occur until at least the fourth quarter. In addition, the Company expects to release an upgrade to the Finale product in the third quarter of 1997.

Results of operations

For the periods ended June 30, 1997 compared to the periods ended June 30, 1996

     Net Revenues. Revenues of $1,014,583 for the quarter ended June 30, 1997 decreased $277,931 over the quarter ended June 30, 1996. The net decrease in revenues between the two periods reflects a 28% increase in revenues from the Finale music notation software product and a 59% decrease in revenues from the Vivace Intelligent Accompaniment(R) product. Revenues for the six months ended June 30, 1997 were $2,632,055, a 3% increase over revenues for the six months ended June 30, 1996. Finale product revenues increased $376,089 or 25% in this period while Vivace product revenues decreased 28%.The increase in Finale revenue results from a change in the timing of the release of product upgrades between years as well as an increase in the price of the Finale for Mac upgrade between years. The Company's second quarter 1996 Vivace revenues were higher than second quarter 1997 Vivace revenues, in part because the soundcard version of Vivace was introduced in May 1996 and the network of retail music dealers placed stocking orders for that product. Also, in the second quarter of 1996, an international distributor placed a substantial stocking order for applications and repertoire. Comparative Vivace unit sales information for the periods is represented in the table below:

                                    Quarter Ended         Six Months Ended

                           ------------------------  ---------------------------
                             6/30/97      6/30/96       6/30/97         6/30/96
Applications                     315          975           732           1,164
Repertoire cartridges          3,977        5,565         9,224           9,938


     The Company has announced its intention to release a software version of the Vivace product in September. Priced at a suggested retail price of $199, this product will be marketed to the student and home markets, as well as academic institutional markets. In preparation for marketing to the student and home markets, the Company has reduced repertoire suggested retail prices. While the Company intends to encourage sales of its existing configurations, it is possible that this pre-announcement of the product will negatively impact sales of the current configurations and that the Company will not achieve sufficient volume increases at the lower suggested retail price to offset the significant decrease in the application and repertoire prices.

     The Company also plans to release an upgrade to the Finale product in the third quarter of 1997. As a result, the Company expects third quarter 1997 Finale revenues to be higher than for the third quarter of 1996.

     Gross profit. The gross profit of $710,873 for the quarter ended June 30, 1997 represented a gross profit margin of 70%. For the second quarter ended June 30, 1996, the gross profit margin was 57%. The increase in the gross margin percentage is primarily attributable to the higher mix of Finale sales in the 1997 quarter compared to 1996. In addition, during the second quarter of 1996, the Company offered a special promotion whereby customers who purchased $995 of repertoire received a soundcard application at no charge. The low margins resulting from this promotion, as well as the lower margins on Vivace products compared to Finale products, accounted for the low gross margin during the quarter.

     The gross profit for the first half of 1997 was 71% compared to 67% in the first half of 1996. The increase principally relates to a stronger mix of the higher margin Finale products in the first half of 1997 compared to the first half of 1996. It is expected that the gross profit percentage will decline as Vivace products constitute a higher percentage of total revenues of the Company.

     Sales and marketing expenses. For the quarter ended June 30, 1997 sales and marketing expenses of $445,465 are 27% lower than for the quarter ended June 30, 1996. Sales and marketing expenses of $987,373 for the first six months of 1997 decreased 33% or $491,250 over the first six months of 1996. Of this decrease, approximately $85,000 is related to lower personnel costs, $215,000 is related to decreased travel and attendance at educator trade shows, and $130,000 is attributable to lower advertising and public relations costs. The Company intentionally postponed certain selling expenses pending announcement of the software version of the Vivace product, which announcement was made in July 1997. The Company expects to incur higher sales and marketing expenses in the second half of 1997 than in the first half of 1997.

     Product development expenses. Product development expenses of $369,586 for the quarter ended June 30, 1997 were approximately 37% higher than for the quarter ended June 30, 1996. For the six months ended June 30, 1997, product development expenses of $703,470 were $112,186 higher than for the six months ended June 30, 1996. The major reason for the increase in expense is related to increased amortization of repertoire development and software translation costs in 1997.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 1997 were $374,771 compared to $358,088 for the second quarter of 1996. General and administrative expenses of $816,708 for the six months ended June 30, 1997 increased $86,620 or 12% over the six months ended June 30, 1996. This increase in expenses on a comparative basis with the first half of 1996 is due to that period having been abnormally low as adjustments related to employee termination costs were recorded in the first quarter of 1996.

     Interest Income (Expense), Net. The Company had net interest income of $20,618 for the quarter ended June 30, 1997 compared to $34,941 for the quarter ended June 30, 1996. For the first six months of 1996, the Company had interest income of $32,147 compared to interest income of $80,304 for the first six months of 1996. The lower interest income is attributable to the Company's lower average cash and investment balances in 1997 compared to 1996. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $458,331 for the quarter ended June 30, 1997 is an improvement from the $465,242 loss in the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company's loss of $605,307 was a favorable change of $419,908 over the six months ended June 30, 1996. The changes in the loss are attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In May 1997, the Company received net proceeds of $2,277,468 from the private placement of 1,872,697 shares of its common stock and the issuance of warrants to purchase 936,357 shares of common stock at a price of $2.00. The proceeds were invested in short-term securities.

     The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of June 30, 1997 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $315,885 for the six months ended June 30, 1997. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $40,966 and repertoire development costs of $163,663 in the six months ended June 30, 1997. During the six months ended June 30, 1996, the Company used cash for operating activities of $1,419,735, made capital expenditures for furniture, equipment and fixtures of $228,774 and repertoire development of $276,049.

     The Company anticipates that capital expenditures for 1997 will approximate $150,000 and that increased working capital will be required to support planned revenue growth. Management believes existing cash and short-term investments, proceeds from line of credit borrowings, and funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1998. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade interest-bearing securities.



Cautionary Statements

     The Company cautions investors that actual results of future operations may differ from those anticipated in forward looking statements due to a number of factors including market acceptance of the Company's Vivace products, the potential need for additional capital, the need for additional product and repertoire development work, competition, dependence on suppliers, and dependence on proprietary technology. For a more complete description of such factors see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1996.

                            PART 2. OTHER INFORMATION


Item 2.  Changes in Securities.

     On May 29, 1997, the Registrant sold an aggregate of 1,872,697 shares of Common Stock at a price of $1.30 per share and issued warrants to purchase, at $2.00 per share, an aggregate of 936,357 shares of Common Stock. The securities were sold to 33 accredited investors through directors and officers of the Registrant and through John G. Kinnard and Company, Incorporated, as Agent. The total proceeds of the offering were $2,434,506, and the Agent received commissions of $125,750. The sale of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. The purchasers represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: 27 - Financial Data Schedule
                           (filed in electronic format only)

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 5, 1997              CODA MUSIC TECHNOLOGY, INC.


                                   By: s/  Ronald B. Raup
                                       Ronald B. Raup, President and
                                            Chief Operating Officer


                                     And: s/   Joan K. Berg
                                          Joan K. Berg, Chief Financial Officer