Form 10QSB
period 1997-09-30
CODA MUSIC TECHNOLOGY INC
filed 1997-11-12
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from _________ to ____________

         Commission file number     0-26192


                           Coda Music Technology, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

   Minnesota                                               41-1716250
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

                                 6210 Bury Drive
                       Eden Prairie, Minnesota 55346-1718
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 937-9611
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No

As of November 5, 1997, there were 6,199,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)



                                                                                September 30,           December 31,
                                                                                    1997                   1996
                                 ASSETS                                         ------------            ------------
CURRENT ASSETS:
   Cash and short-term investments                                             $  2,199,073             $  1,174,293
   Accounts receivable                                                              329,139                  596,946
   Inventories                                                                      852,104                  983,375
   Prepaid royalties                                                                128,974                  118,470
   Other current assets                                                              66,138                   53,102
                                                                                -----------               ----------
               Total current assets                                               3,575,428                2,926,186
EQUIPMENT, FURNITURE AND FIXTURES                                                   371,550                  494,811
REPERTOIRE DEVELOPMENT COSTS                                                        613,748                  476,921
OTHER ASSETS                                                                        121,712                  183,916
                                                                                -----------               ----------
                                                                               $  4,682,438             $  4,081,834
                                                                                ===========               ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $     267,348            $     366,271
   Accrued expenses                                                                 380,114                  516,146
   Deferred revenue                                                                 182,285                  201,927
                                                                                -----------               ----------
               Total current liabilities                                            829,747                1,084,344

SHAREHOLDERS' EQUITY                                                              3,852,691                2,997,490
                                                                                -----------               ----------
                                                                               $  4,682,438             $  4,081,834
                                                                                ===========               ==========

            See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)


                                                                                                         Nine Months Ended
                                                           Quarter Ended September 30,                    September 30,
                                                             1997                1996                1997                1996
                                                           -------              ------              ------              ------
NET REVENUES                                          $      952,080      $    1,209,440      $   3,584,135      $     3,756,532

COST OF SALES                                                335,844             482,817          1,097,802            1,335,433
                                                        ------------        ------------        -----------         ------------
GROSS PROFIT                                                 616,236             726,623          2,486,333            2,421,099
                                                        ------------        ------------        -----------         ------------
OPERATING EXPENSES:
   Sales and marketing                                       610,742             592,830          1,598,115            2,071,453
   Product development                                       419,061             361,460          1,122,531              952,745
   General and administrative                                421,135             386,808          1,237,843            1,116,896
                                                        ------------        ------------        -----------         ------------
               Total operating expenses                    1,450,938           1,341,098          3,958,489            4,141,094
                                                        ------------        ------------        -----------         ------------
LOSS FROM OPERATIONS                                        (834,702)           (614,475)        (1,472,156)          (1,719,995)

Interest Income, net                                          36,105              21,096             68,252              101,400
                                                        ------------        ------------        -----------         ------------
NET LOSS                                              $     (798,597)     $     (593,379)     $  (1,403,904)     $    (1,618,595)
                                                        ============        ============        ===========         ============
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING
                                                           6,199,832           4,326,867          5,177,637            4,291,536
                                                        ============        ============        ===========         ============

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE
                                                      $         (.13)     $         (.14)     $        (.27)     $          (.38)
                                                        ============        ============        ===========         ============


                                           See accompanying notes to condensed financial statements



                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                                                                    1997                1996
                                                                                                   ------              ------
OPERATING ACTIVITIES:
   Net loss                                                                                  $  (1,403,904)     $  (1,618,595)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             414,487            259,462
         Change in current assets and liabilities:
            Accounts receivable                                                                    267,807           (146,505)
            Inventories                                                                            131,271           (435,262)
            Prepaid royalties                                                                      (10,504)           (16,739)
            Other current assets                                                                   (13,036)            62,609
            Accounts payable                                                                       (98,923)           (29,844)
            Accrued expenses                                                                      (136,032)          (101,946)
            Deferred revenue                                                                       (19,642)            20,938
                                                                                                ----------         ----------
               Net cash used in operating activities                                              (868,476)        (2,005,882)
                                                                                                ----------         ----------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                                  (84,833)          (289,359)
   Capitalized repertoire development cost                                                        (259,345)          (419,654)
   Other assets, principally patents and trademarks                                                (21,671)          (120,294)
                                                                                                ----------         ----------
              Net cash used in investing activities                                               (365,849)          (829,307)
                                                                                                ----------         ----------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                                                  -            111,564
   Proceeds from sale of common stock, net of offering costs                                     2,259,105                  -
   Repayment of long-term debt                                                                           -             (3,838)
                                                                                                ----------         ----------
               Net cash provided by financing activities                                         2,259,105            107,726
                                                                                                ----------         ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS
                                                                                                 1,024,780         (2,727,463)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                             1,174,293          3,960,274
                                                                                                ----------         ----------
CASH AND SHORT-TERM INVESTMENTS, end of period                                              $    2,199,073     $    1,232,811
                                                                                                ==========         ==========

                                           See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.



Note 2 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires disclosure of basic earnings per share (EPS) and diluted EPS. The Company anticipates that adoption of this standard will not have a material impact on previously reported EPS.



Note 3 Private Placement of Common Stock. On May 29, 1997, the Company sold an aggregate of 1,872,697 shares of Common Stock at a price of $1.30 per share and issued warrants to purchase, at $2.00 per share, an aggregate of 936,357 shares of Common Stock. The net proceeds of the offering totaled $2,259,105.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

     Through 1994, the primary business of the Company consisted of enhancing, marketing and selling Finale(R) music notation software products while developing Vivace(R) Intelligent Accompaniment(R) products. In June 1994, the first test markets of the Vivace product were launched with a modular system at a suggested retail price of $2,295. In the spring of 1996, the Company released new configurations of the Vivace product at lower suggested retail prices, as well as an application and repertoire for vocalists. The Company announced in July 1997 the introduction of a software version of the product with a suggested retail price of $199 and repositioned the product as a complete practice system, the Vivace Practice Studio(TM). The Company began shipping this new product for the Macintosh(R) platform at the beginning of October, 1997. The Windows(R) version of this product is still in development.

     Initially, the Company's marketing efforts were primarily directed towards the retail music dealer channel, with a long-term objective of penetrating the amateur musician market. As the Company adapts its product to technologies with lower cost and continues to expand the amount and styles of repertoire available for use with the Vivace product, the Company's distribution channels will expand beyond the retail music dealer channel. The Company cannot predict the time it will take to establish new methods of distribution which will more effectively reach the student and home markets. However, the Company intends to continue to work with the retail music dealer channel to penetrate the academic institutional market and to solicit students renting instruments through these dealers.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $9,859,881 as of September 30, 1997.

Results of operations

For the periods ended September 30, 1997 compared to the periods ended September 30, 1996

     Net Revenues. Revenues of $952,080 for the quarter ended September 30, 1997 decreased $257,360 over the quarter ended September 30, 1996. The net decrease in revenues between the two periods reflects a 9% increase in revenues from the Finale music notation software product and a 63% decrease in revenues from the Vivace Intelligent Accompaniment(R) product. Revenues for the nine months ended September 30, 1997 were $3,584,135, a 5% decrease over revenues for the nine months ended September 30, 1996. Finale product revenues increased $437,715 or 20% in this period while Vivace product revenues decreased 40%. The increase in Finale revenue results from a change in the timing of the release of product upgrades between years as well as an increase in the price of the Finale for Mac upgrade between years. The decrease in Vivace revenue is primarily associated with unit volume decreases, as represented in the table below:

                              Quarter Ended              Nine Months Ended

                        -------------------------     -------------------------
                         9/30/97         9/30/96        9/30/97         9/30/96
                         -------         -------        -------         -------
Applications                 220             478            952           1,642
Repertoire cartridges      3,790           7,566         13,014          17,504


     During 1996, the Company promoted the Vivace product with a special offer, whereby music educators received a free soundcard if they purchased $995 of repertoire. In addition, the Company benefited from inventory stocking orders placed by several of the music retail dealers and a large international distributor. These factors were not significant to 1997 results. In addition, delays in shipping the software version of the Vivace product may have negatively affected 1997 results. Until the Windows version of this product is shipping, the Company does not expect Vivace revenues to exceed those from comparable periods of the prior year.

     The Company released an upgrade to the Finale product for the Windows platform on October 14th, and expects to begin shipping this upgrade on the Macintosh platform in November, 1997. The timing of the release is expected to result in a favorable Finale revenue comparison in the fourth quarter of 1997.

     Gross profit. The gross profit of $616,236 for the quarter ended September 30, 1997 represented a gross profit margin of 65%. For the third quarter ended September 30, 1996, the gross profit margin was 60%. The increase in the gross margin percentage is primarily attributable to the higher mix of Finale sales in the 1997 quarter compared to 1996.

     The gross profit for the first nine months of 1997 was 69% compared to 64% in the first nine months of 1996. The increase principally relates to a stronger mix of the higher margin Finale products in the first nine months of 1997 compared to the first nine months of 1996. It is expected that the gross profit percentage will decline as Vivace products constitute a higher percentage of total revenues of the Company.

     Sales and marketing expenses. For the quarter ended September 30, 1997 sales and marketing expenses of $610,742 are 3% higher than for the quarter ended September 30, 1996. Sales and marketing expenses of $1,598,115 for the first nine months of 1997 decreased 23% or $473,338 over the first nine months of 1996. Of this decrease, approximately $110,000 is related to lower personnel costs, $255,000 is related to decreased travel and attendance at educator trade shows, and $105,000 is attributable to lower advertising and public relations costs. The Company intentionally postponed certain selling expenses pending announcement of the software version of the Vivace product, which announcement was made in July 1997.

     Product development expenses. Product development expenses of $419,061 for the quarter ended September 30, 1997 were approximately 16% higher than for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, product development expenses of $1,122,531 were $169,786 higher than for the nine months ended September 30, 1996. The major reason for the increase in expense is related to increased amortization of repertoire development and software translation costs in 1997.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 1997 were $421,135 compared to $386,808 for the third quarter of 1996. The increase over the comparable quarter in 1996 is primarily attributable to personnel recruiting expenses due to the tight labor market, the timing of travel and legal expenses. General and administrative expenses of $1,237,843 for the nine months ended September 30, 1997 increased $120,947 or 11% over the nine months ended September 30, 1996. This increase in expenses on a comparative basis with the first nine months of 1996 is primarily due to that period having been abnormally low as adjustments related to employee termination costs were recorded in the first quarter of 1996.

     Interest Income (Expense), Net. The Company had net interest income of $36,105 for the quarter ended September 30, 1997 compared to $21,096 for the quarter ended September 30, 1996. For the first nine months of 1996, the Company had interest income of $68,252 compared to interest income of $101,400 for the first nine months of 1996. The lower interest income is attributable to the Company's lower average cash and investment balances in 1997 compared to 1996. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $798,597 for the quarter ended September 30, 1997 is unfavorable compared to the $593,379 loss in the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company's loss of $1,403,904 was a favorable change of $214,691 over the nine months ended September 30, 1996. The changes in the loss are attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In May 1997, the Company received net proceeds of $2,259,105 from the private placement of 1,872,697 shares of its common stock and the issuance of warrants to purchase 936,357 shares of common stock at a price of $2.00. The proceeds were invested in short-term securities.

     The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of September 30, 1997 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $868,476 for the nine months ended September 30, 1997. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $84,833 and repertoire development costs of $259,345 in the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Company used cash for operating activities of $2,005,882, made capital expenditures for furniture, equipment and fixtures of $289,359 and repertoire development of $419,654.

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

                            PART 2. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits:  27 - Financial Data Schedule
                                   (filed in electronic format only)

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 7, 1997                CODA MUSIC TECHNOLOGY, INC.


                                       By:  s/  Ronald B. Raup
                                            Ronald B. Raup, President and
                                            Chief Operating Officer


                                      And:  s/   Joan K. Berg
                                           Joan K. Berg, Chief Financial Officer

                                 EXHIBIT INDEX
                          CODA MUSIC TECHNOLOGY, INC.
                                  FORM 10-QSB
                  For Fiscal Quarter Ended September 30, 1997


Exhibit No.              Description

    27             Financial Data Schedule