Form 10KSB
period 1997-12-31
CODA MUSIC TECHNOLOGY INC
filed 1998-03-23
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Securities registered pursuant to Section 12(g) of the Exchange Act:
                              Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $5,563,105

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 12, 1998 was approximately $9,783,177 based upon the closing price of the Registrant's Common Stock on such date.

There were 6,199,732 shares of Common Stock outstanding as of March 12,1998.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated into Part II and portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III.

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

Coda Strategy

         The Company's objective is to use modern technology to provide products that enhance the process of learning, performing and composing music. The Vivace system provides accompaniment which follows the tempo of the musician in an effort to enhance the process of learning, practicing and performing music. The Company's Finale music notation software products allow musicians to enter compositions into a computer electronically while playing, thus freeing them from the tedious task of handwriting notes as they are played, and allows musicians to manipulate, edit, play back and print compositions. The Company intends to implement the following strategies in pursuing its objective:

o Expand applications for Vivace technology. The Vivace product is currently available for band and vocal applications. The Company intends to continue to adapt the technology for the orchestral and MIDI-equipped piano keyboard markets, and to develop lower cost applications. These products are designed to permit more professional and amateur musicians to experience the joy and emotion of music by performing with accompaniment that listens to and follows the musician.

o Further develop the accompaniment library. Coda has created over 4,100 classical, jazz and musical theatre accompaniments contained on approximately 500 cartridges for use with the Vivace product and plans to create additional accompaniments covering a broad spectrum of musical genres, instruments and skill levels. In 1997, the Company introduced Vivace accompaniments for the Belwin 21st Century Band Method, a standardized method of instruction targeting elementary students. The Company intends to continue to select popular titles from the world's existing and growing body of music to develop additional accompaniments for each of its market segments.

o Expand the markets for and distribution of the Vivace products. The Company initially introduced its Vivace products to the education and professional music market segment through a network of band and orchestra dealers, most of which sell to both schools and individuals. With the introduction of the CD-ROM format for the Vivace application, the Company lowered the suggested retail price for the technology to $199. At this lower price point, the Company intends to broaden distribution to the dealer channel and expand distribution channels to better reach the student, adult hobbyist and professional musician markets.

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

   Vivace Products

         The Vivace technology is currently offered in a CD-ROM format, with optional hardware accessories available to enable the technology to work on slower computers. The prototype technology upon which the Vivace system is based was patented by Carnegie Mellon University and licensed to the Company. Coda then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product.

         The Intelligent Accompaniment(R) software allows the user to start playing at any point in the musical piece, repeat difficult-to-play segments, change instrumentation and adjust the degree to which the accompaniment follows the musician. In addition, the musician can control tempo and reverb, transpose the music into any key, play with or without repeats and designate sections of the music to cut. With a feature called "Remember Tempos," the system can adjust the accompaniment to handle even the most extreme interpretation of a passage where there is little input, or few notes, from the musician. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These "variables" can be saved with the music, creating a personally customized version of the accompaniment.

         The Company's Intelligent Accompaniment technology is available for the 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas; in 1996, it also became available for vocal applications.

   Vivace Accompaniments

         The sale of a single Vivace system has the ability to generate multiple and ongoing sales of repertoire as musicians build their own library of accompaniments. The accompaniment delivery system consists of a computer floppy disk and a cartridge that plugs into the Vivace hardware, similar to the insertion of a CD into a stereo system. Unlike CDs, however, the accompaniment cartridges will only work with the Company's Vivace system and have been specially designed by the Company to protect against illegal duplication. A typical accompaniment cartridge retails for $24.95 and typically contains more than one musical accompaniment.

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

         Coda has created over 4,100 individual classical and jazz accompaniments contained on approximately 500 cartridge products for its Vivace Intelligent Accompaniment product as well as accompaniments for the Belwin 21st

Century Elementary Band Method. The Company made its accompaniment selection based on a review of the most frequently performed titles in state academic soloist contests as well as popular titles of sheet music sold at retail. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. The Company intends to use its relationships with key publishers and other sources to select the most popular titles for development as accompaniments for Vivace products. Further, the Company plans to expand its library of accompaniments to cover a broad spectrum of music genres, instruments and skill levels.

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

         The Finale product is among those products generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software products retail for $545. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its "hyperscribe" feature. Hyperscribe allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

         Coda also produces an Academic Edition of the Finale product that is sold exclusively to schools, school teachers and college students at a suggested retail price of $275. The Finale Academic Edition product has also been a key source of revenue and registered user base growth for the Company and it represents a market that is continually being replenished with new student users. The Douglas Stewart Company ("Douglas Stewart") is the largest single distributor of Finale products. Pursuant to the terms of a written agreement, Douglas Stewart acts as the Company's exclusive distributor of the Finale Academic Edition products to "college stores" (as defined in the agreement) and as a nonexclusive distributor of the same products to non-profit educational institutions and authorized resellers other than "college stores." Douglas Stewart has agreed to limit its distribution of music notation software products exclusively to those of the Company. Coda is obligated to provide Douglas Stewart reasonable sales literature, support and training upon request and to notify Douglas Stewart of all upgrades. The agreement provides limited restocking rights to Douglas Stewart. In 1997 and 1996, respectively, Douglas Stewart returned $110,000 and $32,000 related to the introduction of upgraded products. The agreement renews monthly unless either party provides the other with 30 days written notice or it is otherwise earlier terminated.

         The Company introduced the Finale Allegro product, a less powerful music notation software product, in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. The Finale Allegro product allows the Company to offer an entry level product to the retail customer.

         Product manuals are currently available in German, French, Italian, Dutch, Japanese, Spanish and Swedish. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of notation software products, represented 18% and 20% of 1997 and 1996 revenues, respectively.

Marketing, Sales and Distribution

         The  Company  has  adopted  different   strategies  to  distribute  the
Company's Vivace products and its Finale products to various targeted market segments.

   Vivace Products

         The Company had selected the education market as its point of entry for a variety of reasons. First, members of this market typically are regular purchasers of musical products in the current Vivace price range and could be candidates for multiple Vivace installations. Second, by penetrating this market the Company believes it will create a long-term customer base with strong annual repertoire buying rates. Finally, endorsements from this market will create awareness and credibility among the larger student and adult hobbyist markets.

         After testing alternative distribution methods, the Company concluded that a band and orchestra dealer network would be the most effective method of penetrating the market. The dealer network currently approximates 110 dealers. This network sells to a significant portion of the educational institutions in the U.S. and Canada. In addition, the Company has distribution in Japan, Australia, Germany and the United Kingdom.

         In July 1997, the Company authorized catalog distribution through selected catalog companies. In addition, the Company began distributing free demonstration CDs of the Vivace product through the Company's website. The Company anticipates expansion of these methods of distribution during 1998.

   Finale Music Notation Software Products

         Coda's Finale products are currently sold through music instrument retailers, mail order software retailers, college bookstore distributors, computer dealers, educational software distributors and international software distributors. These channels of distribution are designed to service the composer, arranger, education and theological markets worldwide. Effective January 1, 1998, the Company has authorized Thinkware, a music software distributor, to distribute its products to all of these markets, except selected large accounts and college bookstores. In 1997, sales of products through the channels of distribution now being served by Thinkware constituted approximately 25% of Finale product sales. The Company believes that the unit increase resulting from this distribution will offset the price discounts offered.

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

         Coda currently sells its Finale products in over 30 countries around the world. The product is distributed by a leading music software distributor in each of the international markets who is responsible for sales, marketing and technical support.

Product Development

         During 1997 and 1996, the Company incurred $1,555,660 and $1,306,570 in product development expenses. The Company intends to continue to expand its current product offerings by developing products for new applications and markets.

   Vivace Products

         Using the core technologies behind its Vivace products, the Company has recently been able to provide them in a CD-ROM format. In addition, the Company is exploring other cost reductions in order to lower the price of its products for the student and music hobbyist market.

   Vivace Accompaniments

         The Company plans to expand its support of Vivace products by adding more titles to the existing accompaniment catalog, creating additional accompaniments and generally broadening the accompaniment library to include other musical genres (such as popular, rock and country). Vivace accompaniment development has limited risk and short development cycles that range from one month (solo collection of ten to twelve basic solos with piano accompaniment) to four months (musical theatre collection with orchestral accompaniment). The Company has established an expertise in accompaniment development by creating methods to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer which must continually invent new games, the Company need only look to the most popular titles in the large and growing supply of musical compositions to develop additional Vivace accompaniments.

   Finale Music Notation Software Products

         To maintain its leadership position in the music notation marketplace, over the past three years Coda has focused its continuous improvement efforts on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $144.95. In 1997, the Company added plug-in capabilities that permit the user to add specialized notation features. The Company expects to allow independent third parties to develop additional plug-in capabilities in the future to augment the features and functions developed internally.

         In addition, the Company will continue to explore adapting its Finale products to allow on-line transmission and viewing of musical scores. Electronic music transmission would be used by music publishers or distributors to electronically transmit scores in Finale file format to customers who would be able to view the music, then purchase and print the score. The Company believes that the use of the Finale file format as the standard for electronic music distribution may increase demand for the Finale products. Although a product that may be used for such a purpose is not yet in commercial production, the Company has an alpha version of such product, which the Company will demonstrate to key publishers to obtain market feedback. The Company believes the cost of developing a commercially viable product is within its product development budget.

         In January 1996, Warner Bros. Publications announced that they required all submission of compositions for publication by Warner Bros. to be in the Finale file format. The Company believes that this endorsement from the world leader of sheet music publishing represents significant progress in establishing Finale as the industry standard.

Competition

         The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician. However, a competitor has recently announced an interactive product for piano and keyboards; this product is not yet available through general distribution and has not been evaluated by the Company. The Company expects that Vivace products will compete with conventional music accompaniment products such as Music Minus One and Roland MTS 120. These products offer students the ability to play along with prerecorded songs. They differ from the Vivace product in that they do not automatically adjust in real-time to the musician's changes in tempo. Although the Company believes its Vivace system is unique, there can be no assurance that competitors will not enter the market.

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

Patents

         The Company has licensed, on an exclusive world-wide basis for the life of the patent, from Carnegie Mellon University the use of the U.S. patent which covers the automated accompaniment that listens to and follows tempo changes from a live performance. In order to maintain exclusivity, the Company must pay certain minimum royalties. While no assurances can be given, the Company believes that the requirements will be met and that any necessary modifications to the requirements can be made which would be to the mutual benefit of both the Company and Carnegie Mellon University. The Company is currently in compliance with these requirements. The Company has further developed this technology and patented and filed for patents on the additional features. The Company has obtained a patent that protects improvements to the user control of the software, certain aspects of the repertoire file which enhance the following capabilities of the software, and miscellaneous interface features of the product. A separate patent protects the Company's cartridge encryption methodology. The Company has received notice of allowance of a patent covering enhancements to the following algorithm, accompaniment controls and repertoire data files. The Company has filed for an additional patent which is currently pending and covers other important aspects of the Vivace technology. As a result of the additional patented features developed by the Company and the ability of the Company to develop an extensive library of repertoire over the next several years, the Company does not believe that it will be materially adversely affected by the expiration of the Carnegie Mellon University patent in 2005.

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

Trademarks

         The Company owns the registered trademarks in the United States for Coda(R), Finale(R), Finale Allegro(R), The Art of Music Notation(R), Vivace(R), Intelligent Accompaniment(R), Intelligent Accompanist(R) and Personal Accompanist(R). In addition, the names Coda and Finale have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the name Practice Studio(TM). In addition, this report contains references to trademarks owned by third parties.

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

Employees

         As of December 31, 1997, the Company employed 46 full-time employees. Of these, 16 served in the product and repertoire development area, 7 in product testing and end-user support, and 23 in administrative and sales related activities. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire. The Company has had no difficulty contracting with these individuals and believes that its relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

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

Distribution and Sales Level Issues

         The Company's initial Vivace product was introduced in 1994 and new Vivace products were introduced in 1997 but the Company has achieved only limited sales of Vivace products. Initial distribution was aimed primarily at schools and made through a network of band and orchestral instrument dealers. More recently, the Company has also made sales through catalog companies and direct sales through the Company's website. The Company anticipates expanding and utilizing new methods of distribution during 1998. No assurance can be given that sales of Vivace products will achieve significantly higher levels.

         Effective January 1, 1998 the company authorized a distributor to service Finale product retailers and dealers (other than selected large accounts and college bookstore distributors). In 1997, approximately 25% of total Finale sales came from markets that may now be served by this distributor. The Company believes that the unit sales will increase and offset the price discount offered to this distributor; however, no assurance can be given that such increases will be achieved.

Additional Capital

         The Company believes that existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products, will be sufficient to fund its capital expenditure, product development and working capital requirements through 1998. If the Company does determine in the future to seek additional capital through a new line of credit, asset based lending or the sale of equity, no assurance can be given that such capital will be available or available on terms favorable to the Company. The sale of equity interests would dilute the ownership of current shareholders.

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

Dependence on Accompaniment Sales and Development

         The Company's future success is highly dependent on its ability to obtain significant ongoing accompaniment sales. The Company has entered into license agreements with leading music publishers, which provide the Company with access to musical titles for accompaniment development. While the Company believes that its relationships with these publishers are good, there can be no assurance that the Company will be able to maintain these relationships or make satisfactory arrangements to receive access to additional styles of music in a timely manner. Although the loss of a license arrangement with any one publisher would not materially adversely affect the Company's operations, the lack of a sufficient number and variety of musical arrangements would greatly limit the Company's ability to market its Vivace products.

Operating Losses

         For the year ended December 31, 1997, the Company incurred a net loss of $1,512,237 and since inception has an accumulated deficit of $9,968,214.

Dependence on Key Personnel

         The Company is highly dependent on a limited number of key management and technical personnel, including software programmers that are in limited supply in the current labor market. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its key personnel.

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

Competition

         The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician. However, a competitor has recently announced an interactive product for piano and keyboards; this product is not yet available through general distribution and has not been evaluated by the Company. There can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition in the sale of music notation products such as the Company's Finale products occurs principally on the basis of price, features and ease of use. Some of the companies with which the Company may compete have significantly greater financial and other resources than the Company.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $85,000. This lease expires in November 2000.


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

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Common Stock Price Ranges" which appears in the Registrant's 1997 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Registrant's 1997 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Financial Statements, Notes thereto and Report of Independent Public Accountants thereon which appear in the Registrant's 1997 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name                       Age                    Position

John W. Paulson             50     Chief Executive Officer and Chairman of the
                                   Board of Directors

Ronald B. Raup              47     President, Chief Operating Officer and
                                   Director

Joan K. Berg                46     Chief Financial Officer and Secretary

Mark E. Dunn                49     Senior Vice President of Product Development

Julia D. Fraser             40     Vice President of Vivace Repertoire
                                   Development

         John W. Paulson has been Chief Executive Officer and Chairman of the Board of Directors of Coda since December 1990. From 1982 to 1990, Mr. Paulson was Chairman of Springboard Software, Inc., a publicly-held company he founded to develop and market educational and consumer software products. Springboard was subsequently purchased by Spinnaker Software Corp. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years during which time he taught band, keyboard and electronic music classes. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for over ten years. Mr. Paulson also serves on the Board of Directors of the National Association of Music Merchants ("NAMM").

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

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1997 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CODA MUSIC TECHNOLOGY, INC.

Dated: March 23, 1998                       By:  s/ Ronald B. Raup
                                               -------------------
                                               Ronald B. Raup, President

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

Signature and Title                                                 Date

s/ John W. Paulson                                               March 23, 1998
--------------------------------------
John W. Paulson, Chairman of the Board
and Chief Executive Officer
(principal executive officer)

s/ Ronald B. Raup                                                March 23, 1998
---------------------------------------
Ronald B. Raup, President, Chief
Operating Officer and Director

s/ Joan K. Berg                                                  March 23, 1998
---------------------------------------
Joan K. Berg, Chief Financial Officer
(principal financial and accounting
officer)

s/ David A. Henderson                                            March 23, 1998
---------------------------------------
David A. Henderson, Director

s/ Gordon F. Stofer                                              March 23, 1998
---------------------------------------
Gordon F. Stofer, Director

s/ Larry A. Pape                                                 March 23, 1998
---------------------------------------
Larry A. Pape, Director

s/ Karl T. Bruhn                                                 March 23, 1998
---------------------------------------
Karl T. Bruhn, Director

s/ Benson K. Whitney                                             March 23, 1998
---------------------------------------
Benson K. Whitney, Director

                           CODA MUSIC TECHNOLOGY, INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 1997 FISCAL YEAR


Exhibit
Number                            Description

3.1     Restated Articles of Incorporation--incorporated by reference to
        Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1 Lease dated October 23, 1992 between the Registrant and Jorandcor, Inc. --incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2* 1992 Stock Option Plan--incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3 Loan Agreement dated May 5, 1995 between the Registrant and Riverside Bank and related waivers dated May 30, 1995 and June 6, 1995 --incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4 Registration Rights Agreement dated May 26, 1994 between the Registrant, John G. Kinnard and Company, Incorporated and holders of Series B Convertible Preferred Stock--incorporated by reference to Exhibit 10.6 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5 License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University--incorporated by reference to Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6 License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation--incorporated by reference to Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7* Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan--incorporated by reference to Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.8 Letter Agreement between the Registrant and IVL Technologies Ltd. dated June 15, 1992--incorporated by reference to Exhibit 10.14 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.9 OEM Standard Products Quotation Terms and Conditions between the Registrant and E-mu Systems, Inc. dated September 10, 1992--incorporated by reference to Exhibit 10.15 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.10 Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company--incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.12* Employment Agreement between Registrant and Ronald B. Raup dated January 1, 1996--incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB for the year ended December 31, 1995

10.13 Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996--incorporated by reference to
        Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended September 30, 1996

10.14 Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant

13 Portions of Annual Report to Shareholders for fiscal year ended December 31, 1997 incorporated herein by reference

23      Consent of Arthur Andersen LLP, independent public accountants

24      Power of Attorney (included on the "Signatures" page of this Form
        10-KSB)

27      Financial Data Schedule
---------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.