Form 10QSB
period 1998-03-31
CODA MUSIC TECHNOLOGY INC
filed 1998-05-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from ________ to ____________

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

         Yes   X     No

As of May 12, 1998, there were 6,199,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets



                                                                               March 31, 1998       December 31, 1997
                                                                                 (Unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $  959,758            $1,233,454
   Short-term investments                                                            979,000               979,000
   Accounts receivable                                                               334,791               477,960
   Inventories                                                                       360,528               616,696
   Other current assets                                                               94,499                93,200
                                                                                  ----------           -----------
               Total current assets                                                2,728,576             3,400,310
EQUIPMENT, FURNITURE AND FIXTURES                                                    325,967               370,105
REPERTOIRE DEVELOPMENT COSTS                                                         629,463               591,445
PREPAID ROYALTIES                                                                    185,567               181,105
OTHER ASSETS                                                                          86,954                88,279
                                                                                  ----------           -----------
                                                                                  $3,956,527            $4,631,244
                                                                                  ==========           ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $   210,642            $  294,398
   Accrued expenses                                                                  706,150               389,885
   Deferred revenue                                                                  204,103               202,603
                                                                                  ----------           -----------
               Total current liabilities                                           1,120,895               886,886

SHAREHOLDERS' EQUITY                                                               2,835,632             3,744,358
                                                                                  ----------           -----------
                                                                                  $3,956,527            $4,631,244
                                                                                  ==========           ===========


                 See accompanying notes to financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                         For the Quarter Ended March 31,

                                   (Unaudited)


                                                                                                   1998               1997
                                                                                               -----------        -----------
NET REVENUES                                                                                    $1,560,484         $1,617,473

COST OF SALES                                                                                      377,834            458,249
                                                                                               -----------        -----------
GROSS PROFIT                                                                                     1,182,650          1,159,224
                                                                                               -----------        -----------
OPERATING EXPENSES:
   Sales and marketing                                                                             541,638            541,907
   Product development                                                                             432,479            333,884
   General and administrative                                                                      464,791            441,938
   Product repositioning (Note 4)                                                                  680,000                  -
                                                                                               -----------        -----------
               Total operating expenses                                                          2,118,908          1,317,729
                                                                                               -----------        -----------
LOSS FROM OPERATIONS                                                                              (936,258)          (158,505)

INTEREST INCOME, net                                                                                27,532             11,529
                                                                                               -----------        -----------
               Net loss                                                                         $ (908,726)        $ (146,976)
                                                                                               ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                       6,199,732          4,327,035
                                                                                               ===========        ===========

BASID AND DILUTED NET LOSS PER SHARE                                                            $    (0.15)        $    (0.03)
                                                                                               ===========        ===========



                                    See accompanying notes to financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                         For the Quarter Ended March 31,

                                   (Unaudited)

                                                                                                   1998               1997
                                                                                               -----------        -----------
OPERATING ACTIVITIES:
   Net loss                                                                                    $  (908,726)       $  (146,976)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             134,044            115,268
         Change in current assets and liabilities:
            Accounts receivable                                                                    143,169            157,450
            Inventories                                                                            256,168            169,730
            Prepaid royalties                                                                       (4,462)              (515)
            Other current assets                                                                    (1,299)             8,720
            Accounts payable                                                                       (83,756)          (138,235)
            Accrued expenses                                                                       316,265           (207,895)
            Deferred revenue                                                                         1,500            (19,642)
                                                                                               -----------        -----------
               Net cash used in operating activities                                              (147,097)           (62,095)
                                                                                               -----------        -----------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                                   (5,356)           (25,077)
   Capitalized repertoire development cost                                                        (118,072)           (76,435)
   Capitalized patents and trademarks                                                               (3,171)            (7,337)
                                                                                               -----------        -----------
              Net cash used in investing activities                                               (126,599)          (108,849)
                                                                                               -----------        -----------
NET DECREASE IN CASH AND SHORT-TERM INVESMENTS                                                    (273,696)          (170,944)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                             2,212,454          1,174,293
                                                                                               -----------        -----------
CASH AND SHORT-TERM INVESTMENTS, end of period                                                  $1,938,758         $1,003,349
                                                                                               ===========        ===========


                                             See accompanying notes to financial statements


                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Note 2 Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation as their inclusion would be anitdilutive.

Note 3 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1998, Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Management is in the process of determining the impact of SFAS No. 131 on the Company's financial position, results of operations and footnote disclosures.

Note 4     Product  Repositioning.   The   Company   has   developed  SmartMusic
           Studio(TM), a new and renamed version of the Vivace Practice Studio(TM) product. In connection with this introduction, the Company will no longer need to utilize some of the component parts. The Company has estimated the impact of returns, exchanges and inventory obsolescence resulting from this product repositioning and classified the net charge as an operating expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

         The Company acquired the Finale(R) music notation product on December 31, 1992 and enhanced and marketed this product while developing Vivace(R) accompaniment products. In June 1994, the first test markets of the Vivace product were launched. Technological advancements enabled the Company to dramatically reduce costs and related price points in 1996 and again in the fourth quarter of 1997 when the Company began shipping the Vivace Practice Studio(TM). Ongoing advancements enabled the Company to develop a more cost effective delivery mechanism for this technology and the product line has been renamed SmartMusic(TM).

     SmartMusic products will begin to ship in the second quarter of 1998, and include the basic software application at a nominal sell price and the full system sold under the name SmartMusic Studio(TM) which includes accessory items at $99. These products will be marketed with a strategy to gain wide distribution of the software which is expected to drive increased sales revenues of the related song accompaniment products.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $10,876,940 as of March 31, 1998.

Results of operations

For the period ended March 31, 1998 compared to the period ended March 31, 1997

     Net Revenues. Revenues of $1,560,484 for the quarter ended March 31, 1998 were $56,989 or 4% lower than for the quarter ended March 31, 1997. Of this decrease, approximately $20,000 is due to a decrease in Finale product revenues and the remainder relates to a decrease in Vivace product revenues. The number of Vivace applications sold during the first quarter of 1998 increased 231% to 1,381 units, while the number of accompaniment cartridges increased 50% to 7,921 units. These unit increases were offset by price decreases resulting in lower revenue. These changes do not reflect the impact of the product repositioning to SmartMusic Studio discussed below.

Due to the recent introduction of SmartMusic Studio, the Company anticipates that second quarter 1998 revenues will be less than second quarter 1997 revenues.

     Gross profit. The gross profit of $1,182,650 for the quarter ended March 31, 1998 represented a gross profit margin of 76%. For the first quarter ended March 31, 1997, the gross profit margin was 72%. The increase is attributable to higher Finale margins associated with reduction of component costs of the product as well as a higher percentage of Finale revenue to total revenue in 1998 compared to 1997.

     Product Repositioning. The Company announced in April 1998 that it would introduce SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. Because of changes in the components required for this product, the Company has established a reserve for excess and obsolete inventory. In addition, the Company anticipates accepting returns from music retailers with inventory in stock. The Company has estimated the total impact of returns and excess and obsolete inventory and classified this cost in the line item titled "Product Repositioning" in the accompanying statements of operations.

     Sales and marketing expenses. For the quarter ended March 31, 1998, sales and marketing expenses of $541,638 are approximately the same as for the first quarter of 1997.

     Product development expenses. Product development expenses of $432,479 for the quarter ended March 31, 1998 were $98,595 higher than for the quarter ended March 31, 1997. Approximately half of this increase relates to increases in software developer compensation and the remaining difference relates to increased amortization of capitalized repertoire development costs.

     General and Administrative Expenses. General and administrative expenses for the first quarter of 1998 were $464,791 compared to $441,938 for the first quarter of 1997, primarily due to reduced incentive compensation accruals for the first quarter of 1997.

     Interest Income, net. The Company had net interest income of $27,532 for the quarter ended March 31, 1998 compared to $11,529 for the quarter ended March 31, 1997 due to higher levels of cash and short-term investments in 1998 compared to 1997. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $908,726 or $.15 per basic and diluted share for the quarter ended March 31, 1998 is unfavorable to the $146,976 or $.03 per basic and diluted share loss in the quarter ended March 31, 1997. This increase in the loss is attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

     In May 1997, the Company received net proceeds of $2,259,105 from the private placement of 1,872,697 shares of its common stock. The proceeds were invested in short-term securities.

     The Company has a $500,000 line of credit with a bank which is available to finance its working capital requirements. The borrowings under the line of credit are limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. As of March 31, 1998 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $147,097 for the quarter ended March 31, 1998. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $5,356 and repertoire development costs of $118,072 in the first quarter of 1998. The Company used cash for operating activities of $62,095 and made capital expenditures for furniture, equipment and fixtures of $25,077 and repertoire development costs of $76,435 during the three months ended March 31, 1997.

     The Company anticipates that capital expenditures for 1998 will approximate $120,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1998.

Cautionary Statements

The Company cautions investors that actual results of future operations may differ from those anticipated in forward looking statements due to a number of factors including sales and distribution issues, the potential need for additional capital, the need for additional product and development work, dependence on accompaniment sales and development, competition, dependence on suppliers and dependence on proprietary technology. For a more complete description of such factors, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1997.

                            PART 2. OTHER INFORMATION

Item 1.  Litigation

         The Company has been served with a complaint dated February 5, 1998 and filed in United States District Court for the District of Massachusetts in which Twelve Tone Systems, Inc. seeks a declaratory judgment that certain patents owned by and licensed to the Company are not infringed by Twelve Tone. The patents relate to the Company's Intelligent Accompaniment(R) technology. The Company believes that the patents are valid and intends to enforce its rights.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Registrant's shareholders was held on April 29, 1998.

         (b) At  the  Annual  Meeting  a  proposal   to   set   the   number  of
             directors at seven was adopted by a vote of 4,845,923 shares in favor, with 48,857 shares against, 15,700 shares abstaining and 0 shares represented by broker nonvotes.

         (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                  Nominee         Number of Votes For  Number of Votes Withheld
             John W. Paulson           4,846,263                  64,217
             Ronald B. Raup            4,846,533                  63,947
             David A. Henderson        4,760,289                 150,191
             Gordon R. Stofer          4,846,533                  63,947
             Larry A. Pape             4,846,533                  63,947
             Karl T. Bruhn             4,846,533                  63,947
             Benson K. Whitney         4,846,533                  63,947



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  See Exhibit Index on page following Signature page.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 12, 1998                  CODA MUSIC TECHNOLOGY, INC.


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