Form 10QSB
period 1998-06-30
CODA MUSIC TECHNOLOGY INC
filed 1998-08-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from ___________ to ___________

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

         Yes   X     No

As of August 10, 1998, there were 6,199,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets



                                                                                  June 30,             December 31,
                                                                                    1998                   1997
                                                                                 ----------            ------------
                                                                                 (Unaudited)

                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  1,208,488            $  2,212,454
   Accounts receivable                                                               354,805                 477,960
   Inventories                                                                       454,026                 616,696
   Prepaid royalties                                                                 189,550                 181,105
   Other current assets                                                              186,747                  93,200
                                                                                ------------            ------------
               Total current assets                                                2,393,616               3,581,415
EQUIPMENT, FURNITURE AND FIXTURES                                                    281,145                 370,105
REPERTOIRE DEVELOPMENT COSTS                                                         726,154                 591,445
OTHER ASSETS                                                                          90,470                  88,279
                                                                                ------------            ------------
                                                                                $  3,491,385            $  4,631,244
                                                                                ============            ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $    253,508           $     294,398
   Accrued product repositioning (Note 4)                                            270,093                       -
   Accrued expenses                                                                  377,329                 389,885
   Deferred revenue                                                                  207,223                 202,603
                                                                                ------------           -------------
               Total current liabilities                                           1,108,153                 886,886

SHAREHOLDERS' EQUITY                                                               2,383,232               3,744,358
                                                                                ------------           -------------
                                                                                $  3,491,385           $   4,631,244
                                                                                ============           =============

            See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)




                                                             Quarter Ended June 30,                Six Months Ended June 30,
                                                          ---------------------------              -------------------------
                                                          1998                   1997              1998                 1997
                                                          ----                   ----              ----                 ----
NET REVENUES                                          $   1,154,640       $    1,014,583     $   2,715,124       $   2,632,055

COST OF SALES                                               190,480             303,710            568,314             761,958
                                                      -------------       -------------      -------------       -------------
GROSS PROFIT                                                964,160             710,873          2,146,810           1,870,097
                                                      -------------       -------------      -------------       -------------
OPERATING EXPENSES:
   Sales and marketing                                      407,794             445,465            949,433             987,373
   Product development                                      404,927             369,586            837,407             703,470
   General and administrative                               449,887             374,771            914,678             816,708
   Product Repositioning  (Note 4)                          176,000                   -            856,000                   -
                                                      -------------       -------------      -------------       -------------
               Total operating expenses                   1,438,609           1,189,822          3,557,517           2,507,551
                                                      -------------       -------------      -------------       -------------
LOSS FROM OPERATIONS                                       (474,449)           (478,949)        (1,410,706)           (637,454)

Interest Income, net                                         22,049              20,618             49,581              32,147
                                                      -------------       -------------      -------------       -------------
NET LOSS                                              $    (452,400)      $    (458,331)     $  (1,361,126)      $    (605,307)
                                                      =============       =============      =============       =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                          6,199,732           5,006,145          6,199,732           4,666,590
                                                      =============       =============      =============       =============

BASIC AND DILUTED NET LOSS PER SHARE                  $        (.07)      $        (.09)     $        (.22)      $        (.13)
                                                      =============       =============      =============       =============


            See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (Unaudited)


                                                                                                   1998                 1997
                                                                                                   ----                 ----
OPERATING ACTIVITIES:
   Net loss                                                                                  $  (1,361,126)      $   (605,307)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             268,630            266,441
         Change in current assets and liabilities:
            Accounts receivable                                                                    123,155            208,588
            Inventories                                                                            162,670            182,771
            Prepaid royalties                                                                       (8,445)            (6,140)
            Other current assets                                                                   (93,547)            (7,867)
            Accounts payable                                                                       (40,890)          (168,865)
            Accrued product repositioning (Note 4)                                                 270,093                  -
            Accrued expenses                                                                       (12,556)          (165,864)
            Deferred revenue                                                                         4,620            (19,642)
                                                                                              ------------        -----------
               Net cash used in operating activities                                              (687,396)          (315,885)
                                                                                              ------------        -----------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                                  (26,754)           (40,966)
   Capitalized repertoire development cost                                                        (285,492)          (163,663)
   Net proceeds from sale of fixed assets                                                            2,667                  -
   Other assets, principally patents and trademarks                                                 (6,991)           (16,642)
                                                                                              ------------        -----------
              Net cash used in investing activities                                               (316,570)          (221,271)
                                                                                              ------------        -----------
FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of offering costs                                             -          2,277,468
                                                                                              ------------        -----------
               Net cash provided by financing activities                                                 -          2,277,468
                                                                                              ------------        -----------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                                 (1,003,966)         1,740,312


CASH AND SHORT-TERM INVESTMENTS, beginning of period                                             2,212,454          1,174,293
                                                                                              ------------        -----------
CASH AND SHORT-TERM INVESTMENTS, end of period                                               $   1,208,488       $  2,914,605
                                                                                              ============        ===========


            See accompanying notes to condensed financial statements


                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Note 2 Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1998, Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Management is in the process of determining the impact of SFAS No. 131 on the Company's financial position, results of operations and footnote disclosures.

Note 4     Product Repositioning.   The Company  has developed SmartMusic Studio
           (TM), a new and renamed version of the Vivace(R)Practice Studio product. In connection with this introduction, the Company will no longer need to utilize some of the hardware component parts. During the first quarter of 1998, the Company estimated the impact of returns, exchanges and inventory obsolescence resulting from this product repositioning and classified the net charge as an operating expense. Additional expenses from this repositioning were recorded during the second quarter due to higher than planned product returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company develops and markets proprietary music technology products that
enhance  music  learning  and  composition,   increase   productivity  and  make
practicing and performing music fun.

     The Company acquired the Finale(R) music notation product on December 31, 1992 and enhanced and marketed this product while developing Vivace accompaniment products. In June 1994, the first test markets of the Vivace product were launched. Technological advancements enabled the Company to dramatically reduce costs and related price points in 1996 and again in the fourth quarter of 1997 when the Company began shipping the Vivace Practice Studio. In the first quarter of 1998, ongoing advancements enabled the Company to develop a more cost effective delivery mechanism for this technology and the product line has been renamed SmartMusic(TM).

     SmartMusic products began shipping in the second quarter of 1998, and include the basic software application at a nominal sell price and the full system sold under the name SmartMusic Studio which includes accessory items at $99. These products are being marketed with a strategy to gain wide distribution of the software which is expected to drive increased sales revenues of the related song accompaniment products.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $11,329,340 as of June 30, 1998.

Results of operations

For the periods ended June 30, 1998 compared to the periods ended June 30, 1997

     Net Revenues. Revenues of $1,154,640 for the quarter ended June 30, 1998 increased $140,057, or 14%, over the quarter ended June 30, 1997. The net increase in revenues between the two periods reflects a 25% increase in revenues from the Finale music notation software product and a 12% decrease in revenues from the SmartMusic Studio (formerly Vivace Intelligent Accompaniment) products.

     Revenues for the six months ended June 30, 1998 were $2,715,124, a 3% increase over revenues for the six months ended June 30, 1997. Finale product revenues increased $156,180 or 8% in this period while SmartMusic (formerly Vivace) product revenues decreased $73,086 or 10%.

     Finale product revenues increased in both the quarterly and year to date comparisons due to the release of Finale 98 in June 1998 as compared to the release of Finale 97 in November 1997. Upgrade and new product revenues are the greatest immediately after a new product is released.

     The Company's newly embraced strategy is to dramatically expand the number of applications in the market in order to pursue the core business of establishing recurring revenues generated from repetitive sales of SmartMusic accompaniments. The elimination of cartridge readers significantly reduced the software cost and as a result, the sell price could be significantly reduced for both SmartMusic application software and SmartMusic Studio, which includes additional equipment for added features. Under this strategy, while revenue for SmartMusic Products decreased in both a quarterly and year to date comparison with the same periods last year, actual units sold increased 222%. In addition, over 13,500 SmartMusic Studio trial CD's have been distributed through June 30, 1998. The number of accompaniments (formerly referred to as repertoires) sold for the six months ended June 30, 1998 increased 44%.

     Gross profit. The gross profit of $964,160 for the quarter ended June 30, 1998 represented a gross profit margin of 83.5%. This is an increase of 36% over the second quarter of 1997, when the gross profit was $710,873 with a gross profit margin of 70%. Comparing the first half of 1998 with the first half of 1997, the gross profit margins were 79% and 71%, respectively. The increase in both comparison periods can be attributed to higher gross profit margin percentages in both the Finale and SmartMusic product lines due to decreased product costs. Gross profit margin dollars also increased due to higher Finale revenue level in total and the higher percentage of Finale revenue to total revenue in 1998 compared to 1997.

     Product Repositioning. The Company announced in April 1998 that it would introduce SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. Because of changes in the hardware components required for this product, the Company established a reserve for excess and obsolete inventory in the quarter ended March 31, 1998. During the quarter ended June 30, 1998, the Company accepted returns from music retailers with inventory in stock. The Company recorded an additional $176,000 in the second quarter due to higher than planned product returns. The total impact of returns and excess and obsolete inventory are classified in the line item titled "Product Repositioning" in the accompanying statements of operations.

     Sales and marketing expenses. For the quarter ended June 30, 1998 sales and marketing expenses of $407,794 are 8% lower than for the quarter ended June 30, 1997. Sales and marketing expenses for the first six months of 1998 were approximately the same as the first six months of 1997. The largest category of savings was salary and commission expense for the Smart Music/Vivace product line.

     Product development expenses. Product development expenses of $404,927 for the quarter ended June 30, 1998 were $35,341 higher (10%) than for the quarter ended June 30, 1997. For the six months ended June 30, 1998, product development expenses of $837,407 were $133,937 higher (19%) than for the six months ended June 30, 1997. The major reason for the increase in expense in both periods is related to increased salary and outside contractor costs.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 1998 were $449,887, up 20% when compared to $374,771 for the second quarter of 1997. General and administrative expenses of $914,678 for the six months ended June 30, 1998 increased $97,970 or 12% over the six months ended June 30, 1997. This increase in expenses is due to an increase in recruiting expenses and legal fees for both periods in 1998 when compared to 1997 and reduced incentive compensation accruals in 1997.

     Interest Income, Net. The Company had net interest income of $22,049 for the quarter ended June 30, 1998, up 7% when compared to $20,618 for the quarter ended June 30, 1997. For the first six months of 1998, the Company had interest income of $49,581, up 54% when compared to $32,147 for the first six months of 1997. The higher interest income is attributable to the Company's higher average cash and investment balances in 1998 compared to 1997, as well as to slightly higher interest rates. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $452,400 for the quarter ended June 30, 1998 is a slight improvement from the $458,331 loss in the quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company's loss of $1,361,126 was an unfavorable change from the loss of $605,307 over the six months ended June 30, 1997.

      If the Product Repositioning expense (see Note 4) is removed from 1998, the comparisons improve significantly: the second quarter of 1998 would have a net loss of $276,400, an improvement of $181,931 or 40% over the second quarter 1997 loss of $458,331. The first half of 1998 would have a loss of $505,126, an improvement of $100,181 or 17% over the first half loss from 1997 of $605,307.

Liquidity and Capital Resources

     In May 1997, the Company received net proceeds of $2,277,468 from the private placement of 1,872,697 shares of its common stock and the issuance of warrants to purchase 936,357 shares of common stock at a price of $2.00. The proceeds were invested in short-term securities.

     The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of June 30, 1998 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $687,396 for the six months ended June 30, 1998. In addition, the Company made capital expenditures for repertoire development costs of $285,492 in the six months ended June 30, 1998. The sale and disposal of fixed assets resulted in net proceeds of $2,667 in the six months ended June 30, 1998. During the six months ended June 30, 1997, the Company used cash for operating activities of $315,885, made capital expenditures for furniture, equipment and fixtures of $40,966 and repertoire development of $163,663.

     The Company anticipates that total fixed asset capital expenditures for 1998 will approximate $120,000. Capital expenditures for repertoire development will be significantly lower during the last six months as compared to the first six months of 1998. Management believes existing cash and short-term investments, proceeds from line of credit borrowings, and funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through the following twelve months. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.

Year 2000 Issue

     The software products which the Company markets and sells do not use any reference to dates that will require modification to recognize the four-digit year 2000. The Company's internal business systems will require modification to recognize this date; however, such modification will be handled through a routine upgrade to existing software, and the cost of such upgrade is not expected to be material.

Cautionary Statements

     The Company cautions investors that actual results of future operations may differ from those anticipated in forward looking statements due to a number of factors. The Company has recently announced changes in technology and prices of its Intelligent Accompaniment products and in the method of distribution. There is no history from which to predict whether the changes will successfully increase revenues. Investors should also consider the potential need for additional capital; additional development work required for new products; competition; dependence on suppliers; and dependence on proprietary technology. For a more complete description of such factors see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1997.

                            PART 2. OTHER INFORMATION



Item 1.  Litigation

     The Company has been served with a complaint dated February 5, 1998 and filed in United States District Court for the District of Massachusetts in which Twelve Tone Systems, Inc. seeks a declaratory judgment that certain patents owned by and licensed to the Company are not infringed by Twelve Tone. The patents relate to the Company's Intelligent Accompaniment(R) technology. The Company believes that the patents are valid.



Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits:  See Exhibit Index on page following Signature page

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1998                       CODA MUSIC TECHNOLOGY, INC.





                                             By: /s/  Ronald B. Raup
                                                 Ronald B. Raup, President and
                                                 Chief Operating Officer


                                            And: /s/  Barbara S. Remley
                                                 Barbara S. Remley,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB



                              For the Quarter Ended

                                  June 30, 1998









Exhibit
Number            Description
   27             Financial Data Schedule (filed in electronic format only)