Form 10QSB
period 1998-09-30
CODA MUSIC TECHNOLOGY INC
filed 1998-11-12
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from __________ to ____________

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

         Yes   X     No_____

As of November 9, 1998, there were 6,194,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes______   No   X

                        Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)


                                                                                     September 30,        December 31,
                                                                                          1998                1997
                                                                                     -------------        ------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   1,795,810           $  2,212,454
   Accounts receivable                                                                   459,948                477,960
   Inventories                                                                           385,565                616,696
   Prepaid royalties                                                                     196,713                181,105
   Other current assets                                                                   84,008                 93,200
                                                                                   -------------           ------------
               Total current assets                                                    2,922,044              3,581,415
EQUIPMENT, FURNITURE AND FIXTURES                                                        228,186                370,105
REPERTOIRE DEVELOPMENT COSTS                                                             712,112                591,445
OTHER ASSETS                                                                              96,323                 88,279
                                                                                   -------------           ------------
                                                                                   $   3,958,665           $  4,631,244
                                                                                   =============           ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $     242,012           $    294,398
   Accrued product repositioning (Note 4)                                                149,812                      -
   Accrued expenses                                                                      612,859                389,885
   Deferred revenue                                                                      218,826                202,603
                                                                                   -------------           ------------
               Total current liabilities                                               1,223,509                886,886

SHAREHOLDERS' EQUITY
   Common Stock                                                                       13,712,572             13,712,572
   Accumulated (Deficit)                                                             (10,977,416)            (9,968,214)
                                                                                   -------------           ------------
               Total Shareholders' Equity                                              2,735,156              3,744,358
                                                                                   -------------           ------------
                                                                                   $   3,958,665           $  4,631,244
                                                                                   =============           ============


            See accompanying notes to condensed financial statements



                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)




                                                              Quarter Ended September 30         Nine Months Ended September 30,
                                                              --------------------------         -------------------------------
                                                               1998                1997              1998                 1997
                                                               ----                ----              ----                 ----
NET SALES                                               $    2,147,589       $     952,080       $  4,862,713       $   3,584,135

COST OF SALES                                                  361,620             335,844            929,934           1,097,802
                                                        --------------       -------------       ------------       -------------
GROSS PROFIT                                                 1,785,969             616,236          3,932,779           2,486,333
                                                        --------------       -------------       ------------       -------------
OPERATING EXPENSES:
   Sales and marketing                                         466,555             610,742          1,415,987           1,598,115
   Product development                                         444,184             419,061          1,281,590           1,122,531
   General and administrative                                  540,538             421,135          1,455,216           1,237,843
   Product Repositioning  (Note 4)                                   -                   -            856,000                   -
                                                        --------------       -------------       ------------       -------------
               Total operating expenses                      1,451,277           1,450,938          5,008,793           3,958,489

 INCOME (LOSS) FROM OPERATIONS                                 334,692            (834,702)        (1,076,014)         (1,472,156)

    Interest Income, net                                        17,231              36,105             66,812              68,252
                                                        --------------       -------------       ------------       -------------
NET INCOME (LOSS)                                       $      351,923       $    (798,597)      $ (1,009,202)      $  (1,403,904)
                                                        ==============       =============       ============       =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   6,199,732           6,199,732          6,199,732           5,177,637
                                                        ==============       =============       ============       =============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE           $          .06       $        (.13)      $       (.16)      $        (.27)
                                                        ==============       =============       ============       =============

           See accompanying notes to condensed financial statements.


                                            Coda Music Technology, Inc.

                                        Condensed Statements of Cash Flows

                                      For the Nine Months Ended September 30,

                                                    (Unaudited)



                                                                                        1998                1997
                                                                                        ----                ----
NET CASH USED IN OPERATING ACTIVITIES                                            $     (10,125)       $   (868,476)
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                      (18,659)            (84,833)
   Capitalized repertoire development cost                                            (360,742)           (259,345)
   Other                                                                               (27,118)            (21,671)
                                                                                 -------------        ------------
              Net cash used in investing activities                                   (406,519)           (365,849)

FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of offering costs                                 -           2,259,105
                                                                                 -------------        ------------
               Net cash provided by financing activities                                     -           2,259,105

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS
                                                                                      (416,644)          1,024,780

CASH AND SHORT-TERM INVESTMENTS, beginning of period                                 2,212,454           1,174,293
                                                                                 -------------        ------------
CASH AND SHORT-TERM INVESTMENTS, end of period                                   $   1,795,810        $  2,199,073
                                                                                 =============        ============



           See accompanying notes to condensed financial statements.



                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)





Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Note 2 Net Income (Loss) Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of Financial Accounting Standard No. 128, which the Company adopted as of December 31, 1997, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3 New Accounting Pronouncement. The Company will adopt in the fiscal year ending December 31, 1998, Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Management is in the process of determining the impact of SFAS No. 131 on the Company's financial position, results of operations and footnote disclosures.

Note 4 Product Repositioning. The Company has developed SmartMusic(TM), a new and renamed version of the Vivace Practice Studio(TM) product. In connection with this introduction, the Company will no longer need to utilize some of the component parts. During the first six months of 1998, the Company recorded the cost of returns, exchanges and inventory obsolescense resulting from this product repositioning and classified the net charges as an operating expense.

Note 5 Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense. The Company had net tax loss carryforwards as of December 31, 1997 of approximately $8,600,000. Currently reserves are not deductible and there are no recorded tax assets. Deferred tax assets will be reinstated when the Company believes profits are such that they will be realized.

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

         This is the first quarter as a public company that the Company has shown income from operations; the Company has an accumulated deficit of $10,977,416 as of September 30, 1998.

Results of operations

For the periods ended September 30, 1998 compared to the periods ended September 30, 1997

         Net Sales. Net sales of $2,147,589 for the quarter ended September 30, 1998 increased $1,195,510 or 126% over the quarter ended September 30, 1997. The net increase in net sales between the two periods reflects a 147% increase in net sales from the Finale music notation software product and a 38% increase in net sales from the SmartMusic Studio (formerly Vivace Intelligent Accompaniment(R)) products.

         Year to date net sales of $4,862,713 for the period ended September 30, 1998 increased $1,278,579 or 36% over the same period in 1997. This year to date increase is due to a 48% increase in Finale product line sales. Finale product net sales increased due to the release of Finale 98 in June 1998 as compared to the release of Finale 97 in November 1997. Upgrade and new product sales are the greatest immediately after a new product is released.

         SmartMusic product sales increased $70,040, or 38%, in the quarter ending September 30, 1998 compared to the quarter ending September 30, 1997. On a year to date basis, SmartMusic applications sold increased 258% and the number of accompaniments (formerly referred to as repertoires) sold increased 40% over the same period in 1997. In addition, almost 25,000 SmartMusic Studio trial CD's have been distributed through September 30, 1998. Net sales were flat, due to a combination of a reduction in the application selling price offset by an increase in unit sales. Comparative Vivace/SmartMusic unit sales information for the periods is represented in the table below:



                                   Quarter Ended                  Nine Months Ended
                            ---------------------------    ----------------------------
                             9/30/98          9/30/97        9/30/98         9/30/97
                             -------          -------        -------         -------
     Applications             1,052              220           3,410             952
     Accompaniments           4,992            3,790          18,247          13,014
     (Repertoires)




         Gross profit. The gross profit of $1,785,969 for the quarter ended September 30, 1998 represented a gross profit margin of 83.2%. This is an increase in profits of 190% over the third quarter of 1997, when the gross profit was $616,235 with a gross profit margin of 64.7%. Comparing the first nine months of 1998 with the first nine months of 1997, the gross profit margins were 81% and 69%, respectively. The increase in both comparison periods can be attributed to higher gross profit margin percentages in both the Finale and SmartMusic product lines due to decreased product costs. Gross profit margin dollars also increased due to higher revenue levels for the Finale product line in 1998 when compared to 1997.

         Product Repositioning. Earlier this year the Company introduced SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. The total impact of product returns and product writedowns for excess and obsolete inventory during the first six months of the year are classified in the line item titled "Product Repositioning" in the accompanying statements of operations.

         Sales and marketing expenses. For the quarter ended September 30, 1998 sales and marketing expenses of $466,555 are 24% lower than for the quarter ended September 30, 1997. Sales and marketing expenses for the first nine months of 1998 were $1,415,987, an 11% reduction from the $1,598,114 of expenses for the first nine months of 1997. The largest categories of savings were in the SmartMusic/Vivace product line: material design was the largest expense cut in dollars, followed by salary expense.

         Product development expenses. Product development expenses of $444,184 for the quarter ended September 30, 1998 were $25,123 or 6% higher than for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, product development expenses of $1,281,590 were $159,058 or 14% higher than for the nine months ended September 30, 1997.

         Product development increases are the result of staff and salary level increases partially offset by decreases in outside contractor costs in the third quarter.

         General and Administrative Expenses. General and administrative expenses for the third quarter of 1998 were $540,538, an increase of $119,403 or 28% when compared to $421,135 for the third quarter of 1997. General and administrative expenses of $1,455,216 for the nine months ended September 30, 1998 increased $217,373 or 18% over the nine months ended September 30, 1997. This increase in expenses is due to an increase in salary and bonus expenses, legal expenses, travel expenses, and consulting fees for e-commerce.

         Interest Income, Net. The Company had net interest income of $17,231 for the quarter ended September 30, 1998 compared to $36,105 for the quarter ended September 30, 1997. For the first nine months of 1998, the Company had interest income of $66,812 compared to interest income of $68,252 for the first nine months of 1997. The lower interest income is attributable to the Company's lower average cash and investment balances in 1998 compared to 1997. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

         Income Tax Expense. The Company had no income tax expense for the three and nine months ended September 30, 1998 due to the availability of net operating loss carryforwards.

         Net Income (Loss). The net income of $351,923 for the quarter ended September 30, 1998 compares favorably to the ($798,598) net loss in the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company's net loss of ($1,009,202) was a favorable change of $394,703 over the nine months ended September 30, 1997 net loss of ($1,403,904). The changes in the loss are attributable to the changes in net sales and costs described above.

Liquidity and Capital Resources

         In May 1997, the Company received net proceeds of $2,259,105 from the private placement of 1,872,697 shares of its common stock and the issuance of warrants to purchase 936,357 shares of common stock at a price of $2.00. The proceeds were invested in short-term securities.

         The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of September 30, 1998 there were no borrowings under the line of credit.

         Net cash used in operating activities totaled $10,125 for the nine months ended September 30, 1998. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $18,659 and repertoire development of $360,742 in the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company used cash for operating activities of $868,476, and made capital expenditures for furniture, equipment and fixtures of $84,833 and repertoire development of $259,345.

         The Company anticipates that 1998 total capital expenditures for equipment, furniture and fixtures will approximate $100,000. Capital expenditures for repertoire development are anticipated to total $450,000 for 1998. Management believes existing cash and short-term investments, proceeds from line of credit borrowings, and funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through the following twelve months. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.



Year 2000 Issue

         The software products which the Company markets and sells do not use any reference to dates that will require modification to recognize the four-digit year 2000.

         The Company's internal business systems will require modification to recognize this date. This modification will be handled through a routine upgrade to existing software, scheduled for the fourth quarter of 1998. The cost of such upgrade is not expected to be material and is included in anticipated capital expenditures. We anticipate that this upgrade will minimize problems resulting from accounting date errors.

         The Company uses several key vendors to produce and warehouse inventory components, ship finished goods, and provide other basic services such as utilities. The degree to which these outside vendors are Year 2000 ("Y2K") compliant will affect the risk to which the Company is exposed. To assess this risk more accurately, the Company intends on verifying Y2K readiness with select key vendors. However, the Company is not dependent on any one vendor for the production of components, product warehousing or finished good shipments. The availability of multiple vendors should help to minimize the Company's risk from third parties.

         Once the Company has more fully estimated its vulnerability to third party failures, contingency plans will be set forth to try to minimize this risk. These plans will be set forth by a Y2K committee and will address risks in the supply chain of the Company's suppliers and utility vendors. However, the Company cannot predict the outcome of other companies' remediation efforts.

Cautionary Statements

         The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. The Company has a limited operating history from which investors might judge its ability to market at a profit its SmartMusic products. Investors should also consider: the impact on revenues and earnings of the timing of releases of upgrades and new products; sales and distribution issues; the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; the impact of Year 2000 issues internally and from third parties, and dependence on proprietary technology. For a more complete description, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1997.

                            PART 2. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

         (a)  Exhibits:    See Exhibit Index on page following Signature page

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 9, 1998                      CODA MUSIC TECHNOLOGY, INC.


                                             By:  s/  Ronald B. Raup
                                                  Ronald B. Raup, President and
                                                  Chief Operating Officer


                                             And: s/  Barbara S. Remley
                                                  Barbara S. Remley,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB



                              For the Quarter Ended

                               September 30, 1998





Exhibit
Number            Description

 27               Financial Data Schedule (filed in electronic format only)