Form 10QSB/A
period 1998-06-30
CODA MUSIC TECHNOLOGY INC
filed 1998-11-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              FORM 10-QSB/A (No. 1)

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from ___________ to ___________

                         Commission file number 0-26192

                           Coda Music Technology, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                                                   41-1716250
(State or Other Jurisdiction                                (I.R.S. Employer
Incorporation or Organization                               Identification No.)

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



Date: November 9, 1998                          CODA MUSIC TECHNOLOGY, INC.



                                                By: /s/ Ronald B. Raup
                                                Ronald B. Raup, President and
                                                Chief Operating Officer


                                                By: /s/ Barbara S. Remley
                                                Barbara S. Remley
                                                Chief Financial Officer

                                  EXHIBIT INDEX



                              FORM 10-QSB/A (No. 1)



                              For the Quarter Ended

                                  June 30, 1998







Exhibit
Number   Description

   27    Amended Financial Data Schedule (filed in electronic format only)