Form 10KSB
period 1998-12-31
CODA MUSIC TECHNOLOGY INC
filed 1999-03-24
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Issuer's revenues for its most recent fiscal year:  $6,413,045

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 15, 1999 was approximately $11,615,123 based upon the closing price of the Registrant's Common Stock on such date.

There were 6,194,732 shares of Common Stock outstanding as of March 15, 1999.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated into Part II and portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one).  Yes      No     X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Coda Music Technology, Inc. ("Coda" or the "Company") develops and markets proprietary music technology products designed to enhance music learning and composition, increase productivity and make practicing and performing music fun. Since 1988, the Company and its predecessor have marketed the award-winning Finale(R) music notation software products which eliminate the restrictiveness and tedium of music notation and have established the Company as a leader in this market. In June 1994, the Company introduced the Vivace(R) system, currently called SmartMusic(TM), an innovative musical accompaniment system that responds to the musician in real-time. For students, educators, adult music hobbyists, professional musicians and composers in the approximately $6 billion music products industry, Coda's innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques.

Coda Strategy

         The Company's objective is to use modern technology to provide products that enhance the process of learning, performing and composing music. The SmartMusic system provides Intelligent Accompaniment(R) which follows the tempo of the musician in an effort to enhance the process of learning, practicing and performing music. In 1998 the Company successfully transitioned this product to a software-based product. The Company's Finale music notation software products, which include Finale and Finale Allegro(R), allow musicians to enter compositions into a computer electronically while playing or through a standard computer keyboard, thus freeing them from the tedious task of handwriting notes as they are played, and allows musicians to manipulate, edit, play back and print compositions. The Company intends to implement the following strategies in pursuing its objectives:

o Expand applications for listening & playback technology. Utilizing technologies included in both Finale and SmartMusic products, the Company plans to develop new software applications which assist in training the musician.

o Continue to develop the accompaniment library. Coda has created over 5,000 classical, jazz and musical theatre accompaniments contained on over 500 computer floppy disks for use with the SmartMusic product and plans to create additional accompaniments covering a broad spectrum of musical genres, instruments and skill levels. In 1998, the Company introduced SmartMusic accompaniments for the Belwin 21st Century Band Method II, a standardized method of instruction targeting elementary students. The Company intends to continue to select popular titles from the world's existing and growing body of music to develop additional accompaniments for each of its market segments. Selections from the Beatles and other popular artists were added in 1998.

o Expand the markets for and distribution of all of the products. All of the products are now software based. The Company intends to utilize the World Wide Web and direct marketing techniques to sell SmartMusic and Finale and Finale Allegro upgrades and increase effectiveness of current channels of distribution, and to continue to develop products at lower price points directed at the retail channel.

o        Establish Finale music notation software as the industry standard.
Coda has established a reputation of quality and power for its Finale notation software products, and major music publishers are embracing Finale as their de-facto notation standard. As publishers move toward electronic distribution and sale of sheet music, the Company intends to work toward positioning Finale as the de-facto standard for transmission of electronic files.

Products

    SmartMusic Studio

         The SmartMusic (formerly Vivace) technology is currently offered in a CD-ROM format, with optional hardware accessories available to enable the technology to work on slower computers. The prototype technology upon which the SmartMusic system is based was patented by Carnegie Mellon University and licensed to the Company. Coda then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product.

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

         The Company's Intelligent Accompaniment technology is available for 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas; in 1996, it also became available for vocal applications.

    SmartMusic Accompaniments

         The sale of a single SmartMusic Studio system has the ability to generate multiple and ongoing sales of repertoire as musicians build their own library of accompaniments. The accompaniment delivery system consists of a computer floppy disk. The accompaniment computer floppy disk will only work with the Company's SmartMusic Studio system and has been specially designed by the Company to protect against illegal duplication. A typical accompaniment computer floppy disk retails for $24.95 and typically contains more than one musical accompaniment.

         Coda has entered into license agreements with top music publishers, including Hal Leonard Publishing Corporation and Warner Bros. Publications Inc. These license agreements allow the Company to produce synthesized versions of musical arrangements for use with the SmartMusic Studio system. The Company's royalty arrangements range from payments of $.75 per accompaniment SKU to five percent of the suggested retail price of the accompaniment SKU. Coda has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products which respond in real-time to the musician.

         Coda has created over 5,000 individual classical and jazz accompaniments contained on approximately 500 computer floppy disks for its SmartMusic Intelligent Accompaniment product as well as accompaniments for the Belwin 21st Century Elementary Band Methods I and II. The Company made its accompaniment selection based on a review of the most frequently performed titles in state academic soloist contests as well as popular titles of sheet music sold at retail. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. The Company intends to use its relationships with key publishers and other sources to select the most popular titles for development as accompaniments for SmartMusic products. Further, the Company plans to expand its library of accompaniments to cover a broad spectrum of music genres, instruments and skill levels.

    Finale

         Coda is a market leader in music notation software with its Finale family of products for use with Macintosh(R) and PC Windows(R) operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI equipped electronic music keyboard or other MIDI equipped instrument and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

         The Finale product is among those products generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software products retail for $545. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its "hyperscribe" feature. Hyperscribe(TM) allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

         Coda also produces an Academic Edition of the Finale product that is sold exclusively to schools, school teachers and college students at a suggested retail price of $275. The Finale Academic Edition product has also been a key source of revenue and registered user base growth for the Company and it represents a market that is continually being replenished with new student users. Pursuant to the terms of a written agreement, Douglas Stewart Company ("Douglas Stewart") acts as the Company's exclusive distributor of the Finale Academic Edition products to "college stores" (as defined in the agreement) and as a nonexclusive distributor of the same products to nonprofit educational institutions and authorized resellers other than "college stores." Douglas Stewart has agreed to limit its distribution of music notation software products exclusively to those of the Company. Coda is obligated to provide Douglas Stewart reasonable sales literature, support and training upon request and to notify Douglas Stewart of all upgrades. The agreement provides limited restocking rights to Douglas Stewart. In 1998 and 1997, respectively, Douglas Stewart returned $160,000 and $110,000 related to the release of new versions of the product. The agreement renews monthly unless either party provides the other with 30 days written notice or it is otherwise earlier terminated.

         Product manuals are currently available in German, French, Italian, Dutch and Japanese. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of Finale products, represented 13% and 18% of 1998 and 1997 revenues, respectively.

   Finale Allegro

         The Company introduced the Finale Allegro product, a value version of the powerful Finale music notation software product, in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. The Company released Allegro 98 in November, the first update since the product was first developed.

   Finale PrintMusic!

         The Company plans to introduce the Finale PrintMusic!(TM) product, an entry-level powerful music notation software product, in Spring 1999. The Finale PrintMusic! music notation software product will retail for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. The Finale PrintMusic! product allows the Company to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades.

Marketing, Sales and Distribution

         In 1998 the Company has realigned its sales and marketing staff to present a more cohesive approach to the marketing of all of its products.

         SmartMusic products are currently being sold through domestic and international distributors. Distributors service the music instrument retailers, college bookstore and educational software markets. The Company is also selling directly on the Web and through its customer service department. Finale products are sold through distributors. In addition, Finale products are also sold through music instrument retailers, mail order software retailers, and computer dealers.

         The Company believes it can significantly build on its Finale and Finale Allegro software business by continuously expanding the installed base of users and regularly providing them with upgrades, increasing retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. The Company introduced upgrades on both the Windows platform and Macintosh platform in each of the last four years. The Company also introduced the first upgrade for Finale Allegro in 1998.

         A key marketing strategy of the Company is to introduce both the SmartMusic and Finale products to students as they learn so they are more likely to continue to use the product during their lives. To improve its position in the education market, the Company introduced a low-priced Finale Academic Edition for students and teachers, developed product lab packs consisting of five copies of the Finale product sold at a reduced price per copy, which allow schools and universities to cost-effectively bring Finale music notation software products into their curriculum, and added an on-campus direct seller network The Company is testing various marketing initiatives for SmartMusic Studio to determine the most viable methods of penetrating the student market.

         Coda currently sells its products in over 30 countries around the world. The products are distributed by leading music software distributors in each of the international markets who are responsible for sales, marketing and technical support.

Product Development

         During 1998 and 1997, the Company incurred $1,657,213 and $1,555,660 in product development expenses. The Company intends to continue to expand its current product offerings by developing products for new applications and markets.

    SmartMusic Studio

         Using the core technologies behind its SmartMusic products, the Company was able to transition its product to a software based system and open a whole new market at a much lower price point for students and music hobbyists.

    SmartMusic Accompaniments

         The Company plans to continue adding to the existing accompaniment catalog, creating additional accompaniments and generally broadening the accompaniment library to include other musical genres (such as popular, rock and country). SmartMusic accompaniment development has limited risk and short development cycles that range from one month (solo collection of ten to twelve basic solos with piano accompaniment) to four months (musical theatre collection with orchestral accompaniment). The Company has established an expertise in accompaniment development by creating methods to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer which must continually invent new games, the Company need only look to the most popular titles in the large and growing supply of musical compositions to develop additional SmartMusic accompaniments.

   Finale

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

         In January 1996, Warner Bros. Publications Inc. announced that they required all submission of compositions for publication by Warner Bros. to be in the Finale file format. The Company believes that this endorsement from the world leader of sheet music publishing represents significant progress in establishing Finale as the industry standard.

    Finale Allegro

         In 1998 the Company released the first upgrade of the Finale Allegro product, which is based on Finale. The Company intends to continue utilizing development efforts across as many software products as possible.

Competition

         The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician with the exception of In Concert(TM), which is an interactive product for midi keyboards. The Company expects that SmartMusic products will also compete with conventional music accompaniment products such as Music Minus One and Roland MTS 120. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic product in that they do not automatically adjust in real-time to the musician's changes in tempo. The Company believes its SmartMusic system is unique because this product listens to wind instruments and voice. In addition, Coda sells accompaniments, while competitors sell only the applications. However, there can be no assurance that competitors will not enter the market.

         The market for the Company's Finale and Finale Allegro music notation software is highly competitive. The competitors in this market tend to be similar in size to Coda but many have a more comprehensive line of music software products. The Company regards Passport Designs, Inc.(acquired out of bankruptcy by Lyrrus Inc.), Opcode Systems, Inc., Sibelius and Steinberg/Jones as its closest competitors based on product offerings and price points.

         Principal competitive factors in marketing the Company's SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. The Company believes it competes effectively in these areas. To the extent that competitors achieve significant advantages in performance, price or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources to respond to market or technological changes, or to compete successfully in the future. Some of the companies with which the Company may compete have significantly greater financial and other resources than the Company. In addition, increasing competition in the music software market could cause prices to fall, which could adversely affect the Company's business, operating results and financial condition.

Patents

         The Company has licensed, on a worldwide basis for the life of the patent, from Carnegie Mellon University ("CMU") the use of the U.S. patent which covers the automated accompaniment that listens to and follows tempo changes from a live performance. The Company has further developed this technology and patented additional features. The Company has obtained five patents, in addition to the CMU patent, that protect improvements to the user control of the software, certain aspects of the repertoire file which enhance the following capabilities of the software, enhancements to the following algorithm, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features developed by the Company and the ability of the Company to develop an extensive library of repertoire over the next several years, the Company does not believe that it will be materially adversely affected by the expiration of the CMU patent in 2005.

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

Trademarks

         The Company owns the registered trademarks in the United States for Coda(R), Finale(R), Finale Allegro(R), The Art of Music Notation(R), Vivace(R), Intelligent Accompaniment(R), Intelligent Accompanist(R) and Personal Accompanist(R). In addition, the names Coda and Finale have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the name Practice Studio(TM), SmartMusic(TM), SmartMusic Studio(TM), SmartMusic Accompaniments(TM), Hyperscribe(TM) and Finale PrintMusic!(TM). In addition, this report contains references to trademarks owned by third parties.

Manufacturing

         Printing of user manuals and packaging and manufacture of related materials are performed to the Company's specifications by outside subcontractors. Currently BBI Computer Systems, Inc. ("BBI") provides key-disk protection for accompaniment products. While BBI is not the only seller of copy disk protection, the Company has a significant investment in incorporating their protection mechanism into the accompaniment product inventory. No other products are vendor specific. The Company currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying the accompaniment floppy disks and other product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages.

Employees

         As of December 31, 1998, the Company employed 43 full-time employees. Of these, 12 served in the product and repertoire development area, 8 in product testing and end-user support, and 23 in administrative and sales-related activities. The Company believes that its relations with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire. The Company has had no difficulty contracting with these individuals and believes that its relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

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

Distribution and Sales Level Issues. The Company's initial Vivace product was introduced in 1994 and new Vivace products were introduced in 1997 and 1998 but the Company has achieved only limited sales of Vivace products. Initial distribution was aimed primarily at schools and made through a network of band and orchestral instrument dealers. More recently, the Company has also made SmartMusic Studio (formerly Vivace) sales through catalog companies and direct sales through the Company's web site (www.codamusic.com). The Company expanded and utilized new methods of distribution during 1998. While unit sales have increased, no assurance can be given that sales of SmartMusic products will achieve significantly higher levels.

Additional Capital. The Company believes that existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products, will be sufficient to fund its possible capital expenditure, product development and working capital requirements through 1999. Any significant change in the Company's product development plans or marketing and distribution methods would require additional capital. If the Company does determine in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available or available on terms favorable to the Company. The sale of equity interests would dilute the ownership of current shareholders.

New Product Development. Additional development work is required to increase the breadth of the Company's repertoire for SmartMusic products. The Company plans to release PrintMusic! in 1999, which is an introductory version of Finale. The Company plans to develop new training and assessment products using technologies developed while producing Finale and SmartMusic. The Company continues to explore the possibilities in using Finale to develop the ability to sell sheet music which can be downloaded by the consumer via the internet and change clef and key as desired. No assurance can be given that the Company's timetable for any of these development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

Dependence on Accompaniment Sales and Development. The Company's future success is highly dependent on its ability to obtain significant ongoing accompaniment sales. The Company has entered into license agreements with leading music publishers, which provide the Company with access to musical titles for accompaniment development. While the Company believes that its relationships with these publishers are good, there can be no assurance that the Company will be able to maintain these relationships or make satisfactory arrangements to receive access to additional styles of music in a timely manner. Although the loss of a license arrangement with any one publisher would not have a materially adverse effect on the Company's operations, the lack of a sufficient number and variety of musical arrangements would greatly limit the Company's ability to market its SmartMusic products.

Operating Losses. For the year ended December 31, 1998, the Company incurred a net loss of $804,455 and since inception has an accumulated deficit of $10,752,669.

Dependence on Key Personnel. The Company is highly dependent on a limited number of key management and technical personnel, including software programmers that are in limited supply in the current labor market. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its key personnel.

Fluctuations in Operating Results. The Company does not have a significant history of sales of its SmartMusic products. Sales of Finale products historically fluctuated with higher sales levels achieved following the release of product upgrades. The Company believes that its results of operations may fluctuate as a result of the purchasing cycle of the education market and the timing of releases of new products and product upgrades.

Competition. While competition for the SmartMusic products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition in the sale of music notation products such as Finale and Finale Allegro occurs principally on the basis of price, features and ease of use. Some of the companies with which the Company may compete have significantly greater financial and other resources than the Company.

Dependence on Suppliers. The Company is dependent on certain suppliers for delivery of components and assembly of its SmartMusic products. While the Company believes that alternative suppliers are available, any interruption of supply from current vendors could cause significant delays in the shipment of such products.

Proprietary Technology. The Company is dependent on proprietary technology. A number of patents have been issued to or licensed by the Company. There can be no assurance that the Company's proprietary technology will provide it with significant competitive advantages, that other companies will not develop substantially equivalent technology or that the Company will be able to protect its patented and nonpatented technologies. The Company could incur substantial costs in seeking enforcement of its patents or in defending itself against patent infringement claims by others. The Company is not aware of any patents held by others that would prohibit the use of technology currently used by the Company. Further, there can be no assurance that the Company will be able to obtain or maintain patent protection in the markets in which it intends to offer products.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $81,000. This lease expires in November 2000.


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

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Common Stock Price Ranges" which appears in the Registrant's 1998 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Registrant's 1998 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS

         Except for the Report of the Company's previous independent accountants, which is set forth below, the information required by Item 7 is incorporated herein by reference to the Financial Statements, Notes thereto and Reports of Independent Public Accountants thereon which appear in the Registrant's 1998 Annual Report to Shareholders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Coda Music Technology, Inc.:

We have audited the accompanying balance sheet of Coda Music Technology, Inc. (a Minnesota corporation) as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coda Music Technology, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
  February 20, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported in the Company's Form 8-K dated November 3, 1998, filed on November 9, 1998.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name                     Age                           Position
John W. Paulson          51       Chief Executive Officer and Chairman of the
                                  Board of Directors

Ronald B. Raup           48       President, Chief Operating Officer and
                                  Director

Barbara S. Remley        47       Chief Financial Officer, Treasurer and
                                  Secretary

Mark E. Dunn             49       Senior Vice President of Product Development

Glenna A. Dibrell        48       Vice President of Marketing

         John W. Paulson has been Chief Executive Officer and Chairman of the Board of Directors of Coda since December 1990. From 1982 to 1990, Mr. Paulson was Chairman of Springboard Software, Inc., a publicly held company he founded to develop and market educational and consumer software products. Springboard was subsequently purchased by Spinnaker Software Corp. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years during which time he taught band, keyboard and electronic music classes. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for over ten years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants ("NAMM") and the St. Paul Chamber Orchestra.

         Ronald B. Raup has been President and Chief Operating Officer of Coda since January 1, 1996, and served as Executive Vice President from August 1995 through December 1995. From 1977 through 1995, Mr. Raup was employed by Yamaha Corporation of America and was Senior Vice President of Sales and Marketing from 1989 through 1995. Mr. Raup served on the Yamaha Board of Directors from 1990 to 1995.

         Barbara S. Remley has been Chief Financial Officer of Coda since May 1998. In 1997 and 1998 Ms. Remley consulted for various entities. From 1992 to 1997, Ms. Remley held various titles including President, Chief Operating Officer and Chief Financial Officer of Garment Graphics, Inc., a designer, marketer and distributor of licensed sports apparel. She also has ten years of public accounting experience with Ernst & Young (formerly Ernst & Ernst).

         Mark E. Dunn has been Senior Vice President of Product Development of Coda since October 1991. For nine years prior to joining the Company, Mr. Dunn was Vice President of Product Development for Springboard Software, Inc. and then Spinnaker Software Corp. upon its acquisition of Springboard.

         Glenna A. Dibrell has been Vice President of Marketing of Coda since November 1998. In 1997 and 1998 Ms. Dibrell owned a strategic consulting business working with Eagle River Interactive (now Agency.com) and 3M. From 1994 to 1997 Ms. Dibrell was Vice President-Management Supervisor at Martin/Williams. Prior to that she held key executive positions with top marketing agencies and specialized in response marketing; and served in key marketing positions for major retailers.

         The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  Report dated November 3, 1998, reporting under Item 4 a change in the Registrant's Certifying Accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CODA MUSIC TECHNOLOGY, INC.

Dated: March 22, 1999                       By:  s/ Ronald B. Raup
                                                 Ronald B. Raup, President

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

Signature and Title                                                  Date

s/ John W. Paulson                                              March 22, 1999
John W. Paulson, Chairman of the Board and Chief
Executive Officer (principal executive officer)

s/ Ronald B. Raup                                               March 22, 1999
Ronald B. Raup, President, Chief Operating Officer and Director

s/ Barbara S. Remley                                            March 22, 1999
Barbara S. Remley, Chief Financial Officer
(principal financial and accounting officer)

s/ David A. Henderson                                           March 22, 1999
David A. Henderson, Director

s/ Gordon F. Stofer                                             March 22, 1999
Gordon F. Stofer, Director

s/ Larry A. Pape                                                March 22, 1999
Larry A. Pape, Director

s/ Karl T. Bruhn                                                March 22, 1999
Karl T. Bruhn, Director

s/ Benson K. Whitney                                            March 22, 1999
Benson K. Whitney, Director

                           CODA MUSIC TECHNOLOGY, INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 1998 FISCAL YEAR


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

10.3 License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2--incorporated by reference to Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4 License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation--incorporated by reference to Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5* Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan--incorporated by reference to Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6 Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company--incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7* Employment Agreement between Registrant and Ronald B. Raup dated January 1, 1996 -- incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB for the year ended December 31, 1995

10.8 Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 -- incorporated by reference to Exhibit 10-QSB for the quarter ended September 30, 1996

10.9 Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant--incorporated by reference to Exhibit 10.14 to the Registrant's Form 10KSB for the year ended December 31, 1997

10.10 Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998

10.11 Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank

13 Portion of Annual Report to Shareholders for fiscal year ended December 31, 1998 incorporated herein by reference

23.1     Consent of McGladrey & Pullen LLP, independent public accountants

23.2     Consent of Arthur Andersen LLP, independent public accountants

24       Power of Attorney (included on the "Signatures" page of this Form
         10-KSB)

27       Financial Data Schedule

---------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.