Form 10QSB
period 1999-03-31
CODA MUSIC TECHNOLOGY INC
filed 1999-05-11
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to _______________

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

         Yes   X     No_____

As of May 10, 1999, there were 6,194,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes ____    No   X

                         Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets


                                                                         March 31,               December 31,
                                                                           1999                      1998
                                                                         ---------               ------------
                                                                        (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $   467,525             $   563,685
   Short-term investments                                                 1,275,661               1,411,420
   Accounts receivable                                                      102,935                 275,817
   Inventories                                                              290,539                 274,163
   Other current assets                                                      82,883                  93,825
                                                                        -----------              ----------
               Total current assets                                       2,219,543               2,618,910
EQUIPMENT, FURNITURE AND FIXTURES                                           243,990                 273,425
REPERTOIRE DEVELOPMENT COSTS                                                607,610                 643,248
PREPAID ROYALTIES                                                           185,869                 185,144
OTHER ASSETS                                                                 87,030                  87,881
                                                                        -----------              ----------
                                                                        $ 3,344,042             $ 3,808,608
                                                                        ===========              ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $   173,549             $   228,677
   Accrued expenses                                                         423,108                 564,324
   Deferred revenue                                                          68,085                  61,017
                                                                        -----------              ----------
               Total current liabilities                                    664,742                 854,018

SHAREHOLDERS' EQUITY
    Common Stock                                                         13,707,259              13,707,259
    Accumulated (Deficit)                                               (11,027,959)            (10,752,669)
                                                                        -----------              ----------
               Total Shareholders' Equity                                 2,679,300               2,954,590
                                                                        -----------              ----------
                                                                        $ 3,344,042             $ 3,808,608
                                                                        ===========              ==========


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                      For the Quarter Ended March 31, 1999

                                   (Unaudited)



                                                                         1999               1998
                                                                      ----------         ----------
NET SALES                                                             $1,216,357         $1,560,484

COST OF SALES                                                            160,828            392,955
                                                                      ----------         ----------
GROSS PROFIT                                                           1,055,529          1,167,529
                                                                      ----------         ----------
OPERATING EXPENSES:
   Sales and marketing                                                   433,547            509,434
   Product development                                                   353,479            432,479
   General and administrative                                            563,546            481,874
   Product repositioning (Note 3)                                              0            680,000
                                                                      ----------         ----------
               Total operating expenses                                1,350,572          2,103,787
                                                                      ----------         ----------
LOSS FROM OPERATIONS                                                    (295,043)          (936,258)

INTEREST INCOME, net                                                      19,753             27,532
                                                                      ----------         ----------
               Net loss                                               $ (275,290)        $ (908,726)
                                                                      ==========         ==========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING  (Note 2)                                                6,194,965          6,199,732
                                                                      ----------         ----------
BASIC AND DILUTED NET LOSS PER SHARE  (Note 2)                        $    (0.04)        $    (0.15)
                                                                      ==========         ==========




            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                      For the Quarter Ended March 31, 1999

                                   (Unaudited)



                                                                           1999               1998
                                                                       ----------         ----------
OPERATING ACTIVITIES:
   Net loss                                                            $ (275,290)        $ (908,726)
   Adjustments to reconcile net loss to net cash used in
     operating activities-
         Depreciation and amortization                                    136,695            134,044
         Change in current assets and liabilities:
            Accounts receivable                                           172,882            143,169
            Inventories                                                   (16,376)           256,168
            Prepaid royalties                                                (725)            (4,462)
            Other current assets                                           10,942             (1,299)
            Accounts payable                                              (55,128)           (83,756)
            Accrued expenses                                             (141,216)            316,265
            Deferred revenue                                                7,068               1,500
                                                                       ----------         -----------
               Net cash used in operating activities                     (161,148)           (147,097)

INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                         (16,012)             (5,356)
   Capitalized repertoire development cost                                (46,645)           (118,072)
   Capitalized patents and trademarks                                      (8,114)             (3,171)
                                                                       ----------         -----------
              Net cash used in investing activities                       (70,771)           (126,599)
                                                                       ----------         -----------
NET DECREASE IN CASH AND SHORT-TERM INVESMENTS                           (231,919)           (273,696)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                    1,975,105           2,212,454
                                                                       ----------         -----------
CASH AND SHORT-TERM INVESTMENTS, end of period                         $1,743,186         $ 1,938,758
                                                                       ==========         ===========



            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)



Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1998 quarterly financial statement have been reclassified to conform to the presentation in 1999.

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

Note 3 Product Repositioning. The Company developed SmartMusic Studio(TM), a new and renamed version of the Vivace Practice Studio(TM) product in 1997. In connection with this introduction, the Company no longer needed to utilize some of the component parts. During the first quarter of 1998, the Company recorded the estimated cost of returns, exchanges and inventory obsolescence resulting from this product repositioning and classified the net charge as an operating expense.

Note 4 Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense. The Company had net tax loss carryforwards as of December 31, 1998 of approximately $9,560,000, of which $9,300,000 was available to offset the Company's future taxable income as of December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun.

SmartMusic(TM) products began to ship in the second quarter of 1998, and included the basic software application at a nominal price and the full system sold under the name SmartMusic Studio which includes accessory items at $99. These products are being marketed with a strategy to gain wide distribution of the software, which is expected to drive increased sales revenues of the related song accompaniment products.

The Company has incurred losses from operations since inception and has an accumulated deficit of $11,027,959 as of March 31, 1999.

Results of operations

For the period ended March 31, 1999 compared to the period ended March 31, 1998

Net Sales. Net sales of $1,216,357 for the quarter ended March 31, 1999 were $344,127 or 22% lower than for the quarter ended March 31, 1998. Of this decrease, approximately $230,000 is due to a decrease in Finale(R) product revenues and the remainder relates to a decrease in SmartMusic software product revenues. The Finale sales decrease is strictly related to the timing of product upgrades. The quarter ended March 31, 1999 is much later in the product life cycle of Finale 98 than the quarter ended March 31, 1998 was for Finale 97. When comparing total product sales of Finale 98 to Finale 97, sales are up 23%. The number of SmartMusic applications sold during the first quarter of 1999 decreased 52% to 666 units, while the number of accompaniment cartridges increased 1% to 8,029 units.

Gross profit. The gross profit of $1,055,529 for the quarter ended March 31, 1999 represented a gross profit margin of 87%. For the first quarter ended March 31, 1998, the gross profit margin was 75%. The improvement is attributable to higher SmartMusic margins associated with reduction of component costs of the product, as well as reduced licensing costs.

Product Repositioning. The Company announced in April 1998 that it would introduce SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. Because of changes in the components required for this product, the Company established a reserve for excess and obsolete inventory. In addition, the Company anticipated accepting returns from music retailers with inventory in stock. The Company estimated the total impact of returns and excess and obsolete inventory of $680,000 and classified this cost in the line item titled "Product Repositioning" in the accompanying statements of operations in the quarter ended March 31, 1998.

Sales and marketing expenses. For the quarter ended March 31, 1999, sales and marketing expenses of $433,547 were 15% lower than the quarter ended March 31, 1998. The decrease related to advertising and materials design and duplication, primarily the result of project timing.

Product development expenses. Product development expenses of $353,479 for the quarter ended March 31, 1998 were $79,000 or 18% lower than for the quarter ended March 31, 1998 due to the lower usage of outside contractors and decreased staffing levels.

General and Administrative Expenses. General and administrative expenses of $563,546 for the quarter ended March 31, 1999 were $81,672 or 17% higher than the quarter ended March 31, 1998 primarily due to expenses incurred relating to the exploration of E-Commerce opportunities.

Interest Income, net. The Company had net interest income of $19,753 for the quarter ended March 31, 1999 compared to $27,532 for the quarter ended March 31, 1998 due to lower levels of cash and short-term investments and interest rates in 1999 compared to 1998. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

Net loss. The net loss of $275,290 or $.04 per basic and diluted share loss for the quarter ended March 31, 1999 is favorable to the net loss of $908,726 or $.15 per basic and diluted share loss for the quarter ended March 31, 1998. This improvement is attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

The Company has a $500,000 line of credit with a bank, which is available to finance its working capital requirements. The borrowings under the line of credit are limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. As of March 31, 1999 there were no borrowings under the line of credit.

Net cash used in operating activities totaled $161,148 for the quarter ended March 31, 1999. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $16,012 and repertoire development costs of $46,645 in the quarter ended March 31, 1999. The Company used cash for operating activities of $147,097 and made capital expenditures for furniture, equipment and fixtures of $5,356 and repertoire development costs of $118,072 during the quarter ended March 31, 1998.

The Company anticipates that capital expenditures for 1999 will approximate $75,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1999.

Year 2000 Issue

The Company's overall goal is to be Year 2000 ready by September 1999, which means that critical systems, devices, applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place. The Company began addressing the Year 2000 issue in 1997 by beginning to assess its business computer systems, such as general ledger, payroll, customer billing and inventory control. The Company's major systems were upgraded at the end of 1998 with sysems that were designed to be Year 2000 ready. The Company is in the process of evaluating remaining systems to ensure they are Year 2000 ready.

During mid-1998 a Year 2000 Committee was established, which includes the Chief Financial Officer and Vice President of Development, to provide direction to the Year 2000 efforts. The first steps included evaluating in-house systems and the software programs the Company currently markets. The Company's current Finale and Finale Allegro(R) applications do not use any date calculations in their operations. The Company's current SmartMusic Studio, Vivace(R) and Practice Studio applications do use a date calculation in the Practice Reports feature; however, no Year 2000 problems were encountered while testing these applications in both Macintosh(R) and Windows(R) operating systems. The Company is now initiating formal communications with suppliers which are active in our system to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts. The Company currently plans to complete the Year 2000 Project by September 1999. To date approximately $50,000 has been spent, primarily all for new software and hardware purchases, which have been capitalized. The remaining costs are not expected to be significant. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events.

At this time, the Company believes its most likely worst-case scenario is that operations could be temporarily suspended. Although the Company does not expect that it would have a material adverse effect on the Company's financial position and results of operations.

Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Cautionary Statements

Coda Music Technology, Inc. develops and markets proprietary music technology products, including Finale music notation software products and the SmartMusic Intelligent Accompaniment products, a comprehensive system that makes practicing music fun and productive.

The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. The Company has a limited operating history from which investors might judge its ability to market at a profit its SmartMusic products. Investors should also consider: sales level and distribution issues; the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on key personnel and suppliers; fluctuations in operating results; the impact of Year 2000 issues internally and from third parties; and dependence on proprietary technology. For a more complete description, see "Cautionary Statement" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1998.

PART  2.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The Annual Meeting of the Registrant's shareholders was held on April 27, 1999.

              (b) At the Annual Meeting a proposal to set the number of
                  directors at five was adopted by a vote of 4,915,929 shares in favor, with 11,025 shares against, 13,328 shares abstaining and 0 shares represented by broker nonvotes.

              (c) Proxies for the Annual Meeting were solicited pursuant to
                  Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


                      Nominee             Number of Votes For         Number of Votes Withheld
                      -------             -------------------         ------------------------
                  John W. Paulson            4,914,536                         25,746
                  Ronald B. Raup             4,914,671                         25,611
                  Gordon R. Stofer           4,914,671                         25,611
                  Larry A. Pape              4,914,671                         25,611
                  Benson K. Whitney          4,914,671                         25,611




Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits: See Exhibit Index on page following Signature page.

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 10, 1999             CODA MUSIC TECHNOLOGY, INC.


                                By: s/  Ronald B. Raup
                                    Ronald B. Raup, President and
                                    Chief Operating Officer


                                And: s/ Barbara S. Remley
                                     Barbara S. Remley, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                                 March 31, 1999





Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule (filed in electronic format only)