Form 10QSB
period 1999-06-30
CODA MUSIC TECHNOLOGY INC
filed 1999-08-12
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from ____________ to ______________

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

         Yes   X     No_____

As of August 4, 1999, there were 6,194,732 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes_____    No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets


                                                                   June 30,            December 31,
                                                                     1999                   1998
                                                                --------------         -------------
                                                                 (Unaudited)

                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $   716,171             $   563,685
   Short-term investments                                            860,332               1,411,420
   Accounts receivable                                               247,087                 432,604
   Inventories                                                       299,878                 274,163
   Prepaid royalties                                                 184,171                 185,144
   Other current assets                                               77,154                  93,825
                                                                 -----------             -----------
               Total current assets                                2,384,793               2,960,841
EQUIPMENT, FURNITURE AND FIXTURES                                    253,955                 273,425
REPERTOIRE DEVELOPMENT COSTS                                         567,871                 643,248
OTHER ASSETS                                                          90,234                  87,881
                                                                 -----------             -----------
                                                                 $ 3,296,853             $ 3,965,395
                                                                 ===========             ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   338,325             $   228,677
   Reserve for product returns                                       239,877                 156,787
   Accrued expenses                                                  490,701                 564,324
   Deferred revenue                                                   80,023                  61,017
                                                                 -----------             -----------
               Total current liabilities                           1,148,926               1,010,805

SHAREHOLDERS' EQUITY                                               2,147,927               2,954,590
                                                                 -----------             -----------
                                                                 $ 3,296,853             $ 3,965,395
                                                                 ===========             ===========


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)


                                                   Quarter Ended June 30,                  Six Months Ended June 30,
                                              ----------------------------------     ---------------------------------
                                                   1999                1998                1999               1998
                                                   ----                ----                ----               ----
NET SALES                                     $    955,785       $   1,154,640        $  2,172,142        $  2,715,124

COST OF SALES                                      120,914             197,069             281,742             590,024
                                              ------------       -------------        ------------        ------------
GROSS PROFIT                                       834,871             957,571           1,890,400           2,125,100
                                              ------------       -------------        ------------        ------------
OPERATING EXPENSES:
   Sales and marketing                             433,026             391,519             866,573             900,954
   Product development                             370,143             404,928             723,622             837,407
   General and administrative                      578,471             459,573           1,142,017             941,446
   Product Repositioning  (Note 4)                       -             176,000                   -             856,000
                                              ------------       -------------        ------------        ------------
               Total operating expenses          1,381,640           1,432,020           2,732,212           3,535,807
                                              ------------       -------------        ------------        ------------
LOSS FROM OPERATIONS                              (546,769)           (474,449)           (841,812)         (1,410,707)

Interest Income, net                                15,396              22,049              35,149              49,581
                                              ------------       -------------        ------------        ------------
NET LOSS                                      $   (531,373)      $    (452,400)       $   (806,663)       $ (1,361,126)
                                              ============       =============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                    6,194,732           6,199,732           6,194,732           6,199,732
                                              ============       =============        ============        ============
BASIC AND DILUTED NET LOSS
  PER SHARE                                   $       (.09)      $        (.07)       $       (.13)       $       (.22)
                                              ============       =============        ============        ============



            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                     For the Six Months Ended June 30, 1999

                                   (Unaudited)



                                                                                      1999               1998
                                                                                      ----               ----
OPERATING ACTIVITIES:
   Net loss                                                                      $  (806,663)      $ (1,361,126)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                               259,007            268,630
         Change in current assets and liabilities:
            Accounts receivable                                                      185,517            280,035
            Inventories                                                              (25,715)           162,670
            Prepaid royalties                                                            973             (8,445)
            Other current assets                                                      16,671            (93,547)
            Accounts payable                                                         109,647            (40,890)
            Reserve for product returns                                               83,090           (156,880)
            Accrued product repositioning (Note 3)                                         -            270,093
            Accrued expenses                                                         (73,623)           (12,556)
            Deferred revenue                                                          19,006              4,620
                                                                                 -----------       ------------
               Net cash used in operating activities                                (232,090)          (687,396)
                                                                                 -----------       ------------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                    (68,196)           (26,754)
   Capitalized repertoire development cost                                           (85,667)          (285,492)
   Net proceeds from sale of fixed assets                                                  -              2,667
   Other assets, principally patents and trademarks                                  (12,649)            (6,991)
                                                                                 -----------       ------------
              Net cash used in investing activities                                 (166,512)          (316,570)
                                                                                 -----------       ------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                     (398,602)        (1,003,966)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                               1,975,105          2,212,454
                                                                                 -----------       ------------
CASH AND SHORT-TERM INVESTMENTS, end of period                                   $ 1,576,503       $  1,208,488
                                                                                 ===========       ============


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)


Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1998 quarterly financial statement have been reclassified to conform to the presentation in 1999.

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

Note 3 Product Repositioning. The Company developed SmartMusic Studio(TM), a new and renamed version of the Vivace Practice Studio(TM) product in 1997. In connection with this introduction, the Company no longer needed to utilize some of the component parts. During the first two quarters of 1998, the Company recorded the actual and estimated costs of returns, exchanges and inventory obsolescence resulting from this product repositioning and classified the net charge as an operating expense.

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

     SmartMusic(TM) products began to ship in the second quarter of 1998, and included the basic software application at a nominal price and the full system sold under the name SmartMusic Studio which includes accessory items at $99. These products are being marketed with a strategy to gain wide distribution of the software, which is expected to drive increased sales of the related song accompaniment products.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $11,559,333 as of June 30, 1999.

Results of operations

For the periods ended June 30, 1999 compared to the periods ended June 30, 1998

     Net Sales. Net sales of $955,785 for the quarter ended June 30, 1999 decreased $198,855, or 17%, over the quarter ended June 30, 1998. The decrease in net sales between the two periods reflects a 13% decrease in net sales from the Finale music notation software product and a 31% decrease in net sales from the SmartMusic Studio (formerly Vivace Intelligent Accompaniment(R)) products.

     Net sales for the six months ended June 30, 1999 were $2,172,142, a $542,982 or 20% decrease over net sales for the six months ended June 30, 1998. Finale product sales represented 54% and SmartMusic product sales represented 46% of the decrease.

     Both the quarter and six months ended June 30, 1999 were impacted by the fact that Finale 98 was released towards the end of the second quarter in 1998 and Finale 2000 was released at the start of the third quarter in 1999. In addition, Finale sales were lower in the first quarter of 1999 as compared to 1998 because it was much later in the product life cycle of Finale 98 than the prior year comparative period was for Finale 97. However, when comparing total product sales of Finale 98 to Finale 97, sales are up overall 42%.

     Net Sales dollars and units for SmartMusic products decreased on a quarterly and year to date comparison with the same periods in 1998. Comparative unit sales information for the periods is represented in the table below:


                               Quarter Ended                  Six Months Ended
                             -------------------------       ------------------------
                             6/30/99         6/30/98(1)      6/30/99        6/30/98(1)
                             -------         ---------       -------        ----------
     Applications                 331               977            997           2,358
     Accompaniments             4,963             5,334         12,992          13,255
     (Repertoires)


     Note 1 - 1998 numbers do not reflect product returns, which were included in the product repositioning expense line.

     Both application and accompaniment sales are down due to the transition from a dealer to a direct sales program during the second quarter of 1998, and a reduction in sales and marketing expenses. Management believes that the changes in distribution coupled with stronger direct marketing efforts will lead to more favorable results.

     Gross profit. The gross profit of $834,871 for the quarter ended June
30, 1999 decreased by $122,700, or 13% from the second quarter of 1998 due to lower sales levels. However, the gross profit margin percentage improved to 87% for the quarter ended June 30, 1999 from 83% in the comparable quarter in 1998. Comparing the first six months of 1999 with the first six months of 1998, gross profit margins were 87% and 78%, respectively. The increase in both periods is attributed to higher gross profit margin percentages in SmartMusic due to decreased product costs.

     Product Repositioning. The Company announced in April 1998 that it would introduce SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. Because of changes in the components required for this product, the Company established a reserve for excess and obsolete inventory in the quarter ended March 31, 1998. During the quarter ended June 30, 1998, the Company accepted returns from music retailers with inventory in stock. The Company recorded an additional $176,000 in the second quarter of 1998 due to higher than planned product returns. The total impact of returns and excess and obsolete inventory are classified in the line item titled "Product Repositioning" in the accompanying statements of operations.

     Sales and marketing expenses. For the quarter ended June 30, 1999 sales and marketing expenses of $433,026 were $41,506 or 11% higher than for the quarter ended June 30, 1998. Sales and marketing expenses for the first six months of 1999 of $866,573 were $34,381 or 4% lower than for the six months ended June 30, 1998. The change in both periods is related to the timing of advertising and direct mail costs relating to various projects, including the release of Finale 2000.

     Product development expenses. Product development expenses of $370,143 for the quarter ended June 30, 1999 were $34,785 or 9% lower than for the quarter ended June 30, 1998. For the six months ended June 30, 1999, product development expenses of $723,622 were $113,785 or 14% lower than for the six months ended June 30, 1998. The major reason for the decrease in expense in both periods is related to decreased staffing and outside contractor costs, partially offset by higher amortization rates of previously capitalized development costs.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 1999 were $578,471, up 26% when compared to $459,573 for the second quarter of 1998. General and administrative expenses of $1,142,017 for the six months ended June 30, 1999 increased $200,571 or 21% over the six months ended June 30, 1998. The increase in both periods relates to exploration of e-commerce and Internet opportunities including consulting expenses spent with US Web/CKS, offset by decreases in recruiting, insurance, legal and director expenses.

     Interest Income, Net. The Company had net interest income of $15,396 for the quarter ended June 30, 1999, down $6,653 or 30% when compared to the quarter ended June 30, 1998. For the first six months of 1999, the Company had interest income of $35,149, down $14,432 or 29% when compared to the first six months of 1998. The lower interest income is attributable to the Company's lower average cash and investment balances in 1999 compared to 1998. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $531,373 for the quarter ended June 30, 1999 is $78,973 or 17% higher than the $452,400 loss in the quarter ended June 30, 1998. For the six months ended June 30, 1999, the Company's loss of $806,663 is favorable to the loss of $1,361,126 for the six months ended June 30, 1998.

Liquidity and Capital Resources

     The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of June 30, 1999 there were no borrowings under the line of credit.

     Net cash used in operating activities totaled $232,090 for the six months ended June 30, 1999. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $68,196 and repertoire development costs of $85,667 in the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company used cash for operating activities of $687,396, and made capital expenditures for furniture, equipment and fixtures of $26,754 and repertoire development of $285,492.

     The Company anticipates that total fixed asset capital expenditures for 1999 will approximate $120,000. The Company increased its Internet expenditures in the second quarter and expects to continue to increase them in the third and future quarters. Management believes existing cash and short-term investments, proceeds from line of credit borrowings, and funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 1999 for its historic levels and methods of doing business. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.

Year 2000 Issue

     The Company's overall goal is to be Year 2000 ready by September 1999, which means that critical systems, devices, applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place. The Company began addressing the Year 2000 issue in 1997 by beginning to assess its business computer systems, such as general ledger, payroll, customer billing and inventory control. The Company's major systems were upgraded at the end of 1998 with systems that were designed to be Year 2000 ready. The Company is in the process of evaluating remaining systems to ensure they are Year 2000 ready.

     During mid-1998 a Year 2000 Committee was established, which includes the Chief Financial Officer and Vice President of Development, to provide direction to the Year 2000 efforts. The first steps included evaluating in-house systems and the software programs the Company currently markets. The Company's current Finale and Finale Allegro(R) applications do not use any date calculations in their operations. The Company's current SmartMusic Studio, Vivace(R) and Practice Studio applications do use a date calculation in the Practice Reports feature; however, no Year 2000 problems were encountered while testing these applications in both Macintosh(R) and Windows(R) operating systems. The Company has communicated with suppliers, which are active in our system, to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts. The Company currently plans to complete the Year 2000 Project by September 1999. To date approximately $50,000 has been spent, primarily all for new software and hardware purchases, which have been capitalized. The remaining costs are not expected to be significant. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events.

     At this time, the Company believes its most likely worst-case scenario is that operations could be temporarily suspended, although the Company does not expect that it would have a material adverse effect on the Company's financial position and results of operations.

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

     The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. The Company has recently increased its spending to expand its Internet opportunities; the pursuit of these opportunities may not be successful. Investors should also consider: sales and distribution issues; the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; the impact of Year 2000 issues internally and from third parties; and dependence on proprietary technology. For a more complete description, see "Cautionary Statement" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1998.

                            PART 2. OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security Holders.

                  At a Special Meeting of Shareholders of the Company held on
              June 30, 1999, the shareholders approved the reservation of 350,000 additional shares for issuance under the Company's 1992 Stock Option Plan by a vote of 3,532,706 shares in favor with 390,022 shares opposed, 17,350 shares abstaining and 25,570 shares represented by broker non-votes.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits: See Exhibit Index on page following Signature page

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1999                        CODA MUSIC TECHNOLOGY, INC.





                                              By: s/  Ronald B. Raup
                                                  Ronald B. Raup, President and
                                                  Chief Operating Officer


                                              And: s/ Barbara S. Remley
                                                   Barbara S. Remley,
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB



                              For the Quarter Ended

                                  June 30, 1999






Exhibit
Number         Description
  27           Financial Data Schedule (filed in electronic format only)