Form 10QSB
period 1999-09-30
CODA MUSIC TECHNOLOGY INC
filed 1999-11-12
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ___________________

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


    ------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No_____

As of November 9, 1999, there were 6,221,319 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets

                                   (Unaudited)


                                                                  September 30,            December 31,
                                                                      1999                    1998
                                                                  -------------            ------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   1,281,685           $    563,685
   Short-term investments                                               939,897              1,411,420
   Accounts receivable                                                  572,360                432,604
   Inventories                                                          209,400                274,163
   Other current assets                                                  85,296                 93,825
                                                                  -------------           ------------
               Total current assets                                   3,088,638              2,775,697
EQUIPMENT, FURNITURE AND FIXTURES                                       254,445                273,425
REPERTOIRE DEVELOPMENT COSTS                                            538,036                643,248
PREPAID ROYALTIES                                                       182,451                185,144
OTHER ASSETS                                                             87,726                 87,881
                                                                  -------------           ------------
                                                                  $   4,151,296           $  3,965,395
                                                                  =============           ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $     180,965           $    228,677
   Reserve for product returns                                          305,069                156,787
   Accrued expenses                                                   1,182,601                564,324
   Deferred revenue                                                      97,356                 61,017
                                                                  -------------           ------------
               Total current liabilities                              1,765,991              1,010,805

SHAREHOLDERS' EQUITY                                                  2,385,305              2,954,590
                                                                  -------------           ------------
                                                                  $   4,151,296           $  3,965,395
                                                                  =============           ============


           See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                Quarter Ended September 30,            Nine Months Ended September 30,
                                                ---------------------------            -------------------------------
                                                 1999                1998                1999                 1998
                                                 ----                ----                ----                 ----
NET SALES                                      $  2,464,259       $   2,147,589       $  4,636,401       $   4,862,713

COST OF SALES                                       275,713             355,466            557,454             945,491
                                               ------------       -------------       ------------       -------------
GROSS PROFIT                                      2,188,546           1,792,123          4,078,947           3,917,222
                                               ------------       -------------       ------------       -------------
OPERATING EXPENSES:
   Sales and marketing                              557,407             445,996          1,423,980           1,346,950
   Product development                              340,990             444,184          1,064,613           1,281,590
   General and administrative                     1,089,186             567,251          2,231,203           1,508,696
   Product Repositioning  (Note 3)                        -                   -                  -             856,000
                                               ------------       -------------       ------------       -------------
               Total operating expenses           1,987,583           1,457,431          4,719,796           4,993,236
                                               ------------       -------------       ------------       -------------
 INCOME (LOSS) FROM OPERATIONS                      200,963             334,692           (640,849)         (1,076,014)

    Interest Income, net                             17,183              17,231             52,332              66,812
                                               ------------       -------------       ------------       -------------
NET INCOME (LOSS)                              $    218,146       $     351,923       $   (588,517)      $  (1,009,202)
                                               ============       =============       ============       =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING

Basic                                             6,207,278           6,199,732          6,202,247           6,199,732
Diluted                                           7,157,248           6,199,732          6,202,247           6,199,732
                                               ============       =============       ============       =============
BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE
Basic                                          $        .03       $         .06       $       (.09)      $        (.16)
Diluted                                        $        .03       $         .06       $       (.09)      $        (.16)
                                               ============       =============       ============       =============


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                  For the Nine Months Ended September 30, 1999

                                   (Unaudited)

                                                                      1999                1998
                                                                      ----                ----
OPERATING ACTIVITIES
    Net Income Loss                                                $ (588,517)     $ (1,009,202)
    Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                376,571           419,728
         Change in current assets and liabilities:
           Accounts receivable                                       (139,756)          317,634
           Inventories                                                 64,763           231,132
           Other current assets                                         8,529             9,192
           Accounts payable                                           (47,712)          (52,386)
           Reserve for product returns                                148,282          (149,812)
           Accrued expenses                                           618,277           222,974
           Deferred revenue                                            36,339            16,223
                                                                   ----------------------------
               Net cash provided by operating activities              476,776             5,483
                                                                   ----------------------------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                    (110,131)          (18,659)
   Capitalized repertoire development cost                           (126,873)         (360,742)
   Net proceeds from sale of fixed assets                                   -           (10,963)
   Other                                                              (12,526)          (31,763)
                                                                   ----------------------------
              Net cash used in investing activities                  (249,531)         (422,127)

FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                  19,232                 -
                                                                   ----------------------------
               Net cash provided by financing activities               19,232                 -

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS            246,477          (416,644)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                1,975,105         2,212,454
                                                                   ----------------------------
CASH AND SHORT-TERM INVESTMENTS, end of period                     $2,221,582      $  1,795,810
                                                                   ============================


            See accompanying notes to condensed financial statements

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)



Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair presentation of the results for the interim period. The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1998 quarterly financial statements have been reclassified to conform to the presentation in 1999.

Note 2 Net Income (Loss) Per Common Share. Basic and diluted net income(loss) per common share was computed by dividing the net income(loss) by the weighted average number of shares of Common Stock. Common stock equivalents have been excluded from the calculation where their inclusion would be antidilutive.

Note 3   Product Repositioning. The Company has developed SmartMusic
         Studio(TM), a new and renamed version of the Vivace Practice Studio(TM) product, introduced in 1997. In connection with this introduction, the Company no longer needed to utilize some of the component parts. During the first six months of 1998, the Company recorded the actual and estimated cost of returns, exchanges and inventory obsolescence resulting from this product repositioning and classified the net charge as an operating expense.

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

     SmartMusic(TM) products began shipping in the second quarter of 1998, and include the basic software application at a nominal price and the full system sold under the name SmartMusic Studio which includes accessory items at $99. These products are being marketed with a strategy to gain wide distribution of the software, which is expected to drive increased sales revenues of the related song accompaniment products.

The Company has an accumulated deficit of $11,341,187 as of September 30, 1999.

Results of operations

For the periods ended September 30, 1999 compared to the periods ended September 30, 1998

     Net Sales. Net sales of $2,464,259 for the quarter ended September 30, 1999 increased $316,670 or 15% over the quarter ended September 30, 1998. The net increase in net sales between the two periods reflects a 15% increase in net sales from the Finale(R) music notation software product. A decrease in net sales from the SmartMusic products was offset by increases in Allegro(R) and PrintMusic!(TM), two other notation products.

     Year to date net sales of $4,636,401 for the period ended September 30, 1999 decreased $226,313, or 5% over the same period in 1998. This year to date decrease is due to a 162% increase in Allegro and PrintMusic!, the mid-tier and entry level notation products, a 1% decrease in Finale and a 42% decrease in SmartMusic.

     The Finale net sales decrease on a calendar basis is due to the timing of the annual releases between the years; sales for Finale 2000 are up 12% over Finale 98 when comparing Finale 2000 to Finale 98 on a product life cycle basis. Finale net sales increased due to the increased acceptance of Finale 2000, the Company's latest release of its premier notation product.

     SmartMusic product sales decreased on a quarterly and year to date basis in comparison to the same periods in 1998. Both application and accompaniment sales are down due to the transition from a dealer to a direct sales program during the second quarter of 1998. Coda is in the process of rebuilding the business on a direct to consumer model.

     Comparative unit sales information for the periods is represented in the table below:

                               Quarter Ended                Nine Months Ended
                            -------------------------   ------------------------
                             9/30/99          9/30/98    9/30/99        9/30/98
                             -------          -------    -------        -------

     Applications                413            1,052      1,410          3,410
     Accompaniments            2,639            4,992     15,631         18,247
     (Repertoires)

Note 1. 1998 numbers do not reflect product returns, which are included in the product repositioning line.

     Gross profit. The gross profit of $2,188,546 for the quarter ended September 30, 1999 represented a gross profit margin of 89%. This is an increase in profits of 22% over the third quarter of 1998, when the gross profit was $1,792,123 with a gross profit margin of 83%. Comparing the first nine months of 1999 with the first nine months of 1998, the gross profit margins were 88% and 81%, respectively. The increase in both comparison periods can be attributed to mix changes. Finale, a higher margined product, represents a larger portion of total sales in both periods as compared to the sum year.

     Product Repositioning. The Company announced in April 1998 that it would introduce SmartMusic Studio, a new and renamed version of the Vivace Practice Studio product. The total impact of product returns and product write downs for excess and obsolete inventory during the first six months of 1998, totaling $856,000, were classified in the line item titled "Product Repositioning" in the accompanying statements of operations.

     Sales and marketing expenses. For the quarter ended September 30, 1999 sales and marketing expenses of $557,407 are 25% higher than for the quarter ended September 30, 1998. Sales and marketing expenses for the first nine months of 1999 were $1,423,980, a 6% increase from the $1,346,950 of expenses for the first nine months of 1998. Quarterly increases are due to the timing of design, duplication and mail expenses relating to marketing materials for the release of Finale 2000 in 1999, which was later than the release of Finale 98 in 1998. Year to date expenses were up in 1999 due to the addition of staff and general compensation increases, to remain competitive in the market place, and additional material design costs for the Finale 2000 product line.

     Product development expenses. Product development expenses of $340,990 for the quarter ended September 30, 1999 were $103,194 or 23% lower than for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, product development expenses of $1,064,613 were $216,977 or 17% lower than for the nine months ended September 30, 1998. Product development decreases are the result of staff and outside contractor cost decreases in both periods, partially offset by higher amortization rates of previously capitalized development costs.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 1999 were $1,089,186, an increase of $521,935 or 92% when compared to $567,251 for the third quarter of 1998. General and administrative expenses of $2,231,203 for the nine months ended September 30, 1999 increased $722,507 or 48% over the nine months ended September 30, 1998. The increase in both periods relates to exploration of e-commerce and Internet opportunities including consulting expenses spent with US Web/CKS, offset by decreases in recruiting, insurance, legal and director expenses.

     Interest Income, Net. The Company had net interest income of $17,183 for the quarter ended September 30, 1999 compared to $17,231 for the quarter ended September 30, 1998. For the first nine months of 1999, the Company had interest income of $52,332 compared to interest income of $66,812 for the first nine months of 1998. The lower interest income is attributable to the Company's lower average cash and investment balances in 1999 compared to 1998. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Income Tax Expense. The Company had no income tax expense for the three and nine months ended September 30, 1999 due to the availability of net operating loss carryforwards.

     Net Income (Loss). The net income of $218,146 for the quarter ended September 30, 1999 is $133,777 or 38% lower than the net income of $351,923 in the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the Company's net loss of ($588,517) was a favorable change of $420,685 over the nine months ended September 30, 1998 net loss of ($1,009,202). The changes in the loss are attributable to the changes in net sales and costs described above.

     After removing expenses not related to ongoing operations (product repositioning in 1998 and e-commerce in 1999 and 1998), 1999 year to date operations resulted in net income of $263,142, a $353,273 increase over the 1998 adjusted Net Loss of ($90,131).

Liquidity and Capital Resources

     The Company has a $500,000 line of credit with a bank. Borrowings under the line of credit bear interest at 1% over the bank's reference rate and are collateralized by accounts receivable, inventory and general intangibles of the Company. Among other requirements, the loan agreement requires the Company to maintain minimum levels of tangible net worth, as defined in the agreement. While the agreement is in effect, the Company may not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender. Further, a 25% or more change in ownership of the Company constitutes an event of default under the agreement. As of September 30, 1999 there were no borrowings under the line of credit.

     Net cash provided by operating activities totaled $476,776 for the nine months ended September 30, 1999. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $110,131 and repertoire development of $126,873 in the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company made cash from operating activities of $5,483, and made capital expenditures for furniture, equipment and fixtures of $18,659 and repertoire development of $360,742.

     The Company anticipates that total fixed asset capital expenditures for 1999 fixtures will approximate $130,000. Capital expenditures for repertoire development are anticipated to total $175,000 for 1999. Management believes existing cash and short-term investments, proceeds from line of credit borrowings, and funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through the following twelve months. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.



Year 2000 Issue

     The Company considers itself to be Year 2000 ready, which means that critical systems, devices, applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

     During mid-1998 a Year 2000 Committee was established, which includes the Chief Financial Officer and Vice President of Development, to provide direction to the Year 2000 efforts. The first steps included evaluating in-house systems and the software programs the Company currently markets. The Company's major systems were upgraded at the end of 1998 with systems that were designed to be Year 2000 ready. The Company has evaluated remaining systems to ensure they are Year 2000 ready and in October in-house systems were tested by moving the dates forward to March 2000.

     The Company's current Finale, Finale Allegro, and PrintMusic! applications do not use any date calculations in their operations. The Company's current SmartMusic Studio does use a date calculation in the Practice Reports feature; however, no Year 2000 problems were encountered while testing these applications in both Macintosh(R) and Windows(R) operating systems.

     The Company has communicated with suppliers, which are active in our system, to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts. To date approximately $50,000 has been spent, primarily all for new software and hardware purchases, which have been capitalized. We do not expect any additional significant expenditures for Year 2000 issues.

     At this time, the Company believes its most likely worst-case scenario is that operations could be temporarily suspended, although the Company does not expect that it would have a material adverse effect on the Company's financial position and results of operations.

     Contingency plans have been prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Cautionary Statements

     The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. The Company has recently increased its spending on Internet opportunities; the pursuit of these may not be successful. Investors should also consider: the impact on revenues and earnings of the timing of releases of upgrades and new products; sales and distribution issues; the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; the impact of Year 2000 issues internally and from third parties, and dependence on proprietary technology. For a more complete description, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1998.

                            PART 2. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  See Exhibit Index on page following Signature page

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 10, 1999                        CODA MUSIC TECHNOLOGY, INC.


                                               By:   s/John W. Paulson
                                                     John W. Paulson,
                                                     Chief Executive Officer


                                               And:  s/Barbara S. Remley
                                                     Barbara S. Remley,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB



                              For the Quarter Ended

                               September 30, 1999









Exhibit
Number         Description
  27           Financial Data Schedule (filed in electronic format only)