Form 10KSB
period 1999-12-31
CODA MUSIC TECHNOLOGY INC
filed 2000-03-24
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Issuer's telephone number, including area code: (952) 937-9611

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

Issuer's revenues for its most recent fiscal year:  $6,356,136

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 13, 2000 was approximately $27,804,696 based upon the closing price of the Registrant's Common Stock on such date.

There were 6,355,359 shares of Common Stock outstanding as of March 13, 2000.
 .
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated into Part II and portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one).  Yes       No  X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Coda Music Technology, Inc. ("Coda" or the "Company") develops and markets proprietary music technology products designed to enhance music learning and composition, increase productivity and make practicing and performing music fun. Since 1988, the Company and its predecessor have marketed the award-winning Finale(R) music notation family of software products which eliminate the restrictiveness and tedium of music notation and have established the Company as a leader in this market. In June 1994, the Company introduced the Vivace(R) system, currently called SmartMusic Studio(TM), an innovative musical accompaniment system that responds to the musician in real-time. For students, educators, adult music hobbyists, professional musicians and composers in the approximately $6 billion music products industry, Coda's innovative products provide easy to use, efficient alternatives to traditional practice, education and composition techniques.

Coda Strategy

         Coda's goal is to become the leading provider of music education services and content for significant Internet sites that wish to attract and retain active music makers. Throughout the 1990s Coda developed music technologies and content designed to enhance the music-making experiences of students, teachers, hobbyists and professionals. These Coda assets, which are currently being made ready for Internet deployment, include the following:
         o Music notation technology, used by the largest music publishers in the world, expertly formats music notation on screen and paper and can also deliver sheet music electronically over the Internet.
         o Over 5,000 music accompaniment titles in a wide range of musical genres and skill levels ranging from beginner to professional.
         o Intelligent Accompaniment(R) technology that listens to solo vocalists or instrumentalists and follows their spontaneous tempo changes in a manner similar to a human accompanist.
         o Pitch recognition technology that translates audio data from a microphone into musical data in real time.
         o Software synthesis technology that uses only the computer's processing power to play music, no additional hardware or soundcards required.

         Coda is combining these technologies to create compelling online music making and music education experiences that will be as useful and instructive as they are fun and entertaining.

Products

    SmartMusic Studio

         The SmartMusic Studio (formerly Vivace) technology is currently offered in a CD-ROM format, with optional hardware accessories available to enable the technology to work on slower computers. The prototype technology upon which the SmartMusic Studio system is based was patented by Carnegie Mellon University and licensed to the Company. Coda then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product.

         The Intelligent Accompaniment software allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation and adjust the degree to which the accompaniment follows the musician. In addition, the musician can control tempo and reverb, transpose the music into any key, play with or without repeats and designate sections of the music to cut. With a feature called "Remember Tempos," the system can adjust the accompaniment to handle even the most extreme interpretation of a passage where there is little input, or few notes, from the musician. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These "variables" can be saved with the music, creating a personally customized version of the accompaniment.

         The Company's Intelligent Accompaniment technology is available for 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas; in 1996, it also became available for vocal applications.

    SmartMusic Accompaniments

         The sale of a single SmartMusic Studio system has the ability to generate multiple and ongoing sales of repertoire as musicians build their own library of accompaniments. The accompaniment delivery system consists of a computer floppy disk. The accompaniment computer floppy disk will only work with the Company's SmartMusic Studio system and has been specially designed by the Company to protect against illegal duplication. A typical accompaniment computer floppy disk retails for $24.95 and usually contains more than one musical accompaniment.

         Coda has entered into license agreements with top music publishers including Hal Leonard Publishing Corporation and Warner Bros. Publications Inc. These license agreements allow the Company to produce synthesized versions of musical arrangements for use with the SmartMusic Studio system. The Company's royalty arrangements range from payments of $.75 per accompaniment SKU to five percent of the suggested retail price of the accompaniment SKU. Coda has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products which respond in real-time to the musician.

         Coda has created over 5,000 individual classical and jazz accompaniments contained on approximately 500 computer floppy disks for its SmartMusic Intelligent Accompaniment product as well as accompaniments for the Belwin 21st Century Elementary Band Methods I, II and III. The Company made its accompaniment selection based on a review of the most frequently performed titles in state academic solo contests as well as popular titles of sheet music sold at retail. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. The Company intends to use its relationships with key publishers and other sources to select the most popular titles for development as accompaniments for SmartMusic Studio products. Further, the Company plans to expand its library of accompaniments to cover a broad spectrum of music genres, instruments and skill levels.

    Finale

         Coda is a market leader in music notation software with its Finale family of products for use with Macintosh(R) and Windows(R) PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI equipped electronic music keyboard or other MIDI equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

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

         Coda also produces an Academic/Theological Edition of the Finale product that is sold exclusively to schools, schoolteachers, college students and churches at a suggested retail price of $275. This edition has also been a key source of revenue and registered user base growth for the Company and it represents a market that is continually being replenished with new student users.

         Product manuals are currently available in German, French, Italian, Dutch and Japanese. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of Finale products, represented 18.2% and 15.2% of 1999 and 1998 revenues, respectively.

   Finale Allegro

         The Company introduced the Finale Allegro(R) product, a value version of the powerful Finale music notation software product, in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. The Company released Allegro 98 in 1998, the first update since the product was first developed. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create "lead sheets" for other musicians, and is therefore known as, "The MIDI User's choice for music notation." The Allegro 2000 upgrade was introduced in February 2000, and is capable of exchanging files with both Finale 2000 and PrintMusic! 2000.

   Finale PrintMusic!

         The Company introduced the Finale PrintMusic!(TM) product for Windows in April 1999, an entry-level powerful music notation software product. The PrintMusic! music notation software product retails for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. The PrintMusic! product allows the Company to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. Upgraded to Finale PrintMusic! 2000 in November 1999, as a platform hybrid for Macintosh and Windows, this product is targeted to a broader audience in the education and general consumer marketplace.

   Intonation Trainer

         The Company introduced Intonation Trainer in February 2000 at a retail price of $149.95. Intonation Trainer is an easy, yet powerful program that actually teaches woodwind and brass students how to play in tune by listening for and eliminating intonation beats within intervals and chords.

Marketing, Sales and Distribution

         In late 1998 the Company hired a VP of Marketing and Sales and realigned its sales and marketing staff to present a more cohesive approach to the marketing of all of its products.

         SmartMusic Studio products are currently being sold through domestic and international distributors. Distributors service the music instrument retailers, college bookstore and educational software markets. The Company is also selling SmartMusic Studio products directly on the Web and through its customer service department. Finale products are sold through distributors, music instrument retailers, mail order software retailers, and computer dealers. Finale upgrades were sold on the Web for the first time in 1999.

         The Company believes it can significantly build on its Finale, Finale Allegro and Print Music! software business by continuously expanding the installed base of users and regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. The Company introduced Finale upgrades on both the Windows platform and Macintosh platform in each of the last five years. The Company also introduced the first upgrade for Finale Allegro in 1998 and Print Music! in 1999.

         A key marketing strategy of the Company is to introduce both the SmartMusic Studio and Finale products to students as they learn so they are more likely to continue to make music and use the product during their lives. To improve its position in the education market, the Company introduced a low-priced Finale Academic Edition for students and teachers, added an on-campus direct seller network, developed product lab packs consisting of five copies of the Finale product sold at a reduced price per copy and in 1999 introduced site licenses, which allow schools and universities to cost-effectively bring Finale music notation software products into their curriculum.

         Coda currently sells its products in over 30 countries around the world. The products are distributed by leading music software distributors in each of the international markets who are responsible for sales, marketing and technical support.

Product Development

         During 1999 and 1998, the Company incurred $1,341,166 and $1,657,213 in product development expenses. The Company intends to continue to expand its current product offerings by developing products for new applications and markets.

    SmartMusic Studio

         In 1999, SmartMusic Studio was given a new look and feel to its user interface. This new look was developed not only to increase the usefulness and attractiveness of the product, but also to make SmartMusic Studio ready to be deployed on the Internet.

    SmartMusic Accompaniments

         Accompaniment development in 1999 focused on 1) the development of band method music for young students published by Warner Bros. and 2) the addition of difficult music often used by college-level students. These advanced titles included popular opera arias for soprano, mezzo-soprano, tenor and baritone voices.

         In the first part of 2000, development will focus on accompaniments for basic skill development exercises. These include scales, arpeggios and other technical exercises, all of which are much more fun to practice when played with accompaniment.

         In general, the Company plans to continue adding to the existing accompaniment catalog, creating additional accompaniments and generally broadening the accompaniment library to include other musical genres. SmartMusic Accompaniment development has limited risk and short development cycles that typically range from one month to four months. The Company has established an expertise in accompaniment development by creating procedures to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer, which must continually invent new games, the Company need only look to the most popular titles in the large and growing supply of musical compositions to develop additional SmartMusic accompaniments.

    Finale

         To maintain its leadership position in the music notation marketplace, over the past five years Coda has focused its continuous improvement efforts on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release, but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $149.95.

         In addition, the Company will continue to explore adapting its Finale products to allow online viewing, customizing and transmission of musical scores. Electronic music transmission would be used by music publishers or distributors to electronically transmit scores in Finale file format to customers who would be able to view the music, customize it, then purchase and print the score. The Company believes that the use of the Finale file format as the standard for electronic music distribution may increase demand for the Finale products. Although a product that may be used for such a purpose is not yet in commercial production, the Company has a beta version of such product, which the Company is currently demonstrating to key publishers to obtain market feedback. The Company believes the cost of developing a commercially viable product is within its product development budget.

    Finale Allegro and PrintMusic!

         In 1998 the Company released the first upgrade of the Finale Allegro product. In 1999 the Company released PrintMusic!, an entry-level notation product. Both Allegro and PrintMusic! are based on Finale.

    Intonation Trainer

         In early 2000 the Company released Intonation Trainer, a product designed to help school band directors teach their students to play better in tune. The Company intends to continue developing music education products with its proprietary music technologies.

Competition

         The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician with the exception of In Concert(TM) by Cakewalk, which is an interactive product for MIDI keyboards. The Company expects that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic Studio product in that they do not automatically adjust in real-time to the musician's changes in tempo. The Company believes its SmartMusic system is unique because this product listens to wind instruments and voice. In addition, Coda sells accompaniments, while competitors sell only the applications. However, there can be no assurance that competitors will not enter the market.

         The notation market is highly competitive and continues to have established competitors such as Cakewalk and G-Vox and new products are continually being announced and introduced by companies such as NoteHeads Musical Expert Systems and Sibelius Software LTD.

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

Trademarks

         The Company owns the registered trademarks in the United States for Coda(R), Finale(R), Finale Allegro(R), The Art of Music Notation(R), Vivace(R), Intelligent Accompaniment(R), Intelligent Accompanist(R) and Personal Accompanist(R). In addition, the names Coda and Finale have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the name Practice Studio(TM), SmartMusic(TM), SmartMusic Studio(TM), SmartMusic Accompaniments(TM), Hyperscribe(TM), Finale PrintMusic!(TM) and Intonation Trainer(TM). In addition, this report contains references to trademarks owned by third parties.

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

Employees

         As of December 31, 1999, the Company employed 45 full-time employees. Of these, 11 served in the product and repertoire development area, 8 in product testing and end-user support, and 23 in administrative and sales-related activities. The Company believes that its relations with its employees are good. None of the Company's employees are covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire. The Company has had no difficulty contracting with these individuals and believes that its relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

CAUTIONARY STATEMENTS

         The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements.

Internet and Strategies. The Company is expending significant dollars on its Internet strategies, some of which are dependent on obtaining licenses from publishers. No assurance can be given that this strategy will be achievable and, if achieved, profitable.

Distribution and Sales Level Issues. The Company's initial Vivace product was introduced in 1994, and new Vivace products (renamed SmartMusic Studio) were introduced in 1997 and 1998 but the Company has achieved only limited sales of these products. Initial distribution was aimed primarily at schools and made through a network of band and orchestral instrument dealers. More recently, the Company has also made SmartMusic Studio (formerly Vivace) sales through catalog companies and direct sales through the Company's web site (www.codamusic.com). The Company expanded and utilized new methods of distribution during 1998. No assurance can be given that sales of SmartMusic Studio products will achieve significantly higher levels.

Additional Capital. The Company believes that existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products, will be sufficient to fund its possible capital expenditure, product development and working capital requirements through 2000. Any significant change in the Company's product development plans or marketing and distribution methods would require additional capital. If the Company does determine in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available or available on terms favorable to the Company. The sale of equity interests would dilute the ownership of current shareholders.

New Product Development. Additional development work is required to increase the breadth of the Company's repertoire for SmartMusic Studio products. The Company plans to develop new training and assessment products using technologies developed while producing Finale and SmartMusic Studio. The Company continues to explore the possibilities in using Finale to develop the ability to sell sheet music which can be downloaded by the consumer via the Internet and change clef and key as desired. The Company is also exploring the possibilities of using SmartMusic Studio to develop the ability to provide music education options via the Internet. No assurance can be given that the Company's timetable for any of these development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

Dependence on Accompaniment Sales and Development. The Company's future success is highly dependent on its ability to obtain significant ongoing accompaniment sales. The Company has entered into license agreements with leading music publishers, which provide the Company with access to certain musical titles for accompaniment development. While the Company believes that its relationships with these publishers are good, there can be no assurance that the Company will be able to maintain these relationships or make satisfactory arrangements to receive access to additional styles of music in a timely manner. Although the loss of a license arrangement with any one publisher would not have a materially adverse effect on the Company's operations, the lack of a sufficient number and variety of musical arrangements would greatly limit the Company's ability to market its SmartMusic products.

Operating Losses. For the year ended December 31, 1999, the Company incurred a net loss of $455,612 and since inception has an accumulated deficit of $11,208,281.

Dependence on Key Personnel. The Company is highly dependent on a limited number of key management and technical personnel, including software programmers who are in limited supply in the current labor market. The Company's future success will depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not have key-person life insurance on any of its key personnel.

Fluctuations in Operating Results. The Company does not have a significant history of sales of its SmartMusic Studio products. Sales of Finale products historically fluctuated with higher sales levels achieved following the release of product upgrades. The Company believes that its results of operations may fluctuate as a result of the purchasing cycle of the education market and the timing of releases of new products and product upgrades.

Competition. While competition for the SmartMusic Studio products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition in the sale of music notation products such as Finale and Finale Allegro occurs principally on the basis of price, features and ease of use. Some of the companies with which the Company may compete have significantly greater financial and other resources than the Company.

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

The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $110,000. This lease expires in November 2000.

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

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section entitled "Common Stock Price Ranges" which appears in the Registrant's 1999 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Company's 1999 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Financial Statements, Notes thereto and Reports of Independent Public Accountants thereon which appear in the Company's 1999 Annual Report to Shareholders.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name                  Age                  Position
----                  ---                  --------
John W. Paulson       52    Chief Executive Officer and Chairman of the
                            Board of Directors

Barbara S. Remley     48    Chief Financial Officer, Treasurer and
                            Secretary

Mark E. Dunn          50    Senior Vice President of Product Development

Glenna A. Dibrell     49    Vice President of Marketing and Sales

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

         Barbara S. Remley has been Chief Financial Officer of Coda since May 1998. In 1997 and 1998 Ms. Remley consulted for various entities. From 1992 to 1997, Ms. Remley held various titles including President, Chief Operating Officer and Chief Financial Officer of Garment Graphics, Inc., a designer, marketer and distributor of licensed sports apparel, which filed a Chapter 11 in 1997 and was subsequently converted to a Chapter 7. She also has ten years of public accounting experience with Ernst & Young (formerly Ernst & Ernst).

         Mark E. Dunn has been Senior Vice President of Product Development of Coda since October 1991. For nine years prior to joining the Company, Mr. Dunn was Vice President of Product Development for Springboard Software, Inc. and then Spinnaker Software Corp. upon its acquisition of Springboard.

          Glenna A. Dibrell has been Vice President of Marketing and Sales of Coda since November 1998. In 1997 and 1998 Ms. Dibrell owned a strategic consulting business working with Eagle River Interactive (now Agency.com) and 3M. From 1994 to 1997 Ms. Dibrell was Vice President-Management Supervisor at Martin/Williams. Prior to that she held key executive positions with top marketing agencies and specialized in response marketing; and served in key marketing positions for major retailers.

         The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CODA MUSIC TECHNOLOGY, INC.

Dated:  March 24, 2000              By:  s/John W. Paulson
                                    John W. Paulson, Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints JOHN
W. PAULSON and BARBARA S. REMLEY as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                  Date
-------------------                                  ----
s/ John W. Paulson                                   March 24, 2000
John W. Paulson, Chairman of the Board
and Chief Executive Officer
(principal executive officer)

s/ Barbara S. Remley                                 March 24, 2000
Barbara S. Remley, Chief Financial Officer
(principal financial and accounting officer)

s/ Timothy M. Heaney                                 March 24, 2000
Timothy M. Heaney, Director

s/ Gordon F. Stofer                                  March 24, 2000
Gordon F. Stofer, Director

s/ Larry A. Pape                                     March 24, 2000
Larry A. Pape, Director

s/ Benson K. Whitney                                 March 24, 2000
Benson K. Whitney, Director

                           CODA MUSIC TECHNOLOGY, INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 1999 FISCAL YEAR


 Exhibit
 Number                               Description
 ------                               ------------

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

10.3 License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2--incorporated by reference to Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4 License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation--incorporated by reference to Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5* Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan--incorporated by reference to Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6 Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company--incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C

10.8 Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 -- incorporated by reference to Exhibit 10-QSB for the quarter ended September 30, 1996

10.9 Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant--incorporated by reference to Exhibit 10.14 to the Registrant's Form 10KSB for the year ended December 31, 1997

10.10 Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998--incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB for the year ended December 31, 1998

10.11 Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank--incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1998

10.12 Amendment dated February 14, 2000 to Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank

13 Portion of Annual Report to Shareholders for fiscal year ended December 31, 1999 incorporated herein by reference

23.1     Consent of McGladrey & Pullen LLP, independent public accountants

24       Power of Attorney (included on the "Signatures" page of this Form
         10-KSB)

27       Financial Data Schedule

---------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.