Form 10QSB
period 2000-03-31
CODA MUSIC TECHNOLOGY INC
filed 2000-05-09
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ________________ to ________________

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

                                 (952) 937-9611
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                     Yes   X     No_____

As of May 1, 2000, there were 6,369,659 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                     Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                            Condensed Balance Sheets


                                                                               March 31, 2000            December 31,
                                                                                (Unaudited)                 1999
                                                                               --------------         ---------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 1,154,519            $  1,345,599
   Short-term investments                                                          717,267                 608,600
   Accounts receivable                                                             498,166                 484,515
   Inventories                                                                     246,722                 200,242
   Other current assets                                                             89,677                 119,480
                                                                               -----------            ------------
               Total current assets                                              2,706,351               2,758,436
EQUIPMENT, FURNITURE AND FIXTURES                                                  249,843                 249,660
SOFTWARE INSTALLATION IN PROGRESS (Note 2)                                         332,494                 200,000
REPERTOIRE DEVELOPMENT COSTS                                                       438,845                 486,891
PREPAID ROYALTIES                                                                  204,890                 192,490
OTHER ASSETS                                                                       101,004                  99,527
                                                                               -----------            ------------
                                                                               $ 4,033,427            $  3,987,004
                                                                               ===========            ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities on long-term debt (Note 3)                               $    75,075            $          -
   Accounts payable                                                                313,889                 619,944
   Reserve for product returns                                                     179,988                 210,858
   Accrued expenses                                                                404,665                 548,444
   Deferred revenue                                                                 79,214                  89,548
                                                                               -----------            ------------
               Total current liabilities                                         1,052,831               1,468,794

LONG-TERM DEBT, less current maturities (Note 3)                                   174,925                       -

SHAREHOLDERS' EQUITY
    Common Stock                                                                13,953,917              13,726,491
    Accumulated (Deficit)                                                      (11,148,246)            (11,208,281)
                                                                               -----------            ------------
               Total Shareholders' Equity                                        2,805,671               2,518,210
                                                                               -----------            ------------
                                                                               $ 4,033,427            $  3,987,004
                                                                               ===========            ============


           See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                       Condensed Statements of Operations

                      For the Quarter Ended March 31, 2000

                                   (Unaudited)


                                                              2000               1999
                                                       ---------------    -----------------
NET SALES                                              $    1,803,732     $     1,216,357

COST OF SALES                                                 230,538             160,828
                                                       --------------     ---------------
GROSS PROFIT                                                1,573,194           1,055,529

OPERATING EXPENSES:
   Sales and marketing                                        598,275             433,547
   Product development                                        358,501             353,479
   General and administrative                                 576,660             563,546
                                                       --------------     ---------------
               Total operating expenses                     1,533,436           1,350,572
                                                       --------------     ---------------
INCOME (LOSS) FROM OPERATIONS                                  39,758            (295,043)

INTEREST INCOME, net                                           20,277              19,753
                                                       --------------     ---------------
               Net income (loss)                       $       60,035     $      (275,290)
                                                       ==============     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    (Note 4)
                    Basic                                   6,288,101           6,194,965
                                                       ==============     ===============
                    Diluted                                 7,289,862           6,194,965
                                                       ==============     ===============
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
   (Note 4)
                    Basic                              $         0.01     $         (0.04)
                                                       ==============     ===============
                    Diluted                            $         0.01     $         (0.04)
                                                       ==============     ===============


           See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                       Condensed Statements of Cash Flows

                      For the Quarter Ended March 31, 2000

                                   (Unaudited)

                                                                            2000               1999
                                                                       -----------       -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                   $    60,035       $   (275,290)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-

         Depreciation and amortization                                     114,677            136,695
         Change in current assets and liabilities:
            Accounts receivable                                            (13,651)           126,679
            Inventories                                                    (46,480)           (16,376)
            Prepaid royalties                                              (12,400)              (725)
            Other current assets                                            29,803             10,942
            Accounts payable                                              (306,055)           (55,128)
            Reserve for product returns                                    (30,870)            46,203
            Accrued expenses                                              (143,779)          (141,216)
            Deferred revenue                                               (10,334)             7,068
                                                                       -----------       ------------
               Net cash used in operating activities                      (359,054)          (161,148)
                                                                       -----------       ------------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                         (171,936)            (16,012)
   Capitalized repertoire development cost                                 (24,870)            (46,645)
   Capitalized patents and trademarks                                       (3,979)             (8,114)
                                                                       -----------       -------------
              Net cash used in investing activities                       (200,785)            (70,771)
                                                                       -----------       -------------
FINANCING ACTIVITIES:
    Proceeds from stock options exercised                                  227,426                   -
    Proceeds form term note                                                250,000                   -
                                                                       -----------       -------------
              Net cash provided by financing activities                    477,426                   -
                                                                       -----------       -------------
NET DECREASE IN CASH AND SHORT-TERM INVESMENTS                             (82,413)           (231,919)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                     1,954,199           1,975,105
                                                                       -----------       -------------
CASH AND SHORT-TERM INVESTMENTS, end of period                         $ 1,871,786       $   1,743,186
                                                                       ===========       =============


           See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                          Notes to Financial Statements

                                   (Unaudited)



Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments, which are necessary in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1999 quarterly financial statement have been reclassified to conform to the presentation in 2000.

Note 2 Fixed Assets. In 2000, the Company is implementing a new financial and operation software system at an estimated cost of $700,000, of which $332,494 was paid as of March 31, 2000.

Note 3 Long-term Debt. March 1, 2000 the Company entered into a $250,000 three year installment loan with an interest rate of 10%. The installment loan reduces the line of credit to $250,000 and the Company has a certificate of deposit for $100,000 which has been pledged against the loan.

Note 4   Net Income (Loss) Per Common Share. Basic and diluted net income
         (loss) per common share was computed by dividing the net income (loss) by the weighted average number of shares of Common Stock.

Note 5 Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense. At December 31, 1999 the Company had approximately $10,000,000 in operating loss carryforwards and $488,000 in research and development credits which may be used to offset otherwise future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun.

The Company has incurred losses from operations since inception and has an accumulated deficit of $11,027,959 as of March 31, 2000.

Results of operations

For the period ended March 31, 2000 compared to the period ended March 31, 1999

Net Sales. Net sales of $1,803,732 for the quarter ended March 31, 2000 were $587,375 or 48% higher than for the quarter ended March 31, 1999. Of this increase, approximately $401,000 is due to a increase in Finale(R) product revenues. The remainder of the increase was spread between PrintMusic!(TM), Allegro(R), SmartMusic(R) Studio and the newly introduced Intonation Trainer(TM) sales. The Finale sales increase is due to consumer acceptance of the latest release and what it offers to the user. When comparing total product sales of Finale 2000 to Finale 98, sales are up 66%. The number of SmartMusic Applications sold during the first quarter of 2000 increased 46% to 971 units, while the number of SmartMusic Accompaniments increased 20% to 9,682 units.

Gross profit. The gross profit of $1,573,195 for the quarter ended March 31, 2000 was $517,665, or 49% higher than for the quarter ended March 31, 1999. This increase resulted from the increased sales described above and the improvement in gross profit margin to 87.2% in 2000 from 86.8% in 1999. The gross profit margin improvement is attributable to mix changes and sales increases for the higher margin Finale products.

Sales and marketing expenses. For the quarter ended March 31, 2000, sales and marketing expenses of $598,275 were 38% higher than the quarter ended March 31, 1999. The increase is related to trade show and travel costs resulting from the Company's attendance at more trade shows; material design costs related to the release of Intonation trainer; higher direct mail costs related to additional product mailings; and increased personnel costs in customer service and post sale technical support related to higher sales levels.

Product development expenses. Product development expenses of $358,501 for the quarter ended March 31, 2000 were $5,022 or 1.4% higher than the quarter ended March 31, 1999.

General and Administrative Expenses. General and administrative expenses of $575,660 for the quarter ended March 31, 2000 were $13,144 or 2.3% higher than the quarter ended March 31, 1999. Certain general and administrative increased as a result of higher personnel costs relating to benefits and training. In addition, professional fees, public company fees, software expenses and computer services also reflected increases. The aforementioned increases were offset by decreases related to expenses incurred in the exploration of E-Commerce opportunities

Interest Income, net. The Company had net interest income of $20,277 for the quarter ended March 31, 2000 compared to $19,753 for the quarter ended March 31, 1999. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

Net Income (loss). The net income of $60,035 or $.01 per basic and diluted share income for the quarter ended March 31, 2000 is favorable to the net loss of $275,290 or $.04 per basic and diluted share loss for the quarter ended March 31, 1999. This improvement is attributable to the changes in revenues and costs described above.

Liquidity and Capital Resources

The Company has a $500,000 line of credit with a bank available to finance its working capital requirements. Effective March 1, 2000, $250,000 of the line was converted into a $250,000 installment note payable over three years. A $100,000 certificate of deposit is at the borrowers facility. The borrowings under the line of credit are limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. As of March 31, 2000 there were no borrowings under the line of credit other than the installment note.

Net cash used in operating activities totaled $359,054 for the quarter ended March 31, 2000. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $171,936 and repertoire development costs of $24,870 in the quarter ended March 31, 2000. The Company used cash for operating activities of $161,148 and made capital expenditures for furniture, equipment and fixtures of $16,012 and repertoire development costs of $46,645 during the quarter ended March 31, 1999.

The Company anticipates that capital expenditures for 2000 will approximate $375,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through 2000.

Cautionary Statements

Coda Music Technology, Inc. develops and markets proprietary music technology products, including Finale music notation software products and the SmartMusic Intelligent Accompaniment products, a comprehensive system that makes practicing music fun and productive.

The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will" and similar words or expressions. The Company's forward-looking statements generally relate to its [growth strategy, financial results, product development and sales efforts]. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligation to update any forward-looking statements. The Company has a limited operating history from which investors might judge its ability to market at a profit its SmartMusic Studio products. Investors should also consider: expenditures for the Company's Internet strategy; sales and distribution issues, the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; and dependence on proprietary technology. For a more complete description, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1999. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

PART  2.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of the Registrant's shareholders was held on April 25, 2000.

                  (b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 5,675,400 shares in favor, with 62,408 shares against, 6,000 shares abstaining and 0 shares represented by broker nonvotes.

                  (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

     Nominee               Number of Votes For       Number of Votes Withheld
     -------               -------------------       ------------------------
 John W. Paulson              5,680,956                    62,852
 Gordon R. Stofer             5,680,956                    62,852
 Larry A. Pape                5,598,350                   145,458
 Benson K. Whitney            5,680,956                    62,852
 Timothy M. Heaney            5,680,956                    62,852




Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits: See Exhibit Index on page following Signature page.

              (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 8, 2000      CODA MUSIC TECHNOLOGY, INC.


                        By: s/  John W. Paulson
                            John W. Paulson, Chairman of the Board
                            And Chief Executive Officer


                        And: s/  Barbara S. Remley
                             Barbara S. Remley, Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB

                              For the Quarter Ended
                                 March 31, 2000





Exhibit
Number            Description


10.1               Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant
10.2               Amendment dated March 1, 2000 to Loan Agreement dated
                   February 14, 1999 between the Registrant and Riverside Bank
27                 Financial Data Schedule