Form 10QSB
period 2000-06-30
CODA MUSIC TECHNOLOGY INC
filed 2000-08-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ]       Quarterly report under Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[   ]       Transition report under Section 13 or 15(d) of the Exchange Act
            For the transition period from _______ to________

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

                 Yes   X     No_____

As of August 1, 2000, there were 6,427,004 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                 Yes          No   X

                          Part 1. Financial Information

                          Item 1. Financial Statements

                           Coda Music Technology, Inc.

                      Condensed Consolidated Balance Sheets



                                                              June 30,              December 31,
                                                                2000                    1999
                                                          ---------------          --------------
                                                             (Unaudited)
    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $      730,403          $    1,345,599
   Short-term investments                                        778,677                 608,600
   Accounts Receivable                                           323,893                 484,515
   Inventories                                                   228,941                 200,242
   Other current assets                                          117,829                 119,480
                                                          --------------          --------------
               Total current assets                            2,179,743               2,758,436
EQUIPMENT, FURNITURE AND FIXTURES                                956,226                 249,660
SOFTWARE INSTALLATION IN PROGRESS (Note 2)                             -                 200,000
REPERTOIRE DEVELOPMENT COSTS                                     430,071                 486,891
PREPAID ROYALTIES                                                203,485                 192,490
OTHER ASSETS                                                     126,883                  99,527
                                                          --------------          --------------
                                                          $    3,896,408          $    3,987,004
                                                          ==============          ==============
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities on long-term debt (Note 3)          $       77,013                       -
   Accounts payable                                              342,533                 619,944
   Reserve for product returns                                   202,841                 210,858
   Accrued expenses                                              479,676                 548,444
   Deferred revenue                                               72,310                  89,548
                                                          --------------          --------------
               Total current liabilities                       1,174,373               1,468,794
LONG-TERM DEBT, less current maturities (Note 3)                 154,970                       -

SHAREHOLDERS' EQUITY
    Common Stock                                              14,060,578              13,726,491
    Accumulated (Deficit)                                    (11,493,513)            (11,208,281)
                                                          --------------          --------------
                  Total Shareholders' Equity                   2,567,065               2,518,210
                                                          --------------          --------------
                                                          $    3,896,408          $    3,987,004
                                                          ==============          ==============


See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                      Quarter Ended June 30,                 Six Months Ended June 30,
                                                     ------------------------                -------------------------
                                                     2000                1999                2000                 1999
                                                     ----                ----                ----                 ----
NET SALES                                     $   1,056,946        $    955,785      $   2,869,257        $   2,172,142

COST OF SALES                                       159,142             120,914            398,258              281,742
                                              -------------        ------------      -------------        -------------
GROSS PROFIT                                        897,804             834,871          2,470,999            1,890,400
                                              -------------        ------------      -------------        -------------
OPERATING EXPENSES:
   Sales and marketing                              375,378             433,026            973,653              866,573
   Product development                              359,990             370,143            718,491              723,622
   General and administrative                       520,601             578,471          1,097,260            1,142,017
                                              -------------        ------------      -------------        -------------
               Total operating expenses           1,255,969           1,381,640          2,789,404            2,732,212
                                              -------------        ------------      -------------        -------------
LOSS FROM OPERATIONS                               (358,165)           (546,769)          (318,405)            (841,812)

Interest Income, net                                 12,896              15,396             33,173               35,149
                                              -------------        ------------      -------------        -------------
NET LOSS                                      $    (345,269)       $   (531,373)     $    (285,232)       $    (806,663)
                                              =============        ============      =============        =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              6,387,318           6,194,732          6,337,710            6,194,732
                                              =============        ============      =============        =============
BASIC AND DILUTED NET LOSS
  PER SHARE                                   $        (.05)       $       (.09)     $        (.05)       $        (.13)
                                              =============        ============      =============        =============


See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                 Condensed Consolidated Statements of Cash Flows

                     For the Six Months Ended June 30, 2000

                                   (Unaudited)

                                                                                 2000               1999
                                                                                 ----               ----
OPERATING ACTIVITIES:
   Net loss                                                                $   (285,232)     $    (806,663)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                          245,127            259,007
         Change in current assets and liabilities:
            Accounts receivable                                                 160,622            185,517
            Inventories                                                         (28,699)           (25,715)
            Prepaid royalties                                                   (10,995)               973
            Other current assets                                                  1,651             16,671
            Accounts payable                                                   (277,411)           109,647
            Reserve for product returns                                          (8,017)            83,090
            Accrued expenses                                                    (68,768)           (73,623)
            Deferred revenue                                                    (17,238)            19,006
                                                                           ------------      -------------
               Net cash used in operating activities                           (288,960)          (232,090)
                                                                           ------------      -------------
INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                              (611,149)           (68,196)
   Capitalized repertoire development cost                                      (65,796)           (85,667)
   Other assets, principally patents and trademarks                             (45,284)           (12,649)
                                                                           ------------      -------------
              Net cash used in investing activities                            (722,229)          (166,512)
                                                                           ------------      -------------
FINANCING ACTIVITIES:
    Proceeds from stock options & warrants exercised                            334,087                  -
    Payments on long-term debt                                                  (18,017)
    Proceeds on long-term debt                                                  250,000                  -

                Net cash provided by financing activities                       566,070                  -
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                (445,119)          (398,602)

CASH AND SHORT-TERM INVESTMENTS, beginning of period                          1,954,199          1,975,105
                                                                           ------------      -------------
CASH AND SHORT-TERM INVESTMENTS, end of period                             $  1,509,080      $   1,576,503
                                                                           ============      =============


See accompanying notes to condensed financial statements.

                           Coda Music Technology, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1999 quarterly financial statement have been reclassified to conform to the presentation in 2000.

Note 2 Fixed Assets. In June 2000 the Company implemented a new financial and operation software system at a cost of $665,652.

Note 3 Long-term Debt. March 1, 2000 the Company entered into a $250,000 three year installment loan with an interest rate of 10%. The installment loan reduces the line of credit to $250,000 and the Company has a certificate of deposit for $100,000 which has been pledged against the loan.

Note 4 Net Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. Common stock equivalents have been excluded from the calculations of net loss per share as their effective would be antidilutive.

Note 5 Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense. At December 31, 1999 the Company had approximately $10,000,000 in operating loss carryforwards and $488,000 in research and development credits which may be used to offset otherwise future taxable income.

Note 6 Acquisition of Net4Music SA. Coda signed a definitive agreement on August 11, 2000 to acquire 82% the shares of Net4Music in consideration for shares of Coda common stock. The transaction will be treated as a purchase with the Coda shareholders owning, on a fully diluted basis, approximately one-third of the combined company. Net4Music SA is an international Internet leader with over 50,000 music titles in digital format and they recently acquired the digital print rights to the EMI catalog, the single largest music catalog in the world.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $11,493,515 as of June 30, 2000.

Results of operations

For the periods ended June 30, 2000 compared to the periods ended June 30, 1999

     Net Sales. Net sales of $1,056,946 for the quarter ended June 30, 2000 increased $101,161, or 11%, over the quarter ended June 30, 1999. The increase in net sales between the two periods reflects a 21% increase in sales of Finale music notation software product partially offset by a decrease in net sales from the SmartMusic Studio (formerly Vivace Intelligent Accompaniment(R)) products.

     Net sales for the six months ended June 30, 2000 were $2,869,257, a $697,115 or 32% increase over net sales for the six months ended June 30, 1999. Finale, PrintMusic and Allegro product sales represented 80%, 9% and 11% of the increase respectively, offset by decreases in SmartMusic product sales. The Finale sales increase in both the quarter and six months ended June 30, 2000 is due to new consumer acceptance of the latest release and what it offers to the user. Sales of PrintMusic!, introduced in March 1999, are up 161% and 374% for the quarter and six months, respectively.

     Net sales dollars and units for SmartMusic products decreased on a quarterly comparison with the same periods in 1999. Comparative unit sales information for the periods is represented in the table below:

                   Quarter Ended          Six Months Ended
                ---------------------  -----------------------
                 6/30/00    6/30/99    6/30/00         6/30/99
Applications         311        331      1,282             997
Accompaniments     2,646      4,963     12,328          12,992
(Repertoires)

     Both application and accompaniment sales are down due to the transition from a dealer to a direct sales program during the second quarter of 1998. Management continues to have confidence in the product line, but is also evaluating current distribution strategies, including on-line deployment of accompaniments and additional music exercises.

     Gross profit. The gross profit of $897,804 for the quarter ended June 30, 2000 increased by $62,933, or 7% from the second quarter of 1998 due to higher sales levels. The gross profit of $2,470,999 for the six months ended June 30, 2000 increased by $580,599 or 31% also due to higher sales levels described above.

     Sales and marketing expenses. For the quarter ended June 30, 2000 sales and marketing expenses of $375,378 were $57,648, or 13% lower than for the quarter ended June 30, 1999. Sales and marketing expenses of $973,653 for the first six months of 2000, were $107,080 or 12% higher than for the six months ended June 30, 1999. The change in the second quarter is related to the timing of advertising and direct mail costs relating to various projects. Another reason for the decrease over a year ago is the leveraging of package and collateral design investments made in all products as well as introduction of PrintMusic, and repositioning of Finale in 1999. The increase in the six month period is related to trade show and travel costs resulting from the company's attendance at more trade shows; material design costs related to the release of Intonation trainer; higher direct mail costs related to additional product mailings; and increased personnel costs in customer service and post sale technical support related to higher sales levels.

     Product development expenses. Product development expenses of $359,990 for the quarter ended June 30, 2000 were $10,154 or 3% lower than for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product development expenses of $718,491 were $5,131 or 1% lower than for the six months ended June 30, 1999. The major reason for the decrease in expense in both periods is related to decreased staffing and outside contractor costs, partially offset by higher amortization rates of previously capitalized development costs.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 2000 were $520,601, or 10% lower than for the second quarter ended June 30, 1999. General and administrative expenses of $1,097,260 for the six months ended June 30, 2000 decreased $44,757 or 4% over the six months ended June 30, 1999. The decrease in both periods relates to the decrease in exploration of e-commerce and Internet opportunities including consulting expenses spent with US Web/CKS.

     Interest Income, Net. The Company had interest income of $12,896, net of $6,240 interest expense for the quarter ended June 30, 2000. Net interest income decreased $2,500 or 19% when compared to the quarter ended June 30, 1999. For the first six months of 2000, the Company had interest income of $33,173, down $1,976 or 6% when compared to the first six months of 1999. The lower interest income is attributable to the Company's lower average cash and investment balances in 2000 compared to 1999. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

     Net loss. The net loss of $345,268 for the quarter ended June 30, 2000 is $186,106 or 35% improved over the $531,373 loss in the quarter ended June 30, 1999. For the six months ended June 30, 2000, the Company's loss of $285,232 is favorable to the loss of $806,663 for the six months ended June 30, 1999.

Liquidity and Capital Resources

         The Company has a $500,000 line of credit with a bank available to finance its working capital requirements. Effective March 1, 2000, $250,000 of the line was converted into a $250,000 installment note payable over three years which limits the line of credit availability to $250,000. A $100,000 certificate of deposit is pledged against the loan. The borrowings under the line of credit are limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. As of June 30, 2000 there were no borrowings under the line of credit other than the installment note.

     Net cash used in operating activities totaled $288,960 for the six months ended June 30, 2000. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $611,149 and repertoire development costs of $65,796 in the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company used cash for operating activities of $232,090, and made capital expenditures for furniture, equipment and fixtures of $68,196 and repertoire development of $85,667.

     The Company anticipates that additional capital expenditures for 2000 will approximate $50,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products, will be sufficient to fund its capital expenditure, product development and working capital requirements through the next 12 months. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.

Cautionary Statements

     Coda Music Technology, Inc. develops and markets proprietary music technology products, including Finale music notation software products and the SmartMusic Intelligent Accompaniment products, a comprehensive system that makes practicing music fun and productive.

     The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligation to update any forward-looking statements. The Company has a limited operating history from which investors might judge its ability to market at a profit its SmartMusic Studio products. Investors should also consider: expenditures for the Company's Internet strategy; the possibility that the transaction with Net4Music is not completed; the risks associated with integrating the Net4Music operations, which also has risks, if the transaction with Net4Music is completed; sales and distribution issues, the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; and dependence on proprietary technology. Investors are advised to consult any further disclosures by the Company on this subject in its filings with the SEC. For a more complete description, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1999. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

                            PART 2. OTHER INFORMATION



Item 5. Acquisition of Net4Music SA - On August 11, 2000, the Company filed a Registration Statement Form S-4 on the Net4Music SA acquisition.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  See Exhibit Index on page following Signature page

         (b) Reports on Form 8-K: On June 21, 2000, the Company filed a Current Report on Form 8-K in order to file its press release relating to a proposed merger with Net4Music S.A.

              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2000            CODA MUSIC TECHNOLOGY, INC.





                                 By: s/  John W. Paulson
                                     John W. Paulson, Chairman of the Board
                                     and Chief Executive Officer


                                 And: s/  Barbara S. Remley
                                      Barbara S. Remley,
                                      Chief Financial Officer

                                  EXHIBIT INDEX



                                   FORM 10-QSB



                              For the Quarter Ended

                                  June 30, 2000





Exhibit
Number        Description
------        -----------
 27           Financial Data Schedule (filed in electronic format only)