Form 10QSB
period 2000-09-30
NET4MUSIC INC
filed 2000-11-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to________

        Commission file number                                           0-26192

                                 Net4Music Inc.
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

                                 (952) 937-9611
                (Issuer's Telephone Number, Including Area Code)

                           Coda Music Technology, Inc.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X     No_____

As of November 9, 2000, there were 17,807,294 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                     Yes          No   X

Part 1. Financial Information

                          Item 1. Financial Statements

              Net4Music Inc. (formerly Coda Music Technology, Inc.)

                      Condensed Consolidated Balance Sheets

                                                         September        December 31,
                                                         30, 2000             1999
                                                       ------------       ------------
                                                        (Unaudited)
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    399,941       $  1,345,599
   Short-term investments                                   940,506            608,600
   Accounts Receivable                                      875,394            484,515
   Inventories                                              207,898            200,242
   Other current assets                                     107,750            119,480
                                                       ------------       ------------
               Total current assets                       2,531,489          2,758,436

EQUIPMENT, FURNITURE AND FIXTURES                           962,038            249,660
SOFTWARE INSTALLATION IN PROGRESS (Note 2)                     --              200,000
REPERTOIRE DEVELOPMENT COSTS                                410,418            486,891
PREPAID ROYALTIES                                           188,027            192,490
OTHER ASSETS                                                468,886             99,527
                                                       ------------       ------------
                                                       $  4,560,858       $  3,987,004
                                                       ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities on long-term debt (Note 3)       $     89,826       $       --
   Accounts payable                                         268,568            619,944
   Reserve for product returns                              217,260            210,858
   Accrued expenses                                         580,126            548,444
   Deferred revenue                                          72,311             89,548
                                                       ------------       ------------
               Total current liabilities                  1,228,091          1,468,794

LONG-TERM DEBT, less current maturities (Note 3)             20,800               --

SHAREHOLDERS' EQUITY
    Common Stock                                         14,061,503         13,726,491
    Accumulated (Deficit)                               (10,749,536)       (11,208,281)
                                                       ------------       ------------
                  Total Shareholders' Equity              3,311,967          2,518,210
                                                       ------------       ------------
                                                       $  4,560,858       $  3,987,004
                                                       ============       ============



            See accompanying notes to condensed financial statements

              Net4Music Inc. (formerly Coda Music Technology, Inc.)
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                                    Quarter Ended September 30,      Nine Months Ended September 30,
                                                   -----------------------------      -----------------------------
                                                        2000             1999             2000              1999
                                                   -----------       -----------      -----------       -----------
NET SALES                                          $ 2,640,177       $ 2,464,259      $ 5,509,434       $ 4,636,401

COST OF SALES                                          327,636           275,713          725,894           557,454
                                                   -----------       -----------      -----------       -----------
GROSS PROFIT                                         2,312,541         2,188,546        4,783,540         4,078,947
                                                   -----------       -----------      -----------       -----------

OPERATING EXPENSES:
   Sales and marketing                                 603,329           557,407        1,576,982         1,423,980
   Product development                                 421,653           340,990        1,140,144         1,064,613
   General and administrative                          555,315         1,089,186        1,652,575         2,231,203
                                                   -----------       -----------      -----------       -----------
               Total operating expenses              1,580,297         1,987,583        4,369,701         4,719,796
                                                   -----------       -----------      -----------       -----------

INCOME (LOSS) FROM OPERATIONS                          732,244           200,963          413,839          (640,849)

    Interest Income                                     17,507            17,183           50,680            52,332
    Interest Expense                                    (5,773)             --             (5,773)             --
                                                   -----------       -----------      -----------       -----------

NET INCOME (LOSS)                                  $   743,978       $   218,146      $   458,746       $  (588,517)
                                                   ===========       ===========      ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic                                            6,427,042         6,207,278        6,367,704         6,202,247
    Diluted                                          7,214,404         7,157,248        7,167,421         6,202,247
                                                   ===========       ===========      ===========       ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    Basic                                          $      0.12       $      0.03      $      0.07       $     (0.09)
    Diluted                                        $      0.10       $      0.03      $      0.06       $     (0.09)
                                                   ===========       ===========      ===========       ===========



            See accompanying notes to condensed financial statements

              Net4Music Inc. (formerly Coda Music Technology, Inc.)

                 Condensed Consolidated Statements of Cash Flows

                  For the Nine Months Ended September 30, 2000

                                                    (Unaudited)

                                                                                        2000               1999
                                                                                    -----------       -----------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                                $   458,746       $  (588,517)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                  430,630           376,571
         Change in current assets and liabilities:
            Accounts receivable                                                        (390,879)         (139,756)
            Inventories                                                                  (7,656)           64,763
            Prepaid royalties                                                             4,463              --
            Other current assets                                                         11,730             8,529
            Accounts payable                                                           (351,377)          (47,712)
            Reserve for product returns                                                   6,402           148,282
            Accrued expenses                                                             31,682           618,277
            Deferred revenue                                                            (17,237)           36,339
                                                                                    -----------       -----------
               Net cash used in operating activities                                    176,504           476,776
                                                                                    -----------       -----------

INVESTING ACTIVITIES:
   Purchases of equipment, furniture and fixtures                                      (721,662)         (110,131)
   Capitalized repertoire development cost                                             (101,242)         (126,873)
   Other assets, principally patents and trademarks                                     (22,506)          (12,526)
   Deferred acquisition costs                                                          (390,484)             --
                                                                                    -----------       -----------
              Net cash used in investing activities                                  (1,235,894)         (249,531)
                                                                                    -----------       -----------

FINANCING ACTIVITIES:
    Proceeds from stock options & warrants exercised                                    335,012            19,232
    Payments on long-term debt                                                         (139,374)             --
    Proceeds on long-term debt                                                          250,000              --

                Net cash provided by financing activities                               445,638            19,232
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                             (613,752)          246,477
CASH AND SHORT-TERM INVESTMENTS, beginning of period                                  1,954,199         1,975,105
                                                                                    -----------       -----------
CASH AND SHORT-TERM INVESTMENTS, end of period                                      $ 1,340,447       $ 2,221,582
                                                                                    ===========       ===========



            See accompanying notes to condensed financial statements

              Net4Music Inc. (formerly Coda Music Technology, Inc.)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 1999 quarterly financial statement have been reclassified to conform to the presentation in 2000.

Note 2 Fixed Assets. In June 2000 the Company implemented a new financial and operation software system at a cost of $665,652.

Note 3 Long-term Debt. On March 1, 2000 the Company entered into a $250,000 three year installment loan with an interest rate of 10%. The installment loan reduces the line of credit to $250,000 and the Company has a certificate of deposit for $100,000 which has been pledged against the loan.

Note 4 Net Income (Loss) Per Common Share. Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) by the weighted average number of shares of Common Stock. Common stock equivalents have been excluded from the calculations of net income (loss) per share where their effect would be antidilutive.

Note 5 Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense. At December 31, 1999 the Company had approximately $10,000,000 in operating loss carryforwards and $488,000 in research and development credits which may be used to offset otherwise future taxable income.

Note 6 Subsequent events. On October 19, 2000, the Company consummated a stock purchase agreement with certain shareholders of the French company Net4Music S.A. Under the stock purchase agreement, the Company (i) acquired approximately 74% of Net4Music S.A.'s stock on a fully diluted basis in exchange for shares of the Company's common stock, (ii) assumed certain options and warrants of Net4Music S.A. and (iii) entered into a put and call agreement with the remaining shareholders and option and warrant holders of Net4Music to acquire their shares on or before October 18, 2005.

In connection with the stock purchase agreement, certain specified members of the Company's board of directors entered into a voting agreement with certain shareholders in which the shareholders agreed to take all action necessary to cause at least one third of the members of the Company's board of directors to be at all times comprised of persons designated by the specified directors.

Effective October 19, 2000, the Company amended its articles of incorporation and changed its name from "Coda Music Technology, Inc." to "Net4Music Inc." Moreover, the Company increased its authorized capital to 65,000,000 shares, par value $.01 per share, 50,000,000 shares of which are designated as common stock and 15,000,000 shares are undesignated.

Note 7 Revenue recognition. In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles related to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun.

The Company has incurred losses from operations since inception and has an accumulated deficit of $10,749,536 as of September 30, 2000.

Results of operations

For the periods ended September 30, 2000 compared to the periods ended September 30, 1999:

Net Sales. Net sales of $2,640,177 for the quarter ended September 30, 2000 increased $175,918 or 7%, over the quarter ended September 30, 1999. The increase in net sales between the two periods reflects a 2% decrease in sales of Finale music notation software product due to the later release of product and marketing materials; the later release of product is more than offset by a 254% increase in the sale of PrintMusic! notation sales. SmartMusic Studio (formerly Vivace Intelligent Accompaniment(R)) application products increased 71% and SmartMusic Studio accompaniment products increased 13%.

Net sales for the nine months ended September 30, 2000 were $5,509,434, an $873,033 or 19% increase over net sales for the nine months ended September 30, 1999. Finale, PrintMusic! and Allegro product sales represented 14%, 7% and 323% of the increase respectively, due to the continued acceptance of the Finale notation product line. The notation increase was slightly offset by a $33,375 decrease in SmartMusic product sales due to sales mix changes, as unit sales actually increased during this period.

Units for SmartMusic products increased on a quarterly and year to date comparison with the same periods in 1999. Comparative unit sales information for the periods is represented in the table below:

                              Quarter Ended              Nine Months Ended
                           ---------------------     -------------------------
                            9/30/00     9/30/99       9/30/00         9/30/99
Applications                   779         413         2,061           1,410
Accompaniments               3,635       2,639        15,963          15,631

Management continues to have confidence in the product line, but it has not been aggressively promoting the line as it has been developing an on-line deployment of accompaniments and additional music exercises.

Gross profit. The gross profit of $2,312,541 for the quarter ended September 30, 2000 increased by $123,995, or 6% from the third quarter of 1999 due to higher sales levels. The gross profit of $4,783,540 for the nine months ended September 30, 2000 increased by $704,593 or 17% also due to higher sales levels described above.

Sales and marketing expenses. For the quarter ended September 30, 2000 sales and marketing expenses of $603,329 were $45,922, or 8% higher than for the quarter ended September 30, 1999. Sales and marketing expenses of $1,576,982 for the first nine months of 2000, were $153,002 or 11% higher than for the nine months ended September 30, 1999. The change in the third quarter is related to the timing of advertising and direct mail costs relating to various projects. Another reason for the increase over a year ago is the leveraging of package and collateral design investments made in all products as well as introduction of PrintMusic!, and repositioning of Finale in 1999. The increase in the nine month period is related to trade show and travel costs resulting from the Company's attendance at more trade shows; material design costs related to the release of Intonation trainer; higher direct mail costs related to additional product mailings; and increased personnel costs in customer service and post sale technical support related to higher sales levels.

Product development expenses. Product development expenses of $421,653 for the quarter ended September 30, 2000 were $80,663 or 24% higher than for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product development expenses of $1,140,144 were $75,531 or 7% higher than for the nine months ended September 30, 1999. The major reason for the increase in expense in both periods is related to e-commerce development expenses that were previously included in general and administrative expenses during the exploration stage.

General and Administrative Expenses. General and administrative expenses of $555,315 for the third quarter of 2000 were $533,871, or 49% lower than for the third quarter ended September 30, 1999. General and administrative expenses of $1,652,575 for the nine months ended September 30, 2000 decreased $578,628 or 26% over the nine months ended September 30, 1999. The decrease in both periods relates to the decrease in exploration of e-commerce and Internet opportunities including consulting expenses spent with US Web/CKS.

Interest Income. The Company had interest income of $17,507 for the quarter ended September 30, 2000. Net interest income increased $324 or 2% when compared to the quarter ended September 30, 1999. For the first nine months of 2000, the Company had interest income of $50,680, down $1,652 or 3% when compared to the first nine months of 1999. The lower interest income is attributable to the Company's lower average cash and investment balances in 2000 compared to 1999. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

Interest expense. The Company had interest expense of $5,773 for the quarter ended September 30, 2000 related to the term note payable. No interest was incurred in the quarter or nine months ended September 30 1999 as there was no long-term debt.

Net income (loss). The net income of $743,978 for the quarter ended September 30, 2000 is $525,832 or 241% improved over net income of $218,146 in the quarter ended September 30, 1999. For the nine months ended September 30, 2000, the Company's net income of $458,746 is favorable to the loss of $588,517 for the nine months ended September 30, 1999.


Liquidity and Capital Resources

The Company has a $500,000 line of credit with a bank available to finance its working capital requirements. Effective March 1, 2000, $250,000 of the line was converted into a $250,000 installment note payable over three years which limits the line of credit availability to $250,000. A $100,000 certificate of deposit is pledged against the loan. The borrowings under the line of credit are limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bear interest at 1% over the bank's reference rate and are collateralized by all of the accounts receivable, inventory and general intangibles of the Company. As of September 30, 2000 there were no borrowings under the line of credit other than the installment note.

Net cash provided in operating activities totaled $176,504 for the nine months ended September 30, 2000. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $721,662 and repertoire development costs of $101,242 in the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company provided cash from operating activities of $476,776, and made capital expenditures for furniture, equipment and fixtures of $110,131 and repertoire development of $126,873.

The Company anticipates that additional capital expenditures for 2000 will approximate $20,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products, will be sufficient to fund its capital expenditure, product development and working capital requirements through the next 12 months. Management expects that cash in excess of current requirements will continue to be invested in investment grade interest-bearing securities.

Cautionary Statements

Safe Harbor Statement. The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe,, "estimate," "expect,", "intend," "may," "could," "will," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development, and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligation to update any forward-looking statements. The Company has a limited operating history from which investors might judge its ability to market at a profit its SmartMusic Studio products. Investors should also consider: the risks associated with integrating the Net4Music S.A. (a company with limited operating history) and Coda Music Technology operations, including sales and distribution issues and expenses, rapidly changing laws affecting the Company's business, website development expenses and development of key licensing arrangement; the potential need for additional capital; additional development work required for new products; dependence on accompaniment sales and development; competition; dependence on suppliers; and dependence on proprietary technology. Investors are advised to consult any further disclosures by the Company on this subject in its filings with the SEC. For a more complete description, see "Cautionary Statements" under Item 1 of the Company's Form 10-KSB for the year ended December 31, 1999. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  See Exhibit Index on page following Signature page

         (b)      Reports on Form 8-K:

                  (1) On August 11, 2000, the Company filed a Current Report on Form 8-K in order to file a press release announcing the execution of a Stock Purchase Agreement.

                  (2) On October 10, 2000, the Company filed a Current Report on Form 8-K relating to important events at Net4Music S.A.

                  (3) On October 17, 2000, the Company filed a Current Report on Form 8-K in order to file its press release relating to the release of Finale NotePad.

                  (4) On November 3, 2000 the Company filed a Current Report on Form 8-K related to its acquisition of Net4Music S.A.

                  (5) On November 13, 2000, the Company filed a Current Report on Form 8-K relating to a change of accountants.

    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000            NET4MUSIC INC.




                                   By: /s/ Barbara S. Remley
                                       Barbara S. Remley,
                                       Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

    27          Financial Data Schedule