Form 10KSB40
period 2000-12-31
NET4MUSIC INC
filed 2001-04-12
CIK 920707

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          Commission File No.: 0-26192

                                 NET4MUSIC INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

          MINNESOTA                                     41-1716250
-------------------------------                   ----------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

               6210 BURY DRIVE, EDEN PRAIRIE, MINNESOTA 55346-1718
               ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (952) 937-9611

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

                 Securities registered pursuant to Section 12(g)
                       of the Exchange Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $1,454,000

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 30, 2001 was approximately $17,697,899 based upon the closing price of the Registrant's Common Stock on such date.

There were 18,385,275 shares of Common Stock outstanding as of March 30, 2001.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated into Part II and portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one).  YES  [ ]   NO [X]



================================================================================

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Net4Music Inc. ("Net4Music" or the "Company") provides digital solutions to music educators, music makers and the music publishing industry. Net4Music provides the technologies, products and services to optimize the entire music maker supply chain.

         Net4Music is uniquely positioned to provide end-to-end solutions as a result of a transaction in October 2000 in which the operations of Coda Music Technology Inc. ("Coda") - a leader in music notation software, accompaniments and education software and content - were combined with the operations of Net4Music S.A. - a leader in digital music rights and rights management technologies. The combination has created an international company with a solid set of rights, technologies and content, all of which are required to significantly change the supply chain of creating, publishing, distributing, teaching, learning and performing music.

         Net4Music's goal is to help musicians make music and to establish new standards in the music industry for musicians, including music publishing, education, distribution and performance. Net4Music provides digital solutions that enhance the processes of composing, distributing, teaching, learning and playing music.

         Customers benefit both from the value of each solution and from the integration between them. Net4Music is combining music rights and technologies to create compelling online music making and music education experiences that will be as useful and instructive as they are fun and entertaining. This solution is or will be marketed under the name SmartMusic(R). SmartMusic is a Net4Music brand that means music that is smart:

         o Sheet music that is smart because you can customize it to have the key and solo instrument you want and then have it delivered electronically to your home.

         o Accompaniments that are smart because they listen to you sing or play and follow your spontaneous tempo changes.

         o Music practice tools that are smart because they make your practicing productive and fun!

         o Music lessons that are smart because they hear what you do wrong and can teach you how to do it right.

         SHEET MUSIC THAT IS SMART. In 2001, SmartMusic(R) Viewer(TM) will offer digital sheet music that makes published music readily accessible and more valuable to the customer. This is because SmartMusic Viewer sheet music is developed with Net4Music's proprietary Finale(R) music notation technology, the music publishing industry standard. Once in the Finale file format, sheet music can be archived on servers and delivered electronically to customers at home or school via new channels of distribution and delivery systems. Customers can then view and hear the music and even customize it to match their instrument, and preferred key.

         ACCOMPANIMENTS THAT ARE SMART. SmartMusic will also provide customers with accompaniment to their sheet music. SmartMusic offers Intelligent Accompaniment(R) that listens to you sing or play through a microphone and follows your spontaneous tempo changes. Intelligent Accompaniment allows you to make music your way, to express yourself and project your personality into the music. Only SmartMusic offers this patented Intelligent Accompaniment that has won the support of Wynton Marsalis, James Galway and other leading musicians who have demonstrated it at major conferences for musicians and music teachers.

         MUSIC PRACTICE TOOLS THAT ARE SMART. Intelligent Accompaniment is just one of the key features in the SmartMusic Studio, a complete music practice system. SmartMusic Studio provides a tuner, metronome and vocal warm-ups. Musicians can transpose the accompaniments, put difficult passages into practice loops and listen to how their solo line is correctly played.

         At the heart of SmartMusic Studio is a growing library of accompaniments for over 5,000 titles and 50,000 skill development exercises. These range in difficulty from beginner to hobbyist to professional and include genres such as classical, jazz, music theater, pop, rock, spiritual, patriotic and educational. The accompaniments, created by expert musicians, are great fun to play with and take advantage of the Intelligent Accompaniment technology. They provide the musical environment in which music makers can improve their skills most rapidly while having fun.

         To support its technology and in order to strengthen its position in the music market and to become a key resource, Net4Music has agreements with major publishers and distribution sites. Net4Music distributes digitized sheet music from more than 340 publishers through long-term license agreements. Net4Music's significant agreements with international publishers include:

         o EMI Music Publishing, which owns the world's largest music catalog. Through various agreements between the two companies, Net4Music has gained full access to EMI's entire catalog in order to distribute and sell online to consumers digitized sheet music engraved by Net4music for EMI. These long-term agreements are non-exclusive. This agreement gives Net4Music access to a catalog of more than one million titles for online sales.

         o Schott, which is based in Germany, is one of the world's largest publishers of classical music. Under this non-exclusive agreement, Net4Music will engrave and distribute digitized sheet music from Schott's best catalog, strengthening Net4Music's leadership in the arena of online distribution of classical sheet music.

         o Zomba is an independent music publishing company whose extensive catalog includes some of the leading artists and writers in the U.S. popular music scene today. This non-exclusive agreement gives Net4Music access to this repertoire and also an extensive list of Gospel/Christian music all of which will be engraved in Finale.

         o Boosey & Hawkes is a leading publisher of classical and educational music, with a unique status in the publishing of contemporary classical works. Under the terms of this non-exclusive agreement, Net4Music will digitize and engrave a number of works from Boosey & Hawkes' catalog in Finale, and distribute online. Other projects include working together to create new and existing educational works for use within the SmartMusic Studio environment.

         Music licensing rights provide publishers with $6.5 billion in revenues. This industry is dominated by five major publishers, 40 large publishers and another 2,000 or more small publishers. The sale of print music to music makers accounts for $1 billion and is recognized as an underserved market. Publishers serve over 150 million active music makers worldwide. In the U.S. alone, there are 1,750 colleges graduating new music educators for the 115,000 K-12 schools with music programs.

PRODUCTS

         SMARTMUSIC STUDIO. The SmartMusic Studio (formerly Vivace) technology is currently offered in a CD-ROM format, with optional hardware accessories available to enable the technology to work on slower computers. It will be available in a subscription format in 2001 where all accompaniments will be available for the price of a monthly subscription. The prototype technology upon which the SmartMusic Studio system is based was patented by Carnegie Mellon University and licensed to Net4Music. Net4Music then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product.

         The Intelligent Accompaniment software allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation and adjust the degree to which the accompaniment follows the musician. In addition, the musician can control tempo, transpose the music into any key, play with or without repeats and designate sections of the music to cut. With a feature called "Remember Tempos," the system can adjust the accompaniment to handle even the most extreme interpretation of a passage where there is little input, or few notes, from the musician. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These "variables" can be saved with the music, creating a personally customized version of the accompaniment.

         Our Intelligent Accompaniment technology is available for 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas; in 1996, it also became available for vocal applications.

         SMARTMUSIC ACCOMPANIMENTS. The sale of a single SmartMusic Studio system has the ability to generate multiple and ongoing sales of repertoire as musicians build their own library of accompaniments. These accompaniments will also be available digitally both for sale and for rent in a subscription program. The current accompaniment delivery system consists of a computer floppy disk. The accompaniment computer floppy disk will only work with our SmartMusic Studio system and has been specially designed by us to protect against illegal duplication. A typical accompaniment computer floppy disk retails for $24.95 and usually contains more than one musical accompaniment. The digital delivery system is planned for introduction in the fall of 2001.

         Net4Music has entered into license agreements with top music publishers. These license agreements allow us to produce synthesized versions of musical arrangements for use with the SmartMusic Studio system. Net4Music has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products which respond in real-time to the musician.

         Net4Music has created over 5,000 individual classical and jazz accompaniments contained on approximately 500 computer floppy disks for its SmartMusic Intelligent Accompaniment product as well as accompaniments for the Belwin 21st Century Elementary Band Methods I, II and III. Net4Music made its accompaniment selection based on a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold at retail in the United States. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. Net4Music intends to use its relationships with key publishers and other sources to select the most popular titles for development as accompaniments for SmartMusic Studio products. Further, we plan to expand our library of accompaniments to cover a broad spectrum of music genres, instruments and skill levels as well as international preferences for music performance.

         FINALE NOTATION FAMILY. Net4Music is a market leader in music notation software with its Finale family of products for use with Macintosh(R) and Windows(R) PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI (musical instruments digital interference) equipped electronic music keyboard or other MIDI equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

         The Finale product is generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software products retail for $545. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its "hyperscribe" feature. Hyperscribe(TM) allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

         Net4Music also produces an Academic/Theological Edition of the Finale product that is sold exclusively to schools, schoolteachers, college students and churches at a suggested retail price of $275. This edition has also been a key source of revenue and registered user base growth for us and it represents a market that is continually being replenished with new student users.

         Product manuals are currently available in German, French, Italian, Dutch and Japanese. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of Finale products, represented 21.5% of Net4Music sales in 2000.

         Finale Allegro(R) product, a value version of the powerful Finale music notation software product was introduced in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. We released Allegro 98 in 1998, the first update since the product was first developed. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create "lead sheets" for other musicians, and is therefore known as, "The MIDI User's choice for music notation." The Allegro 2000 upgrade was introduced in February 2000 and is capable of exchanging files with both Finale 2000 and PrintMusic! 2000.

         We introduced the Finale PrintMusic!(TM) product for Windows in April 1999, an entry-level powerful music notation software product. The PrintMusic! music notation software product retails for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. The PrintMusic! product allows us to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. Upgraded to Finale PrintMusic! 2000 in November 1999, as a platform hybrid for Macintosh and Windows, this product is targeted to a broader audience in the education and general consumer marketplace.

         In November 2000 Net4Music introduced Finale Notepad, a downloadable freeware introduction to the Finale Notation family. To date, 80,000 Notepad files have been downloaded.

         INTONATION TRAINER. Net4Music introduced Intonation Trainer in February 2000 at a retail price of $149.95. Intonation Trainer is an easy, yet powerful program that actually teaches woodwind and brass students how to play in tune by listening for and eliminating intonation beats within intervals and chords.

         WWW.NET4MUSIC.COM. We launched our comprehensive and fully operational website on December 1, 1999. The site offers customer interaction in 5 languages (French, English, Spanish, German and Italian) and 22 currencies, editorial content and a musician's directory.

         WWW.CODAMUSIC.COM. The Coda Music website promotes products and e-commerce with mail-order fulfillment for upgrades and SmartMusic accessories and also downloads of Finale Notepad.

         WWW.PARTITOR.COM. This site is an independent and complementary website focused on mail order distribution, which has been fully operational since its inception in 1998 and has been integrated with Net4Music after the acquisition of Net4Music's European competitor, Informusique, in October 1999.

         DIGITAL COPYRIGHT PROTECTION SYSTEM. A proprietary technology developed to create a Digital Right Management ("DRM") system capable of enhancing copyright protection. With respect to the DRM, Net4Music has two pending patent applications with the INPI and the U.S. Patent and Trademark Office relating to the "System and process for the digital musical files publishing" and the "Process for the remote publishing of musical scores".

         LARGE DATABASE OF DIGITIZED SHEET MUSIC. Net4Music's database is one of the world's largest with respect to digitized sheet music, including music from all genres. The music industry knowledge of the Net4Music team ensure the quality of both the sheet music and the selection of titles.

         THE GUTENBERG SERVICE. This service is a standardized process based on detailed proprietary specifications for automated input to Net4Music's large database of digital sheet music, including the Net4Music engraving facility with a staff of 70 in Madagascar.

         MEMBERSHIP. Each customer benefits from a membership, which enables him or her to monitor in a web-enabled manner his or her personal data, his or her public information entered in the directory, his or her wallet, and his or her purchase and self-publication history.

         TECHNOLOGY INFRASTRUCTURE. The Net4Music website uses middle-range industry standard Sun machines under the Solaris operating system. For middleware, its systems use the Oracle Application Server to communicate and ensure infrastructure scalability. Net4Music can relatively easily add new machines as traffic increases, or as it adds new functionalities. The systems in place use less than 10% of existing capacity with 10,000 visits a day and 50 concurrent users. Net4Music data are stored exclusively in Oracle 8i databases, which is one of the latest versions of Oracle formal (PDF). Net4Music's DRM system has been written in the well known C++ language. All these technological choices place Net4Music at an advantage in a highly time-sensitive market because Net4Music will not have to redesign its architecture or switch to more powerful platforms to handle a large growth of traffic and download.

         The Coda website uses Compaq Proliant Servers with Windows 2000 as an operating system. It utilizes IIS 5.0 and Microsofts's Site Server 3.0 Commerce Edition and data is stored in MS SQL 7.0 database. These technologies are scalable and allow for increased traffic and download requests.

         SECURE WEBSITE. Net4Music's website is hosted by UUNet, one of the global market leaders of web-hosting and connectivity, which puts Net4Music directly on the largest Internet Backbone and provides total bandwidth scalability. Net4Music system administrators use an external real time supervision system that sends SMS messages in the event of any failure of Net4Music's front office systems. All disks use fault tolerant RAID 5 technology and daily back-ups are operated with tape and CD-ROMs kept in multiple locations.

         THE PRODUCT STORE. Through the product store, musicians can search products by key words, instruments, music genres, composers or artists and publishers. A sample of each product can be previewed before purchase. For such purposes, Net4Music has built an infrastructure which should enable it to service a substantial growth of its site activities adequately and to ensure the best available copyright protection for the musicians and publishers. The site replies rapidly to questions and searchers.

         THE DIRECTORY. Net4Music has implemented a directory for musicians on its website. In its directory, users can identify and promote themselves (teachers, independent publishers, music school, DJs, stores, etc.) through a web page that can be located through a search engine. They can link this page to their own site or to their sheet music on Net4Music's website. They can also earn discounts related to the group to which they belong to: retailer, teacher, etc.

         THE ELECTRONIC WALLET. In addition to the CyberMut technology, the site features proprietary secured micro-payment using most usual credit cards and an "electronic wallet". This wallet can be loaded using credit cards, bank checks or purchase orders and cash payments. Purchasing can be done in such a way that volume discounts are automatically granted for the purchase of multiple copies of the same score (e.g., for student groups). Payments must be made prior to downloading and printing.

MARKETING, SALES AND DISTRIBUTION

         SmartMusic Studio products are currently being sold through domestic and international distributors. Distributors service the music instrument retailers, college bookstore and educational software markets. Net4Music is also selling SmartMusic Studio products directly on the Internet and through its customer service department. Finale products are sold through distributors, music instrument retailers, mail order software retailers, and computer dealers. Finale upgrades were sold on the Internet for the first time in 1999.

         Net4Music believes it can significantly build on its Finale, Finale Allegro and PrintMusic! software business by continuously expanding the installed base of users and regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last six years.

         Digital sheet music products are marketed on our site and through distributor partners.

         A key marketing strategy of Net4Music is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music makers community while sharing in the revenues from SmartMusic sheet music sales and the recurring SmartMusic Studio subscription fees. Offering SmartMusic is extremely easy for a partner site since Net4Music projects SmartMusic onto their site from Net4Music servers and handles all transactions including back office functions.

         Net4Music currently sells its products in over 125 countries around the world. The products are distributed over our three Internet sites
(www.net4music.com, www.partitor.com, and www.codamusic.com) and by leading music software distributors in each of the international markets that are responsible for sales, marketing and technical support.

PRODUCT DEVELOPMENT

         Net4Music intends to continue to expand its current product offerings by developing products for new applications and markets.

         WEBSITE. In 1999 Net4Music started focusing on the Internet. Website development expense consists primarily of expenses required to design and development of the Net4Music website and underlying technology infrastructure. These expenses mainly include payments to third party service vendors and personnel costs.

         CONTENT. Content development consists primarily of payroll and payments to a third party for the engraving of digital sheet music. In 2000 the payroll and payments to third parties for the development of repertoire for SmartMusic accompaniments were added to content development.

         In general, Net4Music plans to continue developing the SmartMusic Subscription model for distribution on its Internet and other Internet web sites. We will also continue adding to the existing sheet music and SmartMusic accompaniment catalogs, creating additional digital sheet music and accompaniments. Sheet music development has limited risk and short development cycles that typically range from 1 week to 3 months depending on approvals required from licensing publishers. SmartMusic Accompaniment development has limited risk and short development cycles that typically range from one to four months. We have established an expertise in both the development of sheet music and accompaniments. For sheet music, Net4Music has standardized the process based on detailed proprietary specifications for automated input to Net4Music's large database of digital sheet music including the Net4Music engraving facility with a staff of 60 in Madagascar. For accompaniment development, we have created procedures to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer, which must continually invent new games, we need only look to the most popular titles in the large and growing supply of musical compositions to develop additional SmartMusic accompaniments.

         FINALE. Product development costs, or its related sales, are not included in Net4Music's financial results prior to the transaction on October 19, 2000. However, prior to that date Coda, to maintain its leadership position in the music notation marketplace, over the past six years has focused its continuous improvement efforts on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release, but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $149.95.

         In 2001, we are adapting our Finale products to allow online viewing, customizing and transmission of musical scores via SmartMusic Viewer. Electronic music transmission would be used by music publishers or distributors to electronically transmit scores in Finale file format to customers who would be able to view the music, customize it, then purchase and print the score. We have a beta version of such product. We believe the cost of developing a commercially viable product is within our product development budget.

         FINALE ALLEGRO AND PRINTMUSIC! In 2000, Net4Music released upgrades for both Finale Allegro and Finale PrintMusic!, both which are based on Finale. In late 1999,

Net4Music released Finale Notepad, a free introductory version of the Finale Family Notation Products.

         INTONATION TRAINER. In early 2000, Net4Music released Intonation Trainer, a product designed to help school band directors teach their students to play better in tune. We intend to continue developing music education products with our proprietary music technologies.

COMPETITION

         Net4Music currently competes with a few other specialized online sheet music publication companies. With respect to the market for online sheet music distribution, competition comes from a limited number of music websites and traditional distributors, which currently partner with retailers or publishers.

         With respect to the market for the preparation, enhancement and secure distribution of digital sheet music, companies that are currently in similar or potentially competing business are United States companies including:

         o Sunhawk. Quoted on The Nasdaq Stock Market, Sunhawk has positioned itself as a provider of a digital rights management system that allows Internet users to download copyrighted material such as film, music, photographic images, and software for which the owners charge a fee. This technology relies on the "Solero" viewer provided by Sunhawk, and the associated proprietary format. Sunhawk has recently announced the intention to exit the digital sheet music market.

         o Sheet Music Direct. The website is affiliated with sheet music distributors Hal Leonard Publishing Corporation and Music Sales Corporation. Sheet Music Direct has developed an Internet-based, purchase-on-demand delivery system for digital sheet music with a strong emphasis on popular music. Both companies have adopted Sibelius' Scorch technology for distribution of their digital sheet music. Sibelius is a UK based music notation software company with offices in the United States.

         o Music Notes. This is a digital sheet music store and sheet music mail order company based in Wisconsin. The website launched in 1999. Digital rights include Warner Bros Publications and Mel Bay Publications.

         The market for sheet music publication is dominated by three major companies (Hal Leonard, Music Sales, Warner Bros Publications, a Warner Music Group affiliate). In addition, mid-sized publishers often have in-house publication services. These companies sell to wholesalers, which in turn supply retailers. Some of them have initiated online sheet music distribution. However, the proposed solutions are based mostly on mail-order. Today, approximately 100 websites offer sheet music in hard copy sold by mail order. They range in titles offered from less than 20,000 to over 200,000.

         Net4Music believes that it has established a variety of competitive advantages, which will discourage others from competing effectively in the business of online sales and distribution of digital sheet music over the Internet. These advantages include: technologies for encrypting and managing the rights to digital content under a standard format developed by Net4Music; a digital production process designed to create what could become the largest digital sheet music catalog available; a method of digital distribution which has been adopted by major international publishers (Net4Music has developed a plug-in that enables a fast and secure download); a fully operational, multi-lingual and multi-currency website; and a community of musicians through its website's directory and editorial content features.

         Net4Music knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician with the exception of In Concert(TM) by Cakewalk, which is an interactive product for MIDI keyboards. Net4Music expects that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic Studio product in that they do not automatically adjust in real-time to the musician's changes in tempo. Net4Music believes its SmartMusic system is unique because this product listens to wind instruments and voice. In addition, Net4Music sells accompaniments, while competitors sell only the applications. However, there can be no assurance that competitors will not enter the market.

         The notation market is highly competitive and continues to have established competitors such as Cakewalk and G-Vox. Further, new products are continually being announced and introduced by companies such as NoteHeads Musical Expert Systems and Sibelius Software LTD in 1999.

         Principal competitive factors in marketing Net4Music's SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. We believe we compete effectively in these areas.

PATENTS

         Net4Music has licensed, on a worldwide basis for the life of the patent, from Carnegie Mellon University ("CMU") the use of the U.S. patent which covers the automated accompaniment that listens to and follows tempo changes from a live performance. Net4Music has further developed this technology and patented additional features. Net4Music has obtained five patents, in addition to the CMU patent, that protect improvements to the user control of the software, certain aspects of the repertoire file which enhance the following capabilities of the software, enhancements to the following algorithm, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features developed by Net4Music and the ability of Net4Music to develop an extensive library of repertoire over the next several years, Net4Music does not believe that it will be materially adversely affected by the expiration of the CMU patent in 2005.

         Net4Music's Finale product is covered by three separate patents, which protect the data structure, the ability to enter music into the product by tapping tempo with a pedal device or computer keyboard, and the method of automatically assigning guitar fingerboards to a notated chord. These patents are licensed from Wenger Corporation on a royalty-free, exclusive, worldwide basis for the life of the patents.

         Net4Music SA has also filed in France with worldwide extension applications for two patents directly linked with its Internet distribution activities. The first patent application is for a process that provides for the instantaneous availability of musical scores in all locations, with the possibility of personalizing the published score while the second patent application concerns an interactive system based on a network which permits three categories of people (arrangers, authors and music players) to collaborate and to create together a musical work.

TRADEMARKS

         Net4Music owns the registered trademarks in the United States for Net4Music(TM), Finale(R), Finale Allegro(R), The Art of Music Notation(R), Vivace(R), Intelligent Accompaniment(R), Intelligent Accompanist(R) and Personal Accompanist(R). In addition, the names Net4Music and Finale have been protected in some foreign countries. Net4Music has applied for trademark registration in the U.S. for the name Plug4Music(TM), Practice Studio(TM), SmartMusic(TM), SmartMusic Studio(TM), SmartMusic Accompaniments(TM), Hyperscribe(TM), Finale PrintMusic!(TM) and Intonation Trainer(TM). In addition, this report contains references to trademarks owned by third parties.

MANUFACTURING

         Printing of user manuals and packaging and manufacture of related materials are performed to our specifications by outside subcontractors. Currently, BBI Computer Systems, Inc. ("BBI") provides key-disk protection for accompaniment products. While BBI is not the only seller of copy disk protection, Net4Music has a significant investment in incorporating their protection mechanism into the accompaniment product inventory. No other products are vendor specific. Net4Music currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying the accompaniment floppy disks and other product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages.

EMPLOYEES

         As of December 31, 2000, Net4Music employed 205 full-time employees. Of these, 76 resided in Europe, 69 in the United States and 60 in Madagascar. Those based in Europe and the U.S. included the following positions: 16 in management positions, 17 in website development, 14 in product development area, 29 in content development and engraving activities, 17 in product testing and end-user support, 29 in sales & marketing, and 23 in general and administrative. The employees in Madagascar are engaged in producing sheet music. As of March 14, 2001, Net4Music announced the layoff of 28 employees (19 in France and 9 in U.S.) relating to the elimination of duplicate staff and the realignment of required content development levels. The announced decreases will be completed over the next five months. Net4Music believes that its relations with its employees are good. None of our employees are covered by a collective bargaining agreement. In addition, Net4Music relies on independent contractors to develop its repertoire. We have had no difficulty contracting with these individuals and believe that our relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

LEGAL PROCEEDINGS

         Net4Music is not a party to any litigation and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Net4Music's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Net4Music undertakes no obligations to update any forward-looking statements. Net4Music wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect Net4Music's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Net4Music. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

         WE MAY NEED ADDITIONAL CAPITAL. Net4Music believes that it has capital, or access to capital, sufficient to meet its needs through the first quarter of 2002. Additional capital may be needed sooner if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available on terms favorable to us or at all.

         WE ARE DEPENDENT UPON OUR NEW PRODUCT DEVELOPMENT EFFORTS. Additional development work is required to increase the breadth of our Internet business and our repertoire for SmartMusic Studio products. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

         WE ARE DEPENDENT UPON OUR INTERNET BUSINESS AND ACCOMPANIMENT SALES. The market penetration of the Net4Music solutions are closely linked to intensive use of the Internet. As a result, our success depends on continued growth in Internet use. A number of uncertainties related to the Internet exist.. If the Internet develops more slowly than projected, our sales, operating results and financial condition could be adversely affected. Our future success is also dependent on its ability to obtain significant ongoing accompaniment sales.

         WE ARE DEPENDENT UPON A LIMITED NUMBER OF PUBLISHERS. The world market for sheet music is highly concentrated among a limited number of publishers. Our contracts with several major publishers are not all exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. Net4Music has also entered into license agreements with leading music publishers that provide access to certain musical titles for accompaniment development. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly the limit ability to market Internet products and services and SmartMusic products.

         CERTAIN OF OUR PRODUCTS HAVE LIMITED AND FLUCTUATING SALES. Net4Music has only recently begun sales of sheet music on the Internet and SmartMusic Studio products have achieved only limited sales since their introduction. There can be no assurance that Internet or SmartMusic Studio product sales will achieve significantly higher levels. Further, Internet sales have fluctuated as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades.

         THE RATE OF CONVERSION OF VISITS TO OUR WEBSITE INTO ORDERS FOR SHEET MUSIC OR MIDI FILES REMAINS LOW AND THE DIFFERENCE BETWEEN THE TWO GROWTH CURVES CONTINUES TO INCREASE. The average number of daily visits to our website is at present approximately 8,000 resulting in approximately 80 orders for goods. The number of visits to our web site has increased by 800% over the last five months, whereas the number of orders for goods has increased by only 600% over the same period. Should this trend be confirmed in the medium term, sales forecasts will need to be reduced and an adjustment made to the estimated gross sales.

         WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND EXPECT SUCH LOSSES TO CONTINUE. Net4Music expects operating losses to continue for the foreseeable future, which losses will include non-cash expenses due to the amortization of goodwill and other intangible assets to be recorded as a result of the transaction with Net4Music S.A.

         WE FACE INTENSE COMPETITION. Competition in the digital sheet music distribution is strong and may increase, particularly if the few major traditional music distributors and publishers decide to become Internet providers of digital sheet music. While competition for the SmartMusic Studio products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Some of the companies with which we compete and may compete in the future, have significantly greater financial and other resources than our resources. In addition, increasing competition in the music software market could cause prices to fall, which could adversely affect our business, operating results and financial condition.

         RAPID TECHNOLOGICAL CHANGES AND OBSOLESCENCE MAY ADVERSELY AFFECT OUR BUSINESS. We operate in an industry greatly affected by technological changes. For example, many of the PDFs (portable document files) in our database may not be usable without modification should an incompatible international format be adopted. Further, we could face market share losses depending on the growth of the use of alternative technologies hat transcribe MIDI files into sheet music. Finally, the proprietary technology we license for use in securing transactions (secure music distribution engine) with end users will be effective for only a limited period by reason of technological change. Net4Music must, therefore, devote new resources to improve or modify the system, which is a critical aspect of our ability to establish and maintain relationships with music publishers.

         THE LAWS AND REGULATIONS THAT GOVERN OUR BUSINESS CHANGE RAPIDLY. Governments have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business: privacy; encryption; content regulation; and sales and use taxes. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business, but they may subject us to liabilities or force us to change the way we do business.

         WE ARE DEPENDENT UPON CERTAIN KEY PERSONNEL. Net4Music is highly dependent on a limited number of key management, including Sean Lafleur and John Paulson, and technical personnel, including software programmers who are in limited supply in the current labor market. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.

         WE ARE DEPENDENT UPON PROPRIETARY TECHNOLOGY AND CANNOT ASSURE PROTECTION OF SUCH TECHNOLOGY. There can be no assurance that our proprietary technology will provide us with significant competitive advantages, that other companies will not develop substantially equivalent technology or that we will be able to protect our technologies. Net4Music could incur substantial costs in seeking enforcement of its patents or in defending itself against patent infringement claims by others. Further, there can be no assurance that we will be able to obtain or maintain patent protection in the markets in which we intend to offer products.

         INTERNATIONAL DEVELOPMENT PLANS ARE SUBJECT TO NUMEROUS RISKS. There can be no guarantee that our international expansion efforts will be successful or that we will be able to offset the cost of the resources allocated to such efforts. Moreover, Net4Music could be faced with the risks inherent in any international development, such as unpredictable changes in export restrictions, barriers and customs rates; currency risks; the difficulty of managing foreign operations; the differences in technological standards, payment terms and labor laws and practices among countries; collection problems; political instabilities; seasonal reductions in business, and unforeseen taxes. Such risk factors could harm our international operations and, therefore, our business, operating results and financial condition.

         THE MARKET PRICE OF OUR STOCK MAY EXPERIENCE VOLATILITY. We cannot speculate as to the future market price of our Common Stock. Our Common Stock has experienced, and may continue to experience, substantial price volatility due to a number of factors, including fluctuations in operating results; changes in recommendations by stock market analysts regarding us or our competitors; developments in the industry; and general market conditions that may be unrelated to our performance.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Paris location leases approximately 2,615 square feet of office space at 24, Rue du President Wilson, 92300 Levallois-Perret, France, for current annual net rent of approximately $56,000. This lease expires in June 2002. The Lyon location leases approximately 8,300 square feet of office space at 20 c Boulevard Eugene Deruelle, 69432 Lyon Cedex 03, France, for current annual net rent of approximately $86,000. This lease expires in November 2002. The New York location leases approximately 2,500 square feet of office space at 130 William Street, Suite 503, New York, NY 10038, for current annual net rent of approximately $62,000. This lease expires in October 2004. New York operations are being discontinued April, 2001 and the Company plans to sublease the location. The Minnesota location leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $120,000. This lease expires in March 2002.

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


                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the fiscal year ended December 31, 2000, the Company issued the following securities that were not registered under the Securities Act of 1933 (the "Act").

PRE-ACQUISITION

         Effective March 24, 2000, Coda issued 5,257 shares of Common Stock to an accredited investor upon the cashless exercise of a Warrant to purchase 9,616 shares at an exercise price of $2.00 per share. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Act.

         Effective May 18, 2000, Coda issued 9,616 shares of Common Stock to an accredited investor upon the exercise of a Warrant to purchase the shares at an exercise price of $2.00 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

         Effective June 9, 2000, Coda issued 38,462 shares of Common Stock to an accredited investor upon the exercise of a Warrant to purchase the shares at an exercise price of $2.00 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

         Effective October 10, 2000, Coda issued 60 shares of Common Stock to an accredited investor upon the exercise of a Warrant to purchase the shares at an exercise price of $2.00 per share. The shares were issuance in reliance on the exemption from registration provided by Section 4(2) of the Act.

POST-ACQUISITION

         In November 2000, Net4Music Inc. issued an aggregate of 181,828 shares of Common Stock to 12 accredited investors upon the cashless exercise of warrants to purchase an aggregate of 460,659 shares of Common Stock at exercise prices ranging from $1.729 to $2.00. The shares were issued in reliance on the exemption provided by Section 3(a)(9) of the Act.

         In November 2000, Net4Music Inc. issued an aggregate of 358,253 shares of Common Stock to 15 accredited investors upon the exercise of Warrants to purchase the shares at exercise prices ranging from $1.729 to $1.745. The shares were issuance in reliance on the exemption from registration provided by Section 4(2) of the Act.

         The Company's Common Stock traded on the The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol COMT until October 19, 2000. As of October 19, 2000, merger it trades under the symbol NMUS.

                                                       2000                     1999
                                                 -------------------------------------------
                                                 High        Low          High        Low
--------------------------------------------------------------------------------------------
                             First Quarter       $5.41       $2.50        $2.13       $1.31
                      ----------------------------------------------------------------------
          Common            Second Quarter       $4.25       $3.38         2.50        1.19
                      ----------------------------------------------------------------------
           Stock             Third Quarter       $4.17       $3.50         6.00        2.41
                      ----------------------------------------------------------------------
                            Fourth Quarter       $3.50       $2.25         3.88        2.19
--------------------------------------------------------------------------------------------

         As of December 31, 2000, there were approximately 200 shareholders of record of the Company's Common Stock. In addition, the Company estimates that an additional 1,500 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for us in its operations and does not anticipate paying cash dividends in the foreseeable future. The Company's bank line of credit prohibits the payment of dividends without prior approval of the lender.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company provides digital solutions to music educators, music makers and the music publishing industry. These solutions include the sale of digital sheet music, music notation software for music composition and software that provides music accompaniment to make practicing and performing more fun.

         Under Generally Accepted Accounting Principles ("GAAP"), the Net4Music S.A. and Coda merger completed on October 19, 2000 was deemed to be a reverse acquisition of Coda by Net4Music S.A. (See Notes 2 and 3 to the Financial Statements). According to GAAP, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. Therefore, the following discussions include the results of Coda only for the period subsequent to October 19, 2000.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         NET REVENUE. Net revenues for the year ended December 31, 2000 were $1,454,000 as compared to $299,000 for the year ended December 31, 1999. Net revenue consists of software sales of $1,286,000 and the remainder consists primarily of website sales and engraving services. Effective October 19, 2000 Net4Music S.A. and Coda Music Technology, Inc. entered in to a reverse merger (See Note 3 to the financial statements) and as a result Coda Music Technology, Inc. software sales are included effective October 20, 2000. Software sales are sales of Coda products Finale, Finale Allegro, PrintMusic!, SmartMusic Studio, SmartMusic Studio Applications and Intonation Trainer since the date of the reverse acquisition. Sales for 1999 are solely those of Net4Music S.A. and compare to Net4Music S.A. sales of $168,000 in 2000.

         Until early 2000, Net4Music generated most of its revenue from the rental of interactive kiosks and the sale of prepaid cards. In 1999, Net4Music decided to stop this activity; the last card for use at the kiosks was sold in 4th quarter, 2000. Currently, Net4Music is developing its Internet business. Net4Music started to generate revenue from Internet operations in 2000. Website sales revenue includes the sale of digital sheet music and MIDI files through the Net4Music website and the sale of music books through the Partitor website. Net4Music recognizes the gross amount of product sales and shipping revenues when the product is delivered. Net4Music is currently focusing on growing its Internet operations and anticipates a growing trend for its online product sales.

         GROSS PROFIT (LOSS). Gross profit was $1,258,000 for the year ended December 31, 2000 as compared to a negative gross profit of $(279,000) for the year ended December 31, 1999. This reflects the Company's addition of Coda software sales after the date of the reverse acquisition as described above and increased Internet emphasis. Cost of sales for software sales include product costs and royalties paid to publishers. Costs of sales related to online product sales includes royalties paid to publishers, credit card fees and handling and shipping for hard copies sold through the Partitor website. The negative gross profit in 1999 relate primarily to kiosks, which were being phased out in 1999. Cost of sales for kiosks consisted primarily of the royalties paid to publishers and the cost of prepaid cards

         WEBSITE DEVELOPMENT. Website development expenses were $1,106,000 for the year ended December 31, 2000 in comparison to $386,000 for the year ended December 31, 1999. This reflects the change of direction for Net4Music in 1999 when it decided to start focusing on the Internet. Website development expense continues to consist primarily of expenses required to improve the design and develop additional features for the Net4Music website and other underlying technology infrastructure. These expenses mainly include payments to third party service vendors and personnel costs.

         CONTENT AND PRODUCT DEVELOPMENT. Content and product development expenses totaled $1,263,000 for the year ended December 31, 2000 in comparison to $310,000 for the year ended December 31, 1999. Development costs increased due to the personnel costs for software development at Coda incurred after the completion of the reverse acquisition completed on October 19, 2000 (See Note 3 of the financial statements). Content development expenses also include personnel costs and payments to a third party for the engraving of digital sheet music, which increased in level from 1999 to 2000.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $6,165,000 for the year ended December 31, 2000 in comparison to $1,173,000 for the year ended December 31, 1999. Of the increase, 15% is from sales and marketing expenses relating to the Coda software business after the October 19, 2000 reverse acquisition (See Note 3 of the financial statements). The remainder of the increase reflects Net4Music's strong commitment to promote its Net4Music website, which was launched in December 1999. Total selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4,583,000 for the year ended December 31, 2000 in comparison to $2,366,000 for the year ended December 31, 1999. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities and other general corporate expenses. Increased expenses relate to the addition of facilities as a result of the reverse merger effective October 19, 2000, costs of being a global public company, amortization of goodwill and depreciation of the write up in assets as a result of the reverse merger (See
Note 3 of the financial statements).

         INTEREST INCOME AND EXPENSE. Net interest income was $241,000 for the year ended December 31, 2000 in comparison to a net $108,000 expense for the year ended December 31, 1999. The increase relates to additional funding obtained as a result of a private placement completed in May 2000. Interest income consists of earnings on cash and cash equivalents.

         MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY. This represents the portion of the loss that relates to Net4Music S.A. shares that were not acquired. (See Note 3 of the financial statements).

         FOREIGN EXCHANGE LOSS. Net4Music recognized a foreign exchange loss of approximately $55,000 and $1,000 for the years ended December 31, 2000 and December 31, 1999, respectively, due to its international operations.

         INCOME TAX. Due to operating losses Net4Music recorded only a $1,000 and $7,000 minimum tax for the years ended December 31, 2000 and 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $9,981,000 for the year ended December 31, 2000. Net cash used in operating activities for this period primarily consisted of operating losses and increases in other current assets.

         Net cash used in investing activities was $1,036,000 for the year ended December 31, 2000. Net cash used in investing activities for this period consisted of capitalized costs related to the reverse acquisition of Coda Music Technology, purchases of property and equipment and intangibles, and the net purchase of short-term investments.

         Cash provided by financing activities during the year ended December 31, 2000 totaled $16,477,000, primarily as a result of funds raised through private sales of securities by Net4Music, S.A. in May 2000.

         Net4Music anticipates additional capital expenditures in connection with its expected growth in operations and infrastructure. Net4Music will need to continue to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development. On March 14, 2001 the Company announced a plan to streamline its operations and reduce operating expenses. U.S. marketing and accounting support operations are being consolidated into the Minneapolis office and the New York office will be closed effective April 30, 2001. Workforce reductions in other offices and other expense reductions are also planned. Workforce reductions are expected to result in a restructuring charge of $285,000 in the first quarter of 2001.

         As of December 31, 2000, Net4Music had in cash and short-term investments of $10.0 million and a VAT receivable of $1.0 million. Net4Music currently anticipates that its available cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.


ITEM 7.  FINANCIAL STATEMENTS

                         Report of Independent Auditors



The Board of Directors and Shareholders
Net4Music Inc.

We have audited the accompanying consolidated balance sheets of Net4Music Inc. and subsidiaries, as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Net4Music Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 16, 2001

                                 Net4Music Inc.

                           Consolidated Balance Sheets
              (In thousands of U.S. dollars, except per share data)

                                                                                   DECEMBER 31
                                                                              -----------------------
                                                                               2000             1999
                                                                              -------          ------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 9,090          $4,106
   Short-term investments                                                         917               -
   Accounts receivable (net of allowance of $118 and $279 as of
     December 31, 2000 and 1999, respectively)                                    580              52
   Inventories                                                                    312               -
   Prepaid expenses                                                               452             165
   Other current assets                                                           965             499
                                                                              -------          ------
Total current assets                                                           12,316           4,822

Property and equipment, net                                                     1,710             567
Intangible assets, net                                                         27,315             433

Other non-current assets                                                          129              18





                                                                              -------          ------
Total assets                                                                  $41,470          $5,840
                                                                              =======          ======

                                                                                    DECEMBER 31
                                                                              -----------------------
                                                                               2000             1999
                                                                              -------          ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 1,427          $  836
   Reserve for product returns                                                    169              --
   Accrued expenses and other current liabilities                               1,781             539
   Deferred revenue                                                                42              --
   Current portion of long-term debt                                              230             132
   Current portion of capital lease obligations                                   572             339
   Advances received from shareholders                                             --               1
                                                                              -------          ------
Total current liabilities                                                       4,221           1,847

Commitments and contingencies

Long-term debt, net of current portion                                            501             426
Capital lease obligations, net of current portion                                 208             568
Minority interest in consolidated subsidiary                                    1,884              --

Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 65,000,000 and 30,000,000 in 2000 and 1999, respectively
     Issued and outstanding shares - 18,384,275 in 2000                           184              --
   Common stock:
     Ordinary shares, FRF 1 ($0.15) par value in 1999:
       Issued and outstanding shares - 4,711,044 in 1999                           --           1,077
     Class A shares, FRF 1 ($0.15) par value in 1999:
       Issued and outstanding shares - 2,730,000 in 1999                           --             540
   Additional paid-in capital                                                  50,543           8,191
   Accumulated deficit                                                        (15,236)         (6,825)
   Accumulated other comprehensive income                                          83              65
   Deferred compensation                                                         (918)            (49)
                                                                              -------          ------
Total shareholders' equity                                                     34,656           2,999
                                                                              -------          ------
Total liabilities and shareholders' equity                                    $41,470          $5,840
                                                                              =======          ======


See accompanying notes.

                                 Net4Music Inc.

                      Consolidated Statements of Operations
              (In thousands of U.S. dollars, except per share data)

                                                                             YEAR ENDED DECEMBER 31
                                                                          ---------------------------
                                                                              2000              1999
                                                                          -----------      ----------
Net revenues                                                              $     1,454      $      299
Cost of sales                                                                     196             578
                                                                          -----------      ----------
Gross profit (loss)                                                             1,258            (279)

OPERATING EXPENSES
Website development expenses                                                    1,106             386
Content and product development expenses                                        1,263             310
Selling and marketing expenses                                                  6,165           1,173
General and administrative expenses                                             4,583           2,366
Restructuring charges                                                              --           1,201
                                                                          -----------      ----------
                                                                              (13,117)         (5,436)
                                                                          -----------      ----------
Loss from operations                                                          (11,859)         (5,715)

Interest expense                                                                  (83)           (154)
Interest income                                                                   372              46
Minority interest in net loss of consolidated subsidiary                          515              --
Foreign exchange loss                                                             (55)             (1)
                                                                          -----------      ----------
Loss before income tax                                                        (11,110)         (5,824)

Income tax                                                                         (1)             (7)
                                                                          -----------      ----------
Net loss                                                                  $   (11,111)     $   (5,831)
                                                                          ===========      ==========

Basic and diluted loss per common share                                   $     (0.94)     $    (1.47)
Weighted average common shares outstanding                                 11,802,120       3,966,196



See accompanying notes.

                                 Net4Music Inc.

                 Consolidated Statement of Shareholders' Equity
                (In thousands of U.S. dollars, except share data)

                                   COMMON STOCK
                               ---------------------   ADDITIONAL                                 OTHER       SHAREHOLDERS'
                                 TOTAL                  PAID-IN    ACCUMULATED     DEFERRED    COMPREHENSIVE     EQUITY
                                 SHARES      AMOUNT     CAPITAL      DEFICIT     COMPENSATION     INCOME        (DEFICIT)
                               ----------    -------   ----------  -----------   ------------  -------------  -------------
Balance at December 31, 1998    1,794,000    $   457    $    44     $   (994)      $  --            $17        $   (476)
   Issuance of ordinary
     shares at par value        2,917,044        620      2,698           --          --             --           3,318
   Issuance of Class A          2,730,000        540      5,394           --          --             --           5,934
     shares
   Deferred compensation               --         --         55           --         (55)            --              --
   Amortization of deferred
     compensation                      --         --         --           --           6             --               6
   Comprehensive loss:
     Net loss                          --         --         --       (5,831)         --             --          (5,831)
     Translation adjustment            --         --         --           --          --             48              48
                                                                                                               --------
     Comprehensive loss                                                                                          (5,783)
                               ----------    -------    -------     --------       -----            ---        --------
Balance at December 31, 1999    7,441,044      1,617      8,191       (6,825)        (49)            65           2,999
   Issuance of common shares    6,421,809      1,138     16,481           --          --             --          17,619
   Reverse acquisition with
     Coda                       6,428,264     (2,552)    29,316           --          --             --          26,764
   Shares related to put
     and call agreements
     and reverse               (2,483,823)       (25)        25           --          --             --              --
     acquisition with Coda
   Minority interest in
     Net4Music S.A at
     reverse acquisition               --         --     (5,099)       2,700          --             --          (2,399)
     date
   Deferred compensation  -
     unvested Coda options
     at October 19, 2000               --         --        423           --        (423)            --              --
   Exercise of stock
     options and warrants         552,581          6        633           --          --             --             639
   Issuance of stocks,
     stock options and             24,400         --         80           --          --             --              80
     warrants for services
   Deferred compensation -
     options granted below
     fair value                        --         --        493           --        (493)            --              --
   Amortization of deferred
     compensation                      --         --         --           --          47             --              47
   Comprehensive income:
     Net loss                          --         --         --      (11,111)         --             --         (11,111)
     Translation adjustment            --         --         --           --          --             18              18
                                                                                                               --------
     Comprehensive loss                                                                                         (11,074)
                               ----------    -------    -------     --------       -----            ---        --------
Balance at December 31, 2000   18,384,275    $   184    $50,543     $(15,236)      $(918)           $83        $ 34,656
                               ==========    =======    =======     ========       =====            ===        ========


See accompanying notes.

                                 Net4Music Inc.

                      Consolidated Statements of Cash Flows
                         (In thousands of U.S. dollars)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                     ------------------------
                                                                                       2000             1999
                                                                                     --------         -------
OPERATING ACTIVITIES
Net loss                                                                             $(11,111)        $(5,831)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of intangible assets                                                      790             201
   Depreciation and amortization of property and equipment                                367           1,256
   Amortization of deferred compensation                                                   47              --
   Minority interest                                                                     (515)             --
   Issuance of stock options and warrants for services                                     80              --
   Other                                                                                                  (51)
   Increase (decrease) in cash from:
     Accounts receivable                                                                   99             146
     Inventories                                                                          (83)             --
     Other current assets                                                                (462)           (403)
     Prepaid expenses                                                                    (201)           (143)
     Accounts payable                                                                     342             459
     Advances from shareholders                                                            (1)              -
     Accrued liabilities and product returns                                              683             578
     Deferred revenue                                                                     (16)             (2)
                                                                                     --------         -------
Net cash used in operating activities                                                  (9,981)         (3,790)

INVESTING ACTIVITIES
Purchases of property and equipment and intangibles                                      (750)         (1,177)
Purchase of business                                                                     (552)             --
Other                                                                                      22               2
Net purchases of short-term investments                                                   (74)             --
                                                                                     --------         -------
Net cash used in investing activities                                                  (1,354)         (1,175)

FINANCING ACTIVITIES
Cash proceeds from issuance of shares                                                  16,855           9,252
Increase in long-term debt                                                                571             213
Payments on long-term debt                                                               (475)           (416)
Payments on capital leases                                                               (474)             --
                                                                                     --------         -------
Net cash provided by financing activities                                              16,477           9,049

Effect of exchange rate changes on cash                                                  (158)             --
                                                                                     --------         -------
Net increase in cash and cash equivalents                                               4,984           4,084
Cash and cash equivalents, beginning of year                                            4,106              22
                                                                                     --------         -------
Cash and cash equivalents, end of year                                               $  9,090         $ 4,106
                                                                                     ========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                        $     83         $   151
                                                                                     ========         =======

Non-cash transactions:
   Issuance of common stock for music distribution rights                            $  1,403         $    --
                                                                                     ========         =======
   Equipment purchased with capital leases                                           $    347         $    --
                                                                                     ========         =======


See accompanying notes.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements


1. BUSINESS AND ORGANIZATION

Net4Music Inc., formerly known as Coda Music Technology, Inc. ("Coda"), and subsidiaries (the "Company") is the result of the October 2000 reverse acquisition of Coda and Net4Music S.A. The acquisition was accounted for as a reverse acquisition with Net4Music S.A. treated as the accounting acquirer (see
Note 3). The financial statements of Net4Music S.A. are presented as the historical financial statements of the Company for all periods presented. The results of operations for Coda are included under purchase accounting from the October 19, 2000 acquisition date forward.

Net4Music, S.A. was incorporated in France as a Societe Anonyme or corporation in 1995, under the name `Interactive Musique Compagnie' ("IMC, S.A."), to develop and distribute digital sheet music through interactive kiosks displayed in specialized music stores. As of July 28, 1999, but effective January 1, 1999, the Company changed its name from IMC S.A. to Net4Music, S.A., and merged with its two 100%-owned subsidiaries, Euro Music Systems S.A. ("EMS") and Music Writer Europe S.A. ("MWE").

With prepaid cards, users could acquire digital sheet music stored on interactive kiosks and print when required. In 1999, Net4Music S.A. acquired the business of its main competitor in France, Informusique. The major part of this acquisition was its website, www.partitor.com. Net4Music S.A.'s activity then evolved toward the Internet through the development of the website, www.net4music.com, partly with Partitor technologies and the development of its content through the negotiation of musical works distribution agreements with publishers. Net4Music S.A. decided to stop its distribution activity through interactive kiosks (see Note 2) in order to concentrate on the website development officially launched in December 1999. The website provides editorial and pedagogical information on music, and users can purchase downloadable sheet music and MIDI files.

Coda, a division of Net4Music Inc., develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun. Coda's innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques. Product sales are via software sales through traditional distribution channels and the Coda website.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Through October 19, 2000, the consolidated financial statements include the accounts of Net4Music S.A. (or Predecessors) and its wholly-owned subsidiaries, Net4Music New York Inc. incorporated in the United States of America and Notmad located in Madagascar. From October 20, 2000, the consolidated financial statements include the accounts of Net4Music Inc. and its majority-owned subsidiaries following the reverse acquisition of Coda and Net4Music S.A.

All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of "Accumulated Other Comprehensive Income" in shareholders' equity. Gains and losses from foreign currency transactions are not material.

REVENUE RECOGNITION

Revenues and related cost of software sales are recorded at the time of shipment. In the event that software upgrade rights are granted to customers at no charge, associated revenues are deferred until shipment of the upgrade. Costs are accrued for estimated returns relating to stock balancing arrangements with resellers.

Revenues from sheet music sales are recognized at the time of delivery. Rentals of interactive kiosks were spread over the renting duration. Revenues generated by the sale of prepaid cards from kiosks were recognized when cards were delivered to the distributor. Sales through kiosks were discontinued in December 1999.

Engraving services are generally contained within distribution agreements, and music works are, in some cases, digitized by the Company and corresponding costs charged to the publisher at the time of delivery.

RESTRUCTURING CHARGES

As a result of Net4Music, S.A.'s management's decision in December 1999 to stop its distribution activity through interactive kiosks, restructuring charges were recorded consisting primarily of the write-off of capitalized leased interactive kiosks (approximately $816,000) and related development costs along with accrued interest on lease contracts (approximately $92,500).

NET LOSS PER SHARE

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded as their effect is anti-dilutive.

All share and per share amounts for all periods have been restated to reflect the 100-to-1 stock split approved by the shareholders in July 1999 and to reflect the effects of the conversion of shares at a .78 conversion rate in the reverse acquisition.

SEGMENT REPORTING

The Company operates predominantly in one industry segment, being the design, development, support and marketing of digital solutions to music educators, music makers and the music publishing industry. Net4Music Inc. provides the technologies, products and services to optimize the entire music maker supply chain.

INTANGIBLE ASSETS

Intangible assets consist primarily of capitalized development costs of distribution methods, patent filing costs, goodwill and the identifiable intangible assets acquired in the reverse acquisition.

WEBSITE DEVELOPMENT EXPENSES

Website development expenses are mainly non-capitalized development costs and the amortization costs of capitalized expenses (see Note 4) as well as costs dedicated to site maintenance and minor improvements.

CONTENT DEVELOPMENT EXPENSES

Content development expenses are mainly the costs of entering and engraving music work under digital format. These costs are expensed as incurred. Some distribution agreements stipulate that the publisher pays for a portion of these costs according to a contractual rate; these amounts are recorded as engraving services revenues.

CAPITALIZED DEVELOPMENT COSTS

The costs incurred in the development of repertoire software are capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. As of December 31, 2000, the Company has capitalized $399,000 of costs related to the development of repertoire software. The Company has also capitalized approximately $6 million of software allocated as the fair value acquired in the reverse acquisition with Coda. These costs are amortized over the greater of an amount based on the current and expected future revenues from the software or the straight-line method, not to exceed three years, beginning when the repertoire products are released. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of repertoire development costs may not be recoverable. The capitalized development costs of distribution include costs of developing interactive kiosks and the website to allow users access to information on the kiosk or the website. These costs are capitalized and amortized over three years on a straight-line basis.

Costs of preliminary studies of the functional analysis and kiosks or website post-implementation costs are expensed when incurred and posted in "Website development expenses" in the statements of operations.

PATENTS AND TRADEMARKS

The Company capitalizes the costs associated with obtaining patents, trademarks and Internet domain names. These costs are being amortized from 3 to 10 years depending on their estimated useful lives.

GOODWILL AND ACQUIRED IDENTIFIABLE INTANGIBLE ASSETS

Goodwill, which represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired, is being amortized on a straight-line basis over 15 years. The identified intangible assets acquired consists mainly of the value of repertoire development costs, amortized over 3 years; software products, amortized over 10 years; Coda trade name, amortized over 10 years; Coda website, amortized over 3 years; distributor/dealer network, amortized over 10 years; acquired workforce, amortized over 3 years; and customer lists, amortized over 10 years.

PROPERTY AND EQUIPMENT

Property and equipment are stated at their acquisition costs. They are depreciated using the straight-line method over the estimated useful life of the assets as follows:

                                                                                          PERIOD
                                                                                       ------------
   Purchased software                                                                       3 years
   Computer equipment                                                                   3 - 5 years
   Furniture                                                                           3 - 10 years
   Vehicles                                                                                 5 years

Property and equipment held under capital lease are capitalized and depreciated over the useful life of the asset in case of a contractual option to buy or over the residual life of the lease contract.

INVENTORIES

Inventories are stated at the lower of weighted average cost or market and consist of finished products and components.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents and short-term investments are recorded at cost, which approximates fair value. Short-term investments consisting of money market funds are considered to be available for sale. Unrealized gains or losses were immaterial at December 31, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2000, and 1999, the carrying values of current financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, as well as the current portion of long-term debt and capital lease obligations, approximated their market values, based on the short-term maturities of these instruments.

At December 31, 2000 and 1999, the market value of long-term debt approximates its carrying value. Market value is determined using discounted future cash flows at a market interest rate or other appropriate valuation method.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

ADVERTISING

The Company expenses advertising costs as incurred. The Company expensed $3,155,000 and $374,000 for the years ended December 31, 2000 and 1999, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity recognize all derivatives as either assets or liabilities at fair value. This statement is effective for the Company beginning January 1, 2001. Based upon the nature of the financial instruments and hedging activities in effect as of December 31, 2000, this pronouncement would not have a material impact on the Company's financial position or results of operations.

3. BUSINESS ACQUISITIONS

INFORMUSIQUE ACQUISITION

In October 1999, the Company acquired Informusique, a French company focused on mail order distribution, for $244,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on fair values as of the acquisition date. Capitalized site development costs were valued at $234,480 and are being amortized over three years from the acquisition date. The historical operations of Informusique were insignificant prior to the acquisition.

CODA REVERSE ACQUISITION

On October 19, 2000, the Company reorganized and completed a reverse acquisition with Coda. From October 19, 2000, the consolidated financial statements include the accounts of Coda and its subsidiaries.

In connection with the acquisition, Coda changed its name to Net4Music Inc. (the "Company"). Although Net4Music S.A. and its subsidiaries became subsidiaries of the Company as a result of this "reverse" acquisition, the transaction has been accounted for as required under generally accepted accounting principles as a purchase by Net4Music S.A. of the Company, with the books and records of the Company being adjusted to reflect the historical operating results of Net4Music S.A. and its subsidiaries.

In the transaction, certain shareholders of Net4Music S.A. received approximately 11,379,000 shares of Coda common stock, certain Net4Music S.A. option and warrant holders received Coda options and warrants, and the remaining shareholders and option and warrant holders entered into a put and call agreement. The put and call agreement provides that the parties to the agreement can, at any time during the five-year period following the acquisition, require the Company to acquire their shares of Net4Music S.A. in exchange for the Company's stock based on the same conversion ratio applicable to the Net4Music S.A. shares at the acquisition date. Until exercise of such right, the ownership of this group shall be recorded as a minority interest in Net4Music S.A.

The purchase price of approximately $26,764,000, including the fair value of Coda's common stock and its vested options and warrants at the acquisition date, and acquisition-related costs of $1,234,000 have been allocated based on the estimated fair value of the assets and liabilities of Coda deemed for accounting purposes to have been acquired by Net4Music S.A. The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,191,000 and is being amortized using the straight-line method over a range of 3 to 15 years. The excess purchase price was allocated as follows: goodwill--$15,962,000, repertoire development costs--$399,000, software products--$6,020,000, Coda trade name--$130,000, Coda website--$310,000, distributor/dealer network--$1,440,000 and workforce and customer lists--$1,330,000.

In connection with the reverse acquisition, the Company recorded $423,000 in deferred compensation expense related to the intrinsic value of unvested Coda options at the time of the reverse acquisition.

BUSINESS COMBINATIONS - PRO FORMA RESULTS

In accordance with generally accepted accounting principles, the operating results of Coda have been included in the consolidated statements of operations from the acquisition date. The pro forma unaudited results below assume the acquisition occurred at the beginning of each of the periods ended December 31, 2000 and 1999 (in thousands, except share and per share data):

                                                                            YEAR ENDED DECEMBER 31
                                                                         ----------------------------
                                                                             2000              1999
                                                                         -----------       ----------
   Net revenues                                                          $     7,294       $    6,655
   Operating loss                                                            (13,642)          (8,368)
   Net loss                                                                  (10,881)          (7,356)
   Basic and diluted net loss per share                                  $      (.73)      $     (.92)
   Basic and diluted weighted average common shares                       14,959,828        7,960,637

The pro forma statements of operations reflect incremental amortization of goodwill, interest expense and provisions for federal and state income taxes.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessary indicative of future consolidated results.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

INVENTORIES

Inventories consist of the following (in thousands):

   Components                                                                                  $ 420
   Finished goods                                                                                138
   Reserve for obsolescence                                                                     (246)
                                                                                               -----
                                                                                               $ 312
                                                                                               =====

PROPERTY AND EQUIPMENT

Property and equipment are as follows (in thousands):

                                                                                     DECEMBER 31
                                                                               -----------------------
                                                                                2000             1999
                                                                               ------           ------
   Computer equipment and software                                             $1,705           $  177
   Interactive kiosks                                                           1,191            1,285
   Vehicles                                                                        34               31
   Office furniture and other                                                     432              110
   Fixed assets under construction                                                 --              380
                                                                               ------           ------
                                                                                3,362            1,983
   Less accumulated depreciation and amortization                               1,652            1,416
                                                                               ------           ------
                                                                               $1,710          $   567
                                                                               ======          =======

The Company has financed some of its equipment in Europe, especially the interactive kiosks, through capital lease contracts. Capitalized lease costs in property and equipment accounted for $1,651,000 and $1,286,000 as of December 31, 2000 and 1999, respectively. Following strategic decisions taken by the Company in 1999 on its future development and the future of the kiosk activity, the Company decided to fully depreciate the interactive kiosk assets and accrue for future interest on corresponding lease contracts. Accumulated depreciation of capital lease assets at December 31, 2000 and 1999 was $1,332,000 and $1,286,000, respectively.

Average residual lifetime of lease contracts is 1.5 years. In case of an anticipated termination, the Company owes all rent through the contracts' termination dates, as well as a penalty equivalent to 25% of the rent for the France locations.

INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows (in thousands):

                                                                                    DECEMBER 31
                                                                              ----------------------
                                                                               2000             1999
                                                                              -------           ----
   Goodwill                                                                   $15,962           $ --
   License rights                                                               1,639             --
   Repertoire development costs                                                   399             --
   Software products                                                            6,020             --
   Distributor/dealer network                                                   1,440             --
   Capitalized website development costs                                          822            422
   Workforce and customer lists                                                 1,330             --
   Other intangible assets                                                        611            129
                                                                              -------           ----
   Total gross value                                                           28,223            551
   Less accumulated amortization                                                  908            118
                                                                              -------           ----
                                                                              $27,315           $433
                                                                              =======           ====

In 2000, the Company entered into consulting, distribution and engraving agreements. In conjunction with these agreements, the Company has recorded the gross value of $1,639,000 paid for the rights granted.

5. DEBT

LINE OF CREDIT

The Company has a $500,000 line-of-credit agreement that expired on February 14, 2001. There were no borrowings outstanding as of December 31, 2000. Borrowings under the agreement were limited to 75% of eligible accounts receivable plus 25% of eligible inventories, as defined, bore interest at the bank's reference rate (9.50% as of December 31, 2000) plus 1% and were collateralized by all of the accounts receivable, inventories and general intangibles of the Company. The loan agreement supporting the line of credit required the Company to maintain certain levels of tangible net worth. While this agreement was in effect, the Company could not incur additional indebtedness, liquidate or merge the Company, pay dividends or acquire any other entity without the prior approval of the lender.

LONG-TERM DEBT

                                                                                   DECEMBER 31
                                                                               ---------------------
                                                                               2000             1999
                                                                               ----             ----
                                                                                   (In thousands)
   Conditional advance from ANVAR                                              $510             $374
   Convertible bonds                                                            128              138
   Bank loans                                                                    93               46
                                                                               ----             ----
   Total long-term debt                                                         731              558
   Less current portion                                                        (230)            (132)
                                                                               ----             ----
                                                                               $501             $426
                                                                               ====             ====

Conditional Advance from ANVAR

The outstanding balance from the "Agence Nationale pour la Valorisation de la Recherche" ("ANVAR"), a French state-owned institution dedicated to the financing of research and development activities of French companies totaled $510,000 and $374,000 at year-end 2000 and 1999, respectively. Reimbursement of these advances depends upon the technical and commercial success of their supported program.

Convertible Bonds

In September 1996, the Company issued 9,000 convertible bonds to EUREFI for a total of $175,600 in order to reinforce its equity and finance its growth.

These bonds are convertible by the holder, seven bonds by giving a right on four shares, from January 1, 2000 to the term of the debt at December 31, 2003. The debt bears interest at 6% a year payable each half-year at June 30 and December
31. Debt can be reimbursed in three annual payments of 3,000 bonds from December 31, 2001. In case the bonds are not converted or are only partly converted, the Company will have to pay a non-conversion penalty of 4% pro rata temporis at term. EUREFI has agreed not to convert its bonds and the Company has accrued for the non-conversion penalties.

Bank Loans

The Company has two term loans bearing interest at fixed rates. The average interest rate was 3.6% and 5.8% at December 31, 2000 and 1999, respectively. These loans are due in 2001. In 2000, Coda entered into a $250,000 note payable with its bank bearing interest at a fixed rate of 10%. The note requires monthly payments in the amount of $8,085. At December 31, 2000, the outstanding balance on this note was $89,161.

Maturities of long-term debt outstanding at December 31, 2000 are as follows (in thousands):

  2001                                                              $   230
  2002                                                                  206
  2003                                                                  210
  2004                                                                   85
                                                                    -------
                                                                    $   731
                                                                    =======

6. SHAREHOLDERS' EQUITY

AUTHORIZED SHARES

The Company's Restated Articles of Incorporation authorized the issuance of 65,000,000 shares of $.01 par value capital stock. Of such authorized shares, 50,000,000 have been designated as common shares and 15,000,000 are undesignated as of December 31, 2000.

As of December 31, 1999, the authorized, issued and outstanding share capital of Net4Music S.A. consisted of 6,039,800 ordinary shares and 3,500,000 Class A shares at a nominal value of FRF 1. In April and May 2000, respectively, Net4Music S.A. issued 905,290 shares of Class A and 5,357,100 of Class B common stock. The additional Class A shares were issued in exchange for licensing rights to distribute music works.

In July through October 2000, Net4Music, S.A. issued 449,501 shares of Class B stock. Of this amount, 100,000 shares were issued in exchange for cash. In October 2000, the Company converted Class A and Class B shares into ordinary shares. Also in October 2000, 1,521,649 warrants were exercised, generating a share capital increase of $200,000.

In December 2000, the Company entered into an agreement in which it will issue up to 150,827 warrants to purchase the Company's common stock at $.01 per share to a strategic partner for the non-exclusive distribution rights of 2,500 of its titles. The warrants are earned based on the ratio of titles received by the Company to 2,500. In December 2000, the Company issued 12,066 warrants and recognized an expense in the amount of $37,000 pursuant to the contract. In January 2001, the Company issued an additional 48,265 warrants related to this contract.

Also in December, the Company issued 24,400 shares of common stock and 15,600 options to purchase common stock to certain third parties for advisory services and distribution rights. Accordingly, the Company recognized expenses of $43,000 related to these issuances.

CODA REVERSE ACQUISITION

In connection with the October 19, 2000 reverse acquisition with Coda Music Technology, Inc., certain Net4Music S.A. shareholders received 11,379,030 shares of Coda common stock in exchange for 14,588,500 shares of its ordinary stock. Shareholder's equity was reclassified as of that date to account for this exchange in which Net4Music S.A. was treated as the acquiring company under purchase accounting. Certain holders of Net4Music S.A. options and warrants also converted their rights to comparable Coda options and warrants at that time. The remaining Net4Music S.A. shareholders and option and warrant holders retained their common stock interests in Net4Music S.A. as a minority interest, with a put and call agreement permitting conversion of those shares, options or warrants at any time within five years into "Coda common stock" at the same conversion ratio applicable at the acquisition date. Such remaining shares, options and warrants, if converted, would be the equivalent of 3,328,347 shares of Coda common stock.

The 6,428,264 existing shares of Coda outstanding immediately prior to the acquisition date were valued at $3.75 per share for the purpose of applying purchase accounting and are reflected as such in the Consolidated Statement of Shareholders' Equity. Also included in the purchase price was the fair value of all vested Coda options. The intrinsic value of all unvested Coda options was recorded as deferred compensation in shareholders' equity and will be amortized to compensation expense over the remaining vesting period.

STOCK OPTIONS AND WARRANTS

Prior to the Coda reverse acquisition, Net4Music S.A. had granted options and warrants in 1999 and 2000, to employees, directors, external consultants and licensors as follows:

                                               ORDINARY     WEIGHTED-AVERAGE
                   GRANTEE                      SHARES       EXERCISE PRICE
-----------------------------------------     ----------    ----------------
  Employees/directors                          2,325,968        FRF   6.54
  Consultants                                    466,019        FRF   5.35
                                              ----------
  Balance at December 31, 1999                 2,791,987        FRF   6.34
  Granted                                      8,143,131        FRF   5.47
  Exercised                                   (1,521,649)       FRF   1.00
  Canceled                                    (5,536,437)       FRF   3.17
  Converted to Coda options                     (705,475)       FRF   8.19
  Converted to Coda warrants                    (905,290)       FRF  25.00
                                              ----------
  Balance at October 19 and December 31,
    2000                                       2,266,267        FRF   7.51
                                              ==========

In connection with the Coda reverse acquisition, certain option and warrant holders converted their rights into Coda options or warrants based on the acquisition conversion price rate of .78 and under the same terms as their original rights. The remaining option and warrant holders retained their right to purchase Net4Music S.A. shares with a put and call agreement as described above. Options and warrants for 2,266,267 Net4Music S.A. shares at an average exercise price of FRF 7.51 ($1.23) remain outstanding at December 31, 2000 under put and call agreements.

The Company has a stock option plan pursuant to which options for up to 2,675,000 shares of its common stock may be issued to its key employees and directors. The options vest over periods of up to six years and are granted at prices that must be at least equal to the stock's fair market value at the grant date. The Company also has granted nonqualified stock options to certain of its directors, European employees and consultants. These options vest over periods of up to five years and have been granted at prices at least equal to the stock's fair market value at the grant date.

In connection with the Coda reverse acquisition, all Coda stock options remained outstanding under their original terms.

The following summarizes activity under the Net4Music Inc. stock option plan:

                                                                             WEIGHTED-AVERAGE
                                     EMPLOYEE   NON-EMPLOYEE                    EXERCISE
                                      OPTIONS      OPTIONS    TOTAL OPTIONS       PRICE
                                     ---------   -----------  -------------  ----------------
  Coda options outstanding at
    October 19, 2000, date of          738,033            --        738,033       $1.90
    reverse acquisition
  Net4Music S.A. options converted     307,676       242,595        550,271        1.35
  Granted                              847,800        15,600        863,400        2.17
  Exercised                            (12,500)           --        (12,500)       1.38
  Canceled                             (65,533)           --        (65,533)       1.31
                                     ---------       -------      ---------
  Outstanding at December 31, 2000   1,815,476       258,195      2,073,671       $1.89
                                     =========       =======      =========

The weighted-average fair value of options granted during 2000 and 1999 was $1.60 and $.35, respectively.

The following summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                ------------------------------------------  -------------------------
                 OUTSTANDING     WEIGHTED-      WEIGHTED-   EXERCISABLE     WEIGHTED-
                     AT           AVERAGE        AVERAGE         AT          AVERAGE
    RANGE OF     DECEMBER 31,    REMAINING      EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES     2000           TERM           PRICE        2000           PRICE
---------------  -----------     ----------     ---------  -------------    ---------
 $ .88 -$1.00       414,348      3.79 years     $  .91         371,323       $  .90

  1.01 - 2.00       876,323      5.17 years       1.59         427,489         1.58

  2.01 - 3.00       654,800      5.07 years       2.57         154,885         2.44

  3.01 - 4.00        93,700      5.20 years       3.38          53,794         3.29

  4.00 - 4.50        34,500      4.14 years       4.14          12,250         4.17

                  ---------                                  ---------
  Total           2,073,671      4.85 years     $ 1.89       1,019,741       $ 1.56
                  =========                                  =========


The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. The fair value of grants to the Company's employees and directors was estimated at the grant date using the following assumptions: no expected dividend yield; risk-free interest rates of 6.0% and 4.45%; expected lives of 7 and 5 years; and estimated volatility of .632. Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

                                                                   DECEMBER 31
                                                             -----------------------
                                                               2000           1999
                                                             ---------      --------
  Net loss:
    As reported                                              $(11,111)      $(5,831)
    Pro forma                                                 (11,627)       (5,900)
  Basic and diluted loss per share:
    As reported                                                  (.94)        (1.47)
    Pro forma                                                    (.99)        (1.49)

In 2000, the Company granted options to purchase 585,000 shares at prices between $1.64 and $2.63 per share when fair value of the Company's stock was $2.81, resulting in deferred compensation of approximately $493,000.

In connection with certain financing and other transactions prior to the Coda reverse acquisition, Coda had issued warrants to purchase shares of common stock at prices between $1.25 and $4.50 per share, exercisable over periods of five to seven years from the grant date. These warrants remain outstanding after the Coda reverse acquisition. Warrants previously granted by Net4Music S.A. to purchase 905,290 shares of common stock were converted to warrants for 706,126 "Coda shares" as part of the Coda reverse acquisition at the conversion rate of
 .78.

Total warrants outstanding at December 31, 2000 total 790,192 shares, have a weighted-average exercise price of $7.16 and expire as follows: 2001--678,126, 2002--70,000, 2005--30,000 and 2010--12,066.

7. COMMITMENTS

CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

  2001                                                                 $595
  2002                                                                  205
  2003                                                                    5
  2004                                                                    5
  2005                                                                    3
                                                                       ----
  Total minimum lease payments                                          813
  Less amount representing interest                                      33
                                                                       ----
  Present value of net minimum lease payments                           780
  Less current portion                                                  572
                                                                       ----
  Long-term portion                                                    $208
                                                                       ====

OPERATING LEASES

The Company leases office and warehouse space and certain equipment under operating leases through 2004.

Future minimum lease payments under these leases for the year ending December 31, 2000 are as follows (in thousands):

  2001                                                                 $344
  2002                                                                  355
  2003                                                                   80
  2004                                                                   56
  2005                                                                   35
                                                                       ----
  Total minimum lease payments                                         $870
                                                                       ====

Rent expense for the years ended December 31, 2000 and 1999 was $230,000 and $39,750, respectively.

LICENSING AND EXCLUSIVITY AGREEMENTS

The Company has entered into license agreements for the distribution of music publishing catalogues which require payments based on the sale of its products. The Company's Coda Division has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments.

Payments to licensors are included in cost of sales in the consolidated statement of operations and were $33,350 and $24,500 for the years ended December 31, 2000 and 1999, respectively.

Minimum royalties related to a significant licensor are as follows:

  2001                                                             $  65,800
  2002                                                                48,800
  2003                                                                48,800
  2004                                                                48,800
  2005                                                                34,800
                                                                   ---------
  Total                                                            $ 247,000
                                                                   =========


Royalty expense, including amounts related to the agreement referred to above, totaled approximately $16,000 since the Coda reverse acquisition in the year ended December 31, 2000 and is reflected as a component of cost of sales in the accompanying statements of operations.

8. EMPLOYEE BENEFIT PLAN

As required by French law, the Company contributes to mandatory pension plans covering all French employees. Payments are based upon salaries and made to state-owned institutions. In France, legislation also requires that lump sum retirement benefits be paid to employees in service with the Company at their retirement date, based upon their years of service and compensation at retirement. The obligation related to these retirement benefits was immaterial at December 31, 2000 and 1999.

401(K) SAVINGS PLAN

The Company has established a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 20% of their compensation, subject to a maximum limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional contributions. The Company made no contributions to the plan in fiscal 2000.

9. INCOME TAXES

Loss before income taxes includes the following components:

                                                                   DECEMBER 31
                                                            ------------------------
                                                               2000           1999
                                                            ----------      --------
                                                                 (In thousands)
  France                                                    $  (5,648)      $(4,782)
  United States                                                (5,462)       (1,042)
                                                            ---------       -------
                                                            $ (11,110)      $(5,824)
                                                            =========       =======


The tax effects of temporary differences at an assumed effective annual rate of 38% (France, 41%) are shown in the following table:

                                                                   DECEMBER 31
                                                            ------------------------
                                                              2000           1999
                                                            --------       --------
                                                                 (In thousands)
  Loss carryforwards                                        $  9,700       $  1,831
  Research and development credits                               367             --
  Inventory                                                      428            271
  Depreciation and amortization                                  167             --
  Other accruals                                                 126             --
  Valuation allowance for deferred tax assets                 (7,226)        (2,102)
                                                            --------       --------
  Net deferred tax assets                                      3,562             --
  Deferred tax liability:
    Software development costs                                   138             --
    Intangible assets                                          3,424             --
                                                            --------       --------
  Total deferred tax liabilities                               3,562             --
                                                            --------       --------
  Net deferred taxes                                        $     --       $     --
                                                            ========       ========

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has fully reserved the net deferred tax assets of the Company.

NET OPERATING LOSSES

At December 31, 2000, the Company has net operating loss carryforwards (NOLs) and research and development credits which may be used to offset otherwise future taxable income with the following expiration dates:

                                                                       RESEARCH AND
                                         NET OPERATING LOSS             DEVELOPMENT
                                   -------------------------------     -------------
                                    NET4MUSIC S.A.                         CREDITS
                                        FRANCE             U.S.             U.S.
                                   ---------------     -----------     -------------
                                                     (In thousands)
  2001                                  $       63       $      --           $   --
  2002                                          17              --               --
  2003                                          26              --               --
  2004                                       4,035              --               --
  2005                                       5,870               2               --
  2006                                          --             38                --
  2007                                          --             243               13
  2008                                          --             825               72
  2009                                          --           1,586               90
  2010                                          --           2,128               47
  2011                                          --           2,192               43
  2012                                          --           1,736               38
  2018                                          --             770               46
  2019                                          --             754               18
  2020                                          --           4,499                -
                                        ----------       ---------           ------
                                        $   10,011       $  14,773           $  367
                                        ----------       ---------           ------

Included in the U.S. NOLs are those of Net4Music S.A.'s subsidiary with federal and state NOLs of approximately $4,600,000 which begin to expire in 2019. These loss carryforwards can only be used by the entity which has generated the corresponding tax losses.

At December 31, 2000, approximately $9.5 million of the Company's NOLs have a full valuation allowance and when realized will result in a reduction of goodwill associated with the Coda acquisition. Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the Coda reverse acquisition, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2000. The Company's subsidiary in New York has also generated approximately $4.6 million in NOLs that may also be subject to Section 382 limitations due to the significant changes in control of Net4Music S.A. in the previous year. There can be no assurance that certain of the Company's NOLs will be available for use in the future.

A reconciliation of income taxes computed using the U.S. statutory rate (34%) to the effective income tax rate included in the statement of operations is as follows:

                                                                   DECEMBER 31
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
                                                                 (In thousands)
  Income tax computed at the statutory rate                  $(3,777)      $(1,980)
  State taxes, net of calculated federal income tax             (221)          (42)
    benefit
  Unused tax loss carryforwards and valuation reserve          3,858         2,003
  Permanent differences                                          304           280
  Effect of higher tax rates in France                          (164)         (313)
  Other                                                           --            59
                                                             -------       -------
  Effective income tax expense                               $     1       $     7
                                                             =======       =======

10. LITIGATION

In the ordinary course of business, the Company can be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. The Company is not a party to any material claim or proceeding.

11. RELATED PARTY TRANSACTIONS

As of December 31, 1998, Net4Music, S.A. received advances from several shareholders for a total of $104,000. These advances bore interest at an annual rate of 6% and were repaid during 1999 and 2000.

12. SEGMENT AND GEOGRAPHIC DATA

The Company operates predominantly in one industry segment, being the design, development, support and marketing of digital solutions to music educators, music makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music maker supply chain.

During 2000, the Company had sales of approximately $183,000 to a major customer. Accounts receivable from this customer were approximately $92,000 at December 31, 2000. There were no major customers in 1999.

The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table (in thousands):

                                                                   DECEMBER 31
                                                             -----------------------
                                                                2000          1999
                                                             ---------      --------
  Net sales:
    North America                                             $  1,142      $     --
    Europe                                                         211           299
    Asia                                                            66            --
    Other                                                           35            --
                                                              --------      --------
                                                              $  1,454      $    299
                                                              ========      ========

  Long-lived assets:
    North America                                             $ 26,495      $    146
    Europe                                                       2,659           872
                                                              --------      --------
                                                              $ 29,154      $  1,018
                                                              ========      ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Previously reported in the Company's Form 8-K filed November 13, 2000.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name                                         Age                        Position
-------------------------------------------  ---         -------------------------------------
Francois J. Duliege                          44          Chairman of the Board of Directors

Philip Sean Lafleur                          38          Chief Executive Officer (Effective
                                                         1-16-01)

John W. Paulson                              53          President of the Coda Division

Barbara S. Remley                            48          Chief Financial Officer, Treasurer
                                                         and Secretary


        FRANCOIS J. DULIEGE joined Net4Music SA in March 1999 and was elected to the Board of Directors subsequent to the transaction on October 19, 2000. Prior to joining Net4Music, Francois held several international positions with information technology companies. After 12 years at Computervision, where his last assignment was Worldwide Vice President for the PC Business Unit, he became Vice President and General Manager of Europe, Middle East and Africa for UB Networks. He then joined Nat Systems as President of Worldwide Operations. Francois graduated from INSA and holds an MBA from [CESMA].

        PHILIP SEAN LAFLEUR joined Net4Music Inc. in November 2000 as Chief Operating Officer and a director and became Chief Executive Officer in January 2001. Prior to joining Net4Music, Sean held the position of Vice President for European Internet Operations for Trader.com. In 1990 Mr. Lafleur joined Bertelsmann, where for nine years he held a variety of positions including Deputy Marketing Manager France Loisirs(Paris), President of Quebec Loisirs (Montreal), and Executive Director of Music and Multimedia Operations and Foreign Subsidiaries for France Loisirs. In this last position, Mr. Lafleur acted as Chairman of the Music Expert Committee for Bertelsmann's European book and music clubs. Mr. Lafleur holds a BS honors degree in Physics from U.B.C. Vancouver, Canada. After beginning his career as a Business Analyst for McKinsey & Co in Toronto, Mr. Lafleur went on to obtain an Honors MBA from INSEAD (Fontainebleu).

        JOHN W. PAULSON joined Coda Music Technology, Inc. in 1990. Coda was renamed to Net4Music Inc. effective with the transaction on October 19, 2000. Mr. Paulson was Chief Executive Officer and Chairman of the Board of Directors of Coda from December 1990 to the transaction on October 19, 2000. As of October 20, 2000 Paulson became President of the Coda Division of Net4Music Inc. and was elected to the Board of Directors. From 1982 to 1990, Mr. Paulson was Chairman of Springboard Software, Inc., a publicly held company he founded to develop and market educational and consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for over ten years.

        BARBARA S. REMLEY has been Chief Financial Officer of Net4Music since May 1998. In 1997 and 1998 Ms. Remley consulted for various entities. From 1992 to 1997, Ms. Remley held various titles including President, Chief Operating Officer and Chief Financial Officer of Garment Graphics, Inc., a designer, marketer and distributor of licensed sports apparel, which filed a Chapter 11 in 1997 and was subsequently converted to a Chapter 7. She also has ten years of public accounting experience with Ernst & Young (formerly Ernst & Ernst).

        The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" which appear in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

        See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Net4Music Inc.

Dated:  March 31, 2001                 By: /s/ Philip Sean Lafleur
                                           -------------------------------------
                                           Philip Sean Lafleur, Chief Executive
                                           Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

        Each person whose signature appears below constitutes and appoints PHILIP SEAN LAFLEUR and BARBARA S. REMLEY as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE AND TITLE                                                          DATE
-------------------                                                          ----

/s/ Philip Sean Lafleur                                                  March 31, 2001
------------------------------------------------------------
Philip Sean Lafleur, Chief Executive Officer and Director
(principal executive officer)


/s/ Barbara S. Remley                                                    March 31, 2001
------------------------------------------------------------
Barbara S. Remley, Chief Financial Officer (principal
financial and accounting officer)


/s/ Francois J. Duliege                                                  March 31, 2001
------------------------------------------------------------
Francois J. Duliege, Chairman of the Board

SIGNATURE AND TITLE                                                          DATE
-------------------                                                          ----

/s/ William Avery                                                        March 31, 2001
------------------------------------------------------------
William Avery, Director


/s/ Timothy P. Bajarin                                                   March 31, 2001
------------------------------------------------------------
Timothy P. Bajarin, Director


/s/ Benoist Grossmann                                                    March 31, 2001
------------------------------------------------------------
Benoist Grossmann, Director

                                                                         March 31, 2001
------------------------------------------------------------
Patrick Revenu, Director


/s/ Claude J. Poletti                                                    March 31, 2001
------------------------------------------------------------
Claude J. Poletti, Director


/s/ John W. Paulson                                                      March 31, 2001
------------------------------------------------------------
John W. Paulson, Director


/s/ Martin Velasco                                                       March 31, 2001
------------------------------------------------------------
Martin Velasco, Director


/s/ Benson K. Whitney                                                    March 31, 2001
------------------------------------------------------------
Benson K. Whitney, Director

                                 NET4MUSIC INC.
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 2000 FISCAL YEAR

EXHIBIT
NUMBER                                        DESCRIPTION
--------                                      -----------
 3.1           Amended and Restated Articles of Incorporation--incorporated by reference to Exhibit 3(i) to the Registrant's Form 8-K filed November 3, 2000

 2.1           Stock Purchase Agreement, dated August 11, 2000, by and among the
               Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. -
               incorporated by reference to Exhibit 2.1 to the Registrant's Registration
               Statement on Form S-4, Reg. No. 333 43660

 2.2           Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. -
               incorporated by reference to Exhibit 2.2 to the Registrant's Registration
               Statement on Form S-4, Reg. No. 333-43660

 2.3           Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant -- incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4, Reg. No. 333-43660

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

EXHIBIT
NUMBER                                        DESCRIPTION
--------                                      -----------
10.6           Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company--incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement,
               Reg. No. 33-92212C

10.8           Amendment No. 3 to License Agreement between the Registrant and Carnegie
               Mellon University dated August 28, 1996 -- incorporated by reference to
               Exhibit 10.1 to the Registrant's 10-QSB for the quarter ended September
               30, 1996

10.9           Second Amendment to Lease by and between Jorandcor, Inc. and the
               Registrant--incorporated by reference to Exhibit 10.14 to the Registrant's
               Form 10-KSB for the year ended December 31, 1997

10.10          Amendment No. 4 to License Agreement between the Registrant and Carnegie
               Mellon University dated December 30, 1998 - incorporated by reference to
               Exhibit 10.10 to the Registrant's Form 10-KSB for the year ended December
               31, 1998

10.11          Loan Agreement dated February 14, 1999 between the Registrant and
               Riverside Bank - incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1998

10.12          Amendment dated February 14, 2000 to Loan Agreement dated February 14,
               1999 between the Registrant and Riverside Bank - incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-KSB for the year ended
               December 31, 1999

10.13          Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant
               - incorporated by reference to Exhibit 10.1 to the Registrant's Form
               10-QSB for the quarter ended March 31, 2000

10.14          Amendment dated March 1, 2000 to Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank - incorporated by reference to
               Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended March
               31, 2000

10.15*         Employment Agreement dated October 19, 2000 between the Registrant and
               John W. Paulson

10.16*         Employment Agreement dated October 19, 2000 between the Registrant and
               Francois Duliege

EXHIBIT
NUMBER                                        DESCRIPTION
--------                                      -----------
21             Subsidiaries of the Registrant:
                       Net4Music S.A. (a French corporation)
                       Net4Music (New York) Inc. (a Delaware corporation)
                       Notmad SARL (a Madagascar corporation)
                       Musify Inc. (a Delaware corporation)

23.1           Consent of Ernst & Young LLP, independent public accountants

24             Power of Attorney (included on the "Signatures" page of this Form 10-KSB)

---------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.