Form 10QSB
period 2001-03-31
NET4MUSIC INC
filed 2001-05-22
CIK 920707

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2001

   [ ]     Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from            to
                                         ----------    -----------

           Commission file number      0-26192
                                  -----------------


                                 NET4MUSIC INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                   Minnesota                               41-1716250
        -------------------------------                -------------------
        (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification No.)


                                 6210 Bury Drive
                       Eden Prairie, Minnesota 55346-1718
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (952) 937-9611
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X     No
                       -------     -------

As of May 18, 2001, there were 18,463,275 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                    Yes          No   X
                       -------     -------


================================================================================

                                 Net4Music Inc.

                           Consolidated Balance Sheets
              (In thousands of U.S. dollars, except per share data)

                                                           MARCH 31,      DECEMBER 31,
                                                             2001             2000
                                                          -----------     ------------
                                                          (Unaudited)        (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  5,575      $  9,090
  Short-term investments                                          400           917
  Accounts receivable                                             568           580
  Inventories                                                     238           312
  Prepaid expenses and other current assets                     1,333         1,417
                                                             --------      --------
Total current assets                                            8,114        12,316
Property and equipment, net                                     1,485         1,710
Intangible assets, net                                         26,219        26,953
Other non-current assets                                          558           491
                                                             --------      --------
Total assets                                                 $ 36,376      $ 41,470
                                                             ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  1,722      $  1,427
  Accrued expenses and other current liabilities                  805         1,992
  Current portion of long-term debt                               664           802
                                                             --------      --------
Total current liabilities                                       3,191         4,221
Long-term debt, net of current portion                            610           709
Minority interest in consolidated subsidiary                    1,310         1,884
Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 65,000,000 and 30,000,000 in
      2000 and 1999, respectively
    Issued and outstanding shares - 18,463,275 in 2001
      and 18,384,275 in 2000                                      185           184
  Additional paid-in capital                                   50,981        50,543
  Accumulated deficit                                         (18,589)      (15,236)
  Accumulated other comprehensive income                         (433)           83
  Deferred compensation                                          (879)         (918)
                                                             --------      --------
Total shareholders' equity                                     31,265        34,656
                                                             --------      --------
Total liabilities and shareholders' equity                   $ 36,376      $ 41,470
                                                             ========      ========


NOTE: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by General Accepted Accounting Principles for complete financial statements.




           See accompanying notes to consolidated financial statements

                                 Net4Music Inc.

                      Consolidated Statements of Operations
              (In thousands of U.S. dollars, except per share data)

                                   (Unaudited)

                                                            MARCH 31,     MARCH 31,
                                                              2001          2000
                                                          ------------   -----------
Net revenues                                              $     1,893    $       27
Cost of sales                                                     254            19
                                                          -----------    ----------
Gross profit                                                    1,639             8

OPERATING EXPENSES
Website development expenses                                      324           233
Content and product development expenses                          757           187
Selling and marketing expenses                                  1,834         1,175
General and administrative expenses                             2,010           926
Restructuring charges                                             645            --
                                                          -----------    ----------
                                                                5,570         2,521
                                                          -----------    ----------
Loss from operations                                           (3,931)       (2,513)

Interest expense                                                  (11)          (11)
Interest income                                                    59            20
Minority interest in net loss of consolidated subsidiary          529            --
Foreign exchange loss                                               1             1
                                                          -----------    ----------
Loss before income tax                                         (3,353)       (2,503)

Income tax                                                         (1)           --
                                                          -----------    ----------
Net loss                                                  $    (3,354)   $   (2,503)
                                                          ===========    ==========

Basic and diluted loss per common share                   $     (0.18)   $    (0.34)
Weighted average common shares outstanding                 18,393,879     7,441,044





           See accompanying notes to consolidated financial statements

                                 Net4Music Inc.

                      Consolidated Statements of Cash Flows
                         (In thousands of U.S. dollars)

                                   (Unaudited)

                                                                   MARCH 31,     MARCH 31,
                                                                     2001          2000
                                                                 ------------   -----------
OPERATING ACTIVITIES
Net loss                                                          $   (3,354)   $   (2,503)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of intangible assets                                      710            42
  Depreciation and amortization of property and equipment                179            45
  Amortization of deferred compensation                                   39            --
  Minority interest                                                     (529)           --
  Restructuring                                                          313            --
  Issuance of stock options and warrants for services                    152            --
  Other                                                                   --             2
  Increase (decrease) in cash from:
    Accounts receivable                                                    4            (7)
    Inventories                                                           74            --
    Prepaid expenses and other current assets                            (64)         (468)
    Accounts payable                                                      81            70
    Accrued expenses and other liabilities                            (1,147)          176
                                                                  ----------    ----------
Net cash used in operating activities                                 (3,542)       (2,643)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
Purchases of property and equipment                                      (93)         (136)
Other                                                                     --           (18)
Net purchases of short-term investments                                  517            --
                                                                  ----------    ----------
Net cash used in investing activities                                    424          (154)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES
Cash proceeds from issuance of shares                                     17            --
Increase in long-term debt                                                --           374
Payments on long-term debt                                              (148)         (104)
                                                                  ----------    ----------
Net cash provided by financing activities                               (131)          270

Effect of exchange rate changes on cash                                 (266)         (201)
                                                                  ----------    ----------
Net decrease in cash and cash equivalents                             (3,515)       (2,728)
Cash and cash equivalents, beginning of period                         9,090         4,106
                                                                  ----------    ----------
Cash and cash equivalents, end of period                          $    5,575    $    1,378
                                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $      173    $       11
                                                                  ==========    ==========



           See accompanying notes to consolidated financial statements

                                 NET4MUSIC INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)





 Note 1 ACCOUNTING POLICIES. The information furnished in this report is unaudited but reflects all adjustments, which are necessary in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB. Certain amounts as presented in the 2000 quarterly financial statement have been reclassified to conform to the presentation in 2001.

Note 2    BUSINESS COMBINATION.

          Net4Music Inc., formerly known as Coda Music Technology, Inc. ("Coda") is the result of the October 2000 reverse acquisition of Coda and Net4Music SA. The transaction was accounted for as a purchase accounting and the purchase price of approximately $26,764,000 and the acquisition-related costs of $1,234,000 have been allocated based on the estimated fair value of the assets and liabilities of Coda.

          The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,191,000 and is being amortized using the straight-line method over a range of 3 to 15 years.

          For comparison purposes, first quarter March 31, 2001 and March 31, 2000 pro forma results are presented below (in thousands, except share and per share data):

                                                               FIRST QUARTER ENDED
                                                                      MARCH 31
                                                           -------------------------------
                                                               2001               2000
                                                           ------------       ------------
              Net revenues                                 $     1,893        $     1,831
              Operating loss                                    (3,769)            (3,006)
              Net loss                                          (3,354)            (2,510)
              Basic and diluted net loss per share         $      (.18)       $      (.21)
              Basic and diluted weighted
              average common shares                         18,393,879         12,038,024

          The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

Note 3 RESTRUCTURING CHARGES. On March 16, 2001, the Company announced a corporate restructuring due to the acquisition, including a reduction in workforce of approximately 19 percent across all US and European operations and other expense measures. As the result of this plan to reduce operating costs, Net4Music recorded a restructure related charge of $645,000. The restructure charge consists of severance and related personnel expenses ($521,000), write-off of furniture and equipment ($88,000), lease ($20,000) and miscellaneous ($16,000).

Note 4 MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARIES. This represents the portion of the loss that relates to Net4Music S.A. shares that were not acquired but are under a Put and Call Agreement. On March 21, 2001, 78,000 shares of Net4Music S.A. were converted into common shares of the Company.

Note 5 INCOME (LOSS) PER COMMON SHARE. Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) by the weighted average number of shares of Common Stock.

Note 6 INCOME TAX EXPENSE. Because of the net operating losses the company has not incurred income tax expenses.

Note 7 COMPREHENSIVE INCOME (LOSS). The effect of foreign currency translation is a $516,000 loss for the quarter ended March 31, 2001.

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

In March 2001, the Company announced a plan to restructure its operations. See note 3 for details on the cost of the restructure.

The Company has incurred losses from operations since inception and has an accumulated deficit of $18,589,000 as of March 31, 2001.

RESULTS OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 2001 COMPARED TO THE PERIOD ENDED MARCH 31, 2000

NET REVENUES. Net revenues of $1,893,000 for the quarter ended March 31, 2001 were $1,866,000 higher than for the quarter ended March 31, 2000. As a result of the reverse acquisition completed on October 19, 2000, sales for the Coda operations, previously called Coda Music Technology, Inc., were included in the 2001 results, but not in the 2000 results. If the Coda operation revenues were included in the 2000 results, revenues on a proforma basis for the quarter ended March 31, 2000 would have been $1,831,000. Net revenues were $1,893,000 for the quarter ended March 31, 2001, a 3.4% increase over the proforma revenues results of $1,831,000 for the quarter ended March 31, 2000. The revenue increases on a proforma basis related to both increased Finale(R) and PrintMusic!(TM) sales and increased sheet music sales and engraving services.

GROSS PROFIT. Gross profit of $1,639,000 for the quarter ended March 31, 2001 was $1,631,000 higher than for the quarter ended March 31, 2000. The increase reflects the Company's addition of Coda software sales after the date of the reverse acquisition as described above. Gross profit on a pro forma basis would have been $1,581,000 for the quarter ended March 31, 2000. The increase of $58,000, or 3.7%, reflects increases in the sales levels as described above.

WEBSITE DEVELOPMENT EXPENSES. Website development expenses were $324,000 for the quarter ended March 31, 2001, a 39% increase in website development expense of $233,000 during the first quarter 2000. Website development expense continues to consist primarily of expenses required to improve the design and develop additional features for the Net4Music website and other underlying technology infrastructure. These expenses mainly include payments to third party service vendors and personnel costs.

CONTENT AND PRODUCT DEVELOPMENT EXPENSES. Content and product development expenses totaled $757,000 for the quarter ended March 31, 2001, a 305% increase from content and product development expense of $187,000 during first quarter 2000. The increase is largely due to the addition of personnel costs for software development and SmartMusic repertoire development as a result of the reverse acquisition completed on October 19, 2000.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $1,834,000 for the quarter ended March 31, 2001, a 56% increase from selling and marketing expenses of $1,175,000 during the quarter ended March 31, 2000. The increase is primarily related to personnel costs for marketing the Finale and SmartMusic product lines acquired in the reverse acquisition of October 19, 2000. Also, costs of marketing materials of $135,000 and trade shows of $175,000 were dedicated to the Finale and SmartMusic product lines incurred in 2001 that were not in the quarter ended March 31, 2000, prior to the reverse acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,010,000 for the first quarter ended March 31, 2001, a 117% increase from general and administrative expenses of $926,000 during the first quarter 2000. The increase can be attributed to additional costs of the Coda operations after the reverse acquisition of October 19, 2000. These increases included software and equipment at the Coda operations totaled $125,000, most of which is depreciation related to the software system installed in 2000. Amortization of goodwill and depreciation of the write up in assets as a result of the reverse acquisition totaled $547,000. No similar expenses related to Coda operations or the acquisition intangibles are included in the quarter ended March 31, 2000.

RESTRUCTURING CHARGE. On March 16, 2001, the Company announced a corporate restructuring due to the acquisition, including a reduction in workforce of approximately 19 percent across all US and European operations and other expense measures. As the result of this plan to reduce operating costs, Net4Music recorded a restructuring charge of $645,000. The restructuring charge consists of severance and related personnel expenses ($521,000), write-off of furniture and equipment ($88,000), lease ($20,000) and miscellaneous ($16,000).

INTEREST INCOME, NET. The Company had net interest income of $48,000 for the quarter ended March 31, 2001 compared to an interest income of $9,000 for the quarter ended March 31, 2000. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

NET INCOME (LOSS). The Company recorded a net loss of $3,354,000 or $.18 per basic and diluted share for the quarter ended March 31, 2001 compared to net loss of $2,503,000 or $0.34 per basic and diluted share for the quarter ended March 31, 2000. This loss is attributable to the changes in revenues and costs described above.

LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $3,542,000 for the quarter ended March 31, 2001 as compared to $2,643,000 of cash used for operating activities in the quarter ended March 31, 2000, a 34% increase. Cash usage was increased over net loss by the minority interest's share of the loss and the pay down of accrued expenses and other liabilities. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $93,000 in the quarter ended March 31, 2001, a 32% decrease from the quarter ended March 31, 2000, in which the Company had capital expenditures for furniture, equipment and fixtures of $136,000. Exchange rate changes reduced cash by $266,000 in the quarter ended March 31, 2001; the reduction in the quarter ended March 31, 2000 was $201,000.

The Company anticipates that total capital expenditures for 2001 will approximate $200,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through first quarter 2002.

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

PART 2.    OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS:

           None

ITEM 2.    CHANGES IN SECURITIES:

           In February 2001, the registrant issued an aggregate of 25,400 shares of Common Stock, having an aggregate value of $29,972, to three investors in consideration of distribution, promotion and consulting services to be provided pursuant to agreements between the registrant and such investors. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act, and the certificates representing the shares bear a legend to that effect.

           In March 2001, the registrant issued 78,000 shares of Common Stock in exchange for 100,000 shares of Net4Music S.A. pursuant to the exercise of a right under the Put and Call Agreement dated August 11, 2000 among the registrant and certain security holders of Net4Music S.A. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, and the certificate representing the shares bears a legend to that effect.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None

ITEM 5.    OTHER INFORMATION:

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS:  None

           (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 21, 2001                    CODA MUSIC TECHNOLOGY, INC.


                                       By: /s/ Philip Sean Lafleur
                                           -------------------------------------
                                               Philip Sean Lafleur,
                                               Chief Executive Officer



                                       And: /s/ Barbara S. Remley
                                            ------------------------------------
                                                Barbara S. Remley,
                                                Chief Financial Officer