Form 10KSB40/A
period 2000-12-31
NET4MUSIC INC
filed 2001-08-20
CIK 920707

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                              FORM 10-KSB/A (NO. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          Commission File No.: 0-26192


                                 NET4MUSIC INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)


           MINNESOTA                                          41-1716250
--------------------------------                         ----------------------
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
YES   X    NO
   ------     ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

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

Transitional Small Business Disclosure Format (check one).  YES      NO  X
                                                               -----   -----


================================================================================

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Net4Music Inc. ("Net4Music" or the "Company"), a Minnesota corporation, provides products to music educators, music makers and the music publishing industry that enhance the processes of composing, distributing, teaching, learning and playing music. Net4Music provides the technologies, products and services to optimize the entire music maker supply chain. Net4Music believes it is uniquely positioned to provide a range of independent yet complementary products to the music industry in such areas as digital music rights and rights management technologies, music notation software, accompaniments, and education software and content. Net4Music is currently an international company with a comprehensive set of rights to compositions, software and other technologies and content, all of which Net4Music anticipates managing in such a way as to significantly change the supply chain of creating, publishing, distributing, teaching, learning and performing music.

TRANSACTION WITH NET4MUSIC S.A.

        Net4Music, formerly known as Coda Music Technology, Inc., changed its name in October 2000 in connection with a transaction that resulted in the combination of Net4Music's business with that of Net4Music S.A., a French company. As a result of the transaction, Net4Music S.A. is now a majority-owned subsidiary of Net4Music. Net4Music S.A. believes it is pioneering a revolutionary approach to the publication, promotion, and distribution of sheet music by providing digital distribution of the world's largest catalogue of titles and offering associated services. Net4Music S.A. currently receives revenues by selling, via its website, sheet music from the Net4Music.com database both to consumers and to businesses, by providing online services to musicians and from various operating alliances with other Internet websites. Net4Music S.A.'s core business is focused on marketing quality digital sheet music. In this regard, Net4Music S.A.'s strategy has allowed it to rapidly become a competitive Internet-oriented company in the sheet music industry. Building upon this core competency, Net4Music S.A.'s ultimate corporate mission is to become a leading provider of a wide array of Internet-based products and services enabling music publishers to adapt to the changes in the music industry.

        The traditional structure of the music industry consists of multiple segments, including production studios, publishers, distributors and labels. The role of publishers is to promote the artists they represent and collect revenues related to: (i) the sale of sheet music, (ii) the collection of performance rights royalties, which they can obtain from collecting organizations such as BMI in the USA and SACEM in France, (iii) the collection of mechanical rights royalties, which they receive from labels when the labels distribute a CD and (iv) the collection of synchronization rights royalties which are paid mostly by advertising and multi-media agencies as well as film companies. Prior to the October 2000 transaction, Net4Music S.A. identified the sheet music segment of the publishing industry as an inefficient market where significant benefits will result from the use of the Internet to reshape the traditional industry publishing and distribution chain. In addition to focusing on correcting this perceived weakness, an important part of Net4Music's combined business after the October 2000 transaction will be to further use the sheet music Internet market segment as a platform to develop online publishing services so that music makers can directly publish and distribute their music. Net4Music S.A. ultimately wants to create a community where any artist can publish, promote and distribute music in real time to an audience of millions.

        Net4Music believes that the transaction with Net4Music S.A. furthered its strategic goal to grow and diversify its business. The Net4Music board of directors endorsed the transaction with Net4Music S.A. after considering the following factors, among others:

          o Net4Music S.A.'s ability to further Net4Music's strategic goal to grow and diversify its operations, particularly with respect to its Internet business.

          o The benefits and costs of Net4Music S.A.'s product and technology development efforts.

          o Net4Music S.A.'s business, operations, earnings and financial condition, including its licensing relationships with music publishers, technological capabilities, capital levels and asset quality, on both an historical and prospective basis; the operating philosophy, competence, experience and integrity of Net4Music, S.A. and its management and its market share and growth prospects.

          o Net4Music S.A.'s access to capital resources as compared to Net4Music's access.

          o The perceived synergy between Net4Music S.A.'s product offerings and Net4Music's product offerings, including the perceived ability to improve the quality and scope of the companies' respective product offerings by integrating various aspects of each others products and services and the ability for Net4Music to leverage Net4Music S.A.'s Internet operations.

THE COMBINED COMPANIES

        Prior to its acquisition of Net4Music S.A., Net4Music was itself an established company providing a wide range of music notation software, accompaniments and education software and content that enhance the music making experience and make learning music more fun and interactive. Net4Music believes its acquisition of Net4Music S.A. will help it build upon its established competitive position by improving and diversifying its product offerings and improving the content offered in its software and education products, improving its Internet technology, creating strategic relationships with major music publishers, expanding its customer base and increasing the efficiency of its marketing efforts by improving cross-marketing efforts for related and complementary products. Net4Music believes that it is uniquely positioned to provide a range of independent yet complementary products as a result of its acquisition of Net4Music S.A.

        Net4Music's goal is to help musicians make music and to establish new standards in the music industry for musicians, including music publishing, education, distribution and performance.

        Net4Music provides products that enhance the processes of composing, distributing, teaching, learning and playing music. Net4Music is combining music rights and technologies to create compelling online music making and music education products that will be as useful and instructive as they are fun and entertaining. These related product offerings will be marketed under the name SmartMusic(R). SmartMusic is a Net4Music brand that refers to:

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

        Customers benefit both from the value of each product and from the integration between them. Net4Music's goals are to help musicians compose music and to establish new standards in the music industry for musicians, including music publishing, education, distribution and performance

        SHEET MUSIC THAT IS SMART. In 2001, SmartMusic(R) Viewer(TM) will offer digital sheet music that makes published music readily accessible and more valuable to the customer. This is because SmartMusic Viewer sheet music is developed with Net4Music's proprietary Finale(R) music notation technology, the music publishing industry standard. Once in the Finale file format, sheet music can be archived on servers and delivered electronically to customers at home or school via new channels of distribution and delivery systems. Customers can then view and hear the music and even customize it to match their instrument and preferred key.

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

        MUSIC PRACTICE TOOLS THAT ARE SMART. Intelligent Accompaniment is just one of the key features of SmartMusic, a complete music practice system. SmartMusic provides a tuner, metronome and vocal warm-ups. Musicians can transpose the accompaniments, put difficult passages into practice loops and listen to how their solo line is correctly played.

        At the heart of SmartMusic is a growing library of accompaniments for over 5,000 titles and 50,000 skill development exercises. These range in difficulty from beginner to hobbyist to professional and include genres such as classical, jazz, music theater, pop, rock, spiritual, patriotic and educational. The accompaniments, created by expert musicians, are great fun to play with and take advantage of the Intelligent Accompaniment technology. They provide the musical environment in which music makers can improve their skills most rapidly while having fun.

        To support its technology and in order to strengthen its position in the music market and to become a key resource, Net4Music has agreements with major publishers and distribution sites. Net4Music distributes digitized sheet music from more than 340 publishers through long-term license agreements. Net4Music's agreements with major international publishers include:

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

          o Schott, which is based in Germany, is one of the world's largest publishers of classical music. Under this non-exclusive agreement, Net4Music will engrave and distribute digitized sheet music from Schott's best catalog, strengthening Net4Music's competitive position in the arena of online distribution of classical sheet music.

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

        Net4Music has entered into license agreements with top music publishers. These license agreements allow us to produce synthesized versions of musical arrangements for use with the SmartMusic Studio system. Net4Music has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products, which respond in real-time to the musician.

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

        FINALE NOTATION FAMILY. Net4Music believes it is a market leader in music notation software with its Finale family of products for use with Macintosh(R) and Windows(R) PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI (musical instruments digital interference) equipped electronic music keyboard or other MIDI equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

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

        Finale Allegro(R) product, a value version of the powerful Finale music notation software product, was introduced in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. We released Allegro 98 in 1998, the first update since the product was first developed. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create "lead sheets" for other musicians, and is therefore known as, "The MIDI User's choice for music notation." The Allegro 2000 upgrade was introduced in February 2000 and is capable of exchanging files with both Finale 2000 and PrintMusic! 2000.

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

        LARGE DATABASE OF DIGITIZED SHEET MUSIC. Net4Music's database is one of the world's largest with respect to digitized sheet music, including music from all genres. The music industry knowledge of the Net4Music team ensures the quality of both the sheet music and the selection of titles.

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

        WEBSITE. In 1999 Net4Music started focusing on the Internet. Website development expense consists primarily of expenses required for design and development of the Net4Music website and underlying technology infrastructure. These expenses mainly include payments to third party service vendors and personnel costs.

        CONTENT. Content development consists primarily of payroll and payments to a third party for the engraving of digital sheet music. In 2000, the payroll and payments to third parties for the development of repertoire for SmartMusic accompaniments were added to content development.

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

        FINALE. Product development costs, or its related sales, are not included in Net4Music's financial results prior to the transaction on October 19, 2000. However, prior to that date Coda, to maintain its competitive position in the music notation marketplace, over the past six years has focused its continuous improvement efforts on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release, but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $149.95.

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

PATENTS

        Net4Music has licensed, on a worldwide basis for the life of the patent, from Carnegie Mellon University ("CMU") the use of the U.S. patent, which covers the automated accompaniment that listens to and follows tempo changes from a live performance. Net4Music has further developed this technology and patented additional features. Net4Music has obtained five patents, in addition to the CMU patent, that protect improvements to the user control of the software, certain aspects of the repertoire file which enhance the following capabilities of the software, enhancements to the following algorithm, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features developed by Net4Music and the ability of Net4Music to develop an extensive library of repertoire over the next several years, Net4Music does not believe that it will be materially adversely affected by the expiration of the CMU patent in 2005.

        Net4Music's Finale product is covered by three separate patents, which protect the data structure, the ability to enter music into the product by tapping tempo with a pedal device or computer keyboard, and the method of automatically assigning guitar fingerboards to a notated chord. These patents are licensed from Wenger Corporation on a royalty-free, exclusive, worldwide basis for the life of the patents, which expire between 2008 and 2012.

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

MANUFACTURING

        Printing of user manuals and packaging and manufacture of related materials are performed to our specifications by outside subcontractors. Currently, BBI Computer Systems, Inc. ("BBI") provides key-disk protection for accompaniment products. While BBI is not the only seller of copy disk protection, Net4Music has a significant investment in incorporating their protection mechanism into the accompaniment product inventory. We do not have any material agreement with BBI. No other products are vendor specific. Net4Music currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying the accompaniment floppy disks and other product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages. Although our relationship with outside subcontractors are important, we believe other sources of such services are available in that our operations will not be materially disrupted if we were to change service providers.

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

        WE ARE DEPENDENT UPON OUR INTERNET BUSINESS AND ACCOMPANIMENT SALES. The market penetration for Net4Music products is, to a large extent, closely linked to intensive use of the Internet. Particularly, we believe our ability to increase our revenues is substantially related to our ability to increase ongoing accompaniment sales through the Internet. As a result, our success depends on continued growth in Internet use. A number of uncertainties related to the Internet exist. If the Internet develops more slowly than projected or we experience problems developing and maintaining our Internet operations, our sales, operating results and financial condition could be adversely affected.

        WE ARE DEPENDENT UPON OBTAINING AND MAINTAINING LICENSE AGREEMENTS WITH MUSIC PUBLISHERS, OF WHICH THERE IS A LIMITED NUMBER. The world market for sheet music is highly concentrated among a limited number of publishers. Our contracts with several major publishers are not all exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. Net4Music has also entered into license agreements with leading music publishers that provide access to certain musical titles for accompaniment development. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly the limit ability to market Internet products and services and SmartMusic products.

        CERTAIN OF OUR PRODUCTS HAVE LIMITED AND FLUCTUATING SALES. Net4Music has only recently begun sales of sheet music on the Internet and SmartMusic Studio products have achieved only limited sales since their introduction. There can be no assurance that Internet or SmartMusic Studio product sales will achieve significantly higher levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades.

        THE RATE OF CONVERSION OF VISITS TO OUR WEBSITE INTO ORDERS FOR SHEET MUSIC OR MIDI FILES REMAINS LOW AND THE DIFFERENCE BETWEEN THE TWO GROWTH CURVES CONTINUES TO INCREASE. The average number of daily visits to our website is at present approximately 8,000 resulting in approximately 80 orders for goods. The number of visits to our web site has increased by 800% over the last five months, whereas the number of orders for goods has increased by only 600% over the same period. Should this trend continue in the medium term, sales forecasts will need to be reduced and an adjustment made to the estimated gross sales.

        WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND EXPECT SUCH LOSSES TO CONTINUE. Net4Music has incurred operating losses since inception, and will continue to incur such losses in the future. Such losses will include non-cash expenses due to the amortization of goodwill and other intangible assets to be recorded as a result of the transaction with Net4Music S.A. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to its development and marketing efforts, among others things. There can be no assurance that we will ever be able to operate profitably or provide an economic return to the investors.

        WE FACE INTENSE COMPETITION. Competition in the digital sheet music distribution is strong and may increase, particularly if the few major traditional music distributors and publishers decide to become Internet providers of digital sheet music. While competition for the SmartMusic Studio products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Some of the companies with which we compete, and may compete in the future, have significantly greater financial and other resources than our resources. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and developments efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.

        RAPID TECHNOLOGICAL CHANGES AND OBSOLESCENCE MAY ADVERSELY AFFECT OUR BUSINESS. We operate in an industry greatly affected by technological changes. While we are not currently aware of any significant technological changes that may affect our current technology base, continued advancements in computer software, hardware and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. For example, many of the PDFs (portable document files) in our database may not be usable without modification if an incompatible international format is adopted. Further, we could face market share losses depending on the growth of the use of alternative technologies that transcribe MIDI files into sheet music. Finally, the proprietary technology we license for use in securing transactions (secure music distribution engine) with end users will be effective for only a limited period by reason of technological change. Net4Music must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.

        ADDITIONAL GOVERNMENT REGULATION OF THE INTERNET MAY IMPAIR OUR ABILITY TO FULLY DEVELOP AND UTILIZE THE INTERNET AS A MARKETING AND DISTRIBUTION MEDIUM. Today, there are relatively few enacted laws specifically directed towards online services, and the applicability and scope of such laws is still uncertain as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S. Compliance with foreign laws may require us to change our business practices or restrict our service offerings to an extent that may harm our financial results. Further, changes to existing laws or the passage of new laws affecting the Internet could directly affect the way we do business, create uncertainty on the Internet, reduce demand for our services, increase the cost of doing business, or otherwise harm our business. Our failure to comply with domestic or foreign laws could also subject us to penalties ranging from fines to bans on our ability to offer our services.

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

        The Company's Common Stock traded on the The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol COMT until October 19, 2000. As of October 19, 2000, it trades under the symbol NMUS.

                                             2000                1999
                                      -----------------     ---------------
                                        High       Low      High      Low
---------------------------------------------------------------------------
                      First Quarter     $5.41     $2.50     $2.13    $1.31
                -----------------------------------------------------------
       Common        Second Quarter     $4.25     $3.38      2.50     1.19
                -----------------------------------------------------------
        Stock         Third Quarter     $4.17     $3.50      6.00     2.41
                -----------------------------------------------------------
                     Fourth Quarter     $3.50     $2.25      3.88     2.19
---------------------------------------------------------------------------

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

        On October 19, 2000, Coda Music Technology, Inc. changed its name to Net4Music Inc. in connection with its acquisition of Net4Music S.A. Under Generally Accepted Accounting Principles ("GAAP"), the Net4Music S.A. and Coda business combination was deemed to be a reverse acquisition of Coda by Net4Music S.A. (See Notes 3 and 4 to the Financial Statements). According to GAAP, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. Therefore, the following discussions include the results of Coda only for the period subsequent to October 19, 2000.

RESTATEMENT

Based on a Securities and Exchange Commission review, the consolidated financial statements for year ended December 31, 2000 have been restated. The Company has reduced the estimated useful lives of goodwill and certain identifiable intangible assets and has not considered as a minority interest the shares in our subsidiary, Net4Music S.A., that were not converted in the Coda reverse acquisition. The effect of these changes on the 2000 statement of operations was to increase the net loss by $720,000 to $11,831,000 and increase the net loss per share to $(.96) from $(.94).

                                                                  (In 000's)
                                                                 -----------
Net loss as previously reported                                  ($11,111)
Increase in amortization expenses                                     205
Eliminate allocation of loss to minority interest                     515
                                                                 ----------
Net loss as restated                                             $(11,831)



RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

        NET REVENUE. Net revenue for the year ended December 31, 2000 were $1,454,000 as compared to $299,000 for the year ended December 31, 1999. Net revenue consists of software sales of $1,286,000 and the remainder consists primarily of website sales and engraving services. Effective October 19, 2000 Net4Music S.A. and Coda Music Technology, Inc. entered in to a reverse acquisition (See Note 4 to the financial statements) and as a result Coda Music Technology, Inc. software sales are included effective October 20, 2000. Software sales are sales of Coda products Finale, Finale Allegro, PrintMusic!, SmartMusic Studio, SmartMusic Studio Applications and Intonation Trainer since the date of the reverse acquisition. Sales for 1999 are solely those of Net4Music S.A. and compare to Net4Music S.A. sales of $168,000 in 2000.

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

        GROSS PROFIT (LOSS). Gross profit was $1,125,000 for the year ended December 31, 2000 as compared to a negative gross profit of $(279,000) for the year ended December 31, 1999. This reflects the Company's addition of Coda software sales after the date of the reverse acquisition as described above and increased Internet emphasis. Cost of sales for software sales include product costs and royalties paid to publishers. Costs of sales related to online product sales includes royalties paid to publishers, credit card fees and handling and shipping for hard copies sold through the Partitor website. The negative gross profit in 1999 relate primarily to kiosks, which were being phased out in 1999. Cost of sales for kiosks consisted primarily of the royalties paid to publishers and the cost of prepaid cards

        WEBSITE DEVELOPMENT. Website development expenses were $1,106,000 for the year ended December 31, 2000 in comparison to $386,000 for the year ended December 31, 1999. This reflects the change of direction for Net4Music in 1999 when it decided to start focusing on the Internet. Website development expense continues to consist primarily of expenses required to improve the design and develop additional features for the Net4Music website and other underlying technology infrastructure. These expenses mainly include payments to third party service vendors and personnel costs.

        CONTENT AND PRODUCT DEVELOPMENT. Content and product development expenses totaled $1,226,000 for the year ended December 31, 2000 in comparison to $310,000 for the year ended December 31, 1999. Development costs increased due to the personnel costs for software development at Coda incurred after the completion of the reverse acquisition on October 19, 2000 (See Note 4 of the financial statements). Content development expenses also include personnel costs and payments to a third party for the engraving of digital sheet music, which increased in level from 1999 to 2000.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $6,165,000 for the year ended December 31, 2000 in comparison to $1,173,000 for the year ended December 31, 1999. Of the increase, 15% is from sales and marketing expenses relating to the Coda software business after the October 19, 2000 reverse acquisition (See Note 4 of the financial statements). The remainder of the increase reflects Net4Music's strong commitment to promote its Net4Music website, which was launched in December 1999. Total selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4,692,000 for the year ended December 31, 2000 in comparison to $2,366,000 for the year ended December 31, 1999. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities and other general corporate expenses. Increased expenses relate to the addition of facilities as a result of the reverse acquisition effective October 19, 2000, costs of being a global public company, amortization of goodwill and depreciation of the write up in assets as a result of the reverse aquisition (See Note 4 of the financial statements).

        INTEREST INCOME AND EXPENSE. Net interest income was $289,000 for the year ended December 31, 2000 in comparison to a net $108,000 expense for the year ended December 31, 1999. The increase relates to additional funding obtained as a result of a private placement completed in May 2000. Interest income consists of earnings on cash and cash equivalents.

        FOREIGN EXCHANGE LOSS. Net4Music recognized a foreign exchange loss of approximately $55,000 and $1,000 for the years ended December 31, 2000 and December 31, 1999, respectively, due to its international operations.

        INCOME TAX. Due to operating losses Net4Music recorded only a $1,000 and $7,000 minimum tax for the years ended December 31, 2000 and 1999, respectively.

        LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $9,981,000 for the year ended December 31, 2000 and $3,790,000 in 1999. Net cash used in operating activities for both periods consisted primarily of net losses of $10,422,000 net of depreciation and amortization in 2000 and $4,374,000 net of depreciation and amortization in 1999. Increases in accounts receivable, inventories, accounts payable, accruals for product returns, and accrued liabilities in 2000 compared to 1999 primarily reflect the acquisition of Coda in October 2000.

        Net cash used in investing activities was $1,354,000 for the year ended December 31, 2000. Net cash used in investing activities for this period consisted of capitalized costs related to the reverse acquisition of Coda Music Technology ($552,000), purchases of property and equipment and intangibles ($750,000), and the net purchase of short-term investments ($74,000). Net cash used in investing activities for the year ended December 31, 1999 was $1,175,000, virtually all of which related to purchases of property and equipment and intangibles.

        Cash provided by financing activities during the year ended December 31, 2000 totaled $16,477,000 and was $9,049,000 for the year ended December 31, 1999. The sources were primarily funds raised through private sales of securities by Net4Music S.A, $16,855,000 in 2000 and $9,252,000 in 1999.

        Net4Music anticipates additional capital expenditures in connection with its expected growth in operations and infrastructure. Net4Music will need to continue to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development. On March 14, 2001, the Company announced a plan to streamline its operations and reduce operating expenses. U.S. marketing and accounting support operations are being consolidated into the Minneapolis office and the New York office will be closed effective April 30, 2001. Workforce reductions in other offices and other expense reductions are also planned. Workforce reductions are expected to result in a restructuring charge of $285,000 in the first quarter of 2001.

        As of December 31, 2000, Net4Music had in cash and short-term investments of $10.0 million and a VAT receivable of $1.0 million. Net4Music currently anticipates that its available cash resources will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months.

        NEW ACCOUNTING PRONOUNCEMENTS. Refer to note 3 in the audited financial statements.

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

As more fully described in Note 2, the December 31, 2000 financial statements have been restated to reflect a reduction in the lives of certain intangible assets and to correct an error in the application of generally accepted accounting principles for minority interests.


                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 16, 2001, except for
   Note 2 as to which the
   date is August 20, 2001

                                 Net4Music Inc.

                           Consolidated Balance Sheets
              (In thousands of U.S. dollars, except per share data)

                                                                   DECEMBER 31
                                                             ----------------------
                                                               2000          1999
                                                             --------       -------
ASSETS                                                       RESTATED
Current assets:
  Cash and cash equivalents                                  $  9,090        $4,106
  Short-term investments                                          917            --
  Accounts receivable (net of allowance of $118 and $279
    as of December 31, 2000 and 1999, respectively)               580            52
  Inventories                                                     312            --
  Prepaid expenses                                                452           165
  Other current assets                                            965           499
                                                             --------        ------
Total current assets                                           12,316         4,822

Property and equipment, net                                     1,710           567
Intangible assets, net                                         27,110           433

Other non-current assets                                          129            18




                                                             --------        ------
Total assets                                                 $ 41,265        $5,840
                                                             ========        ======

                                                                   DECEMBER 31
                                                             ----------------------
                                                               2000          1999
                                                             --------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY                         RESTATED
Current liabilities:
  Accounts payable                                           $  1,427       $   836
  Reserve for product returns                                     169            --
  Accrued expenses and other current liabilities                1,781           539
  Deferred revenue                                                 42            --
  Current portion of long-term debt                               230           132
  Current portion of capital lease obligations                    572           339
  Advances received from shareholders                              --             1
                                                             --------       -------
Total current liabilities                                       4,221         1,847

Commitments and contingencies

Long-term debt, net of current portion                            501           426
Capital lease obligations, net of current portion                 208           568


Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 65,000,000 and 30,000,000 in
      2000 and 1999, respectively
    Issued and outstanding shares - 18,384,275 in 2000            184            --
  Common stock:
    Ordinary shares, FRF 1 ($0.15) par value in 1999:
      Issued and outstanding shares - 4,711,044 in 1999            --         1,077
    Class A shares, FRF 1 ($0.15) par value in 1999:
      Issued and outstanding shares - 2,730,000 in 1999            --           540
  Additional paid-in capital                                   55,642         8,191
  Accumulated deficit                                         (18,656)       (6,825)
  Accumulated other comprehensive income                           83            65
  Deferred compensation                                          (918)          (49)
                                                             --------       -------
Total shareholders' equity                                     36,335         2,999
                                                             --------       -------
Total liabilities and shareholders' equity                   $ 41,265       $ 5,840
                                                             ========       =======

See accompanying notes.

                                 Net4Music Inc.

                      Consolidated Statements of Operations
              (In thousands of U.S. dollars, except per share data)


                                                             YEAR ENDED DECEMBER 31
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
                                                             RESTATED
Net revenues                                                 $  1,454      $    299
Cost of sales                                                     329           578
                                                             --------      --------
Gross profit (loss)                                             1,125          (279)

OPERATING EXPENSES
Website development expenses                                    1,106           386
Content and product development expenses                        1,226           310
Selling and marketing expenses                                  6,165         1,173
General and administrative expenses                             4,692         2,366
Restructuring charges                                              --         1,201
                                                             --------      --------
                                                              (13,189)       (5,436)
                                                             --------      --------
Loss from operations                                          (12,064)       (5,715)

Interest expense                                                  (83)         (154)
Interest income                                                   372            46
Foreign exchange loss                                             (55)           (1)
                                                             --------      --------
Loss before income tax                                        (11,830)       (5,824)

Income tax                                                         (1)           (7)
                                                             --------      --------
Net loss                                                     $(11,831)     $ (5,831)
                                                             ========      ========

Basic and diluted loss per common share                      $  (0.96)     $  (1.47)
Weighted average common shares outstanding                  12,297,527     3,966,196

See accompanying notes.

                                 Net4Music Inc.

                 Consolidated Statement of Shareholders' Equity
                (In thousands of U.S. dollars, except share data)

                           COMMON STOCK                                          ACCUMULATED
                        ------------------   ADDITIONAL                             OTHER     SHAREHOLDERS'
                           TOTAL              PAID-IN   ACCUMULATED  DEFERRED   COMPREHENSIVE    EQUITY
                           SHARES    AMOUNT   CAPITAL     DEFICIT   COMPENSATION    INCOME      (DEFICIT)
                        -----------------------------------------------------------------------------------
Balance at December 31,
  1998                   1,794,000   $ 457    $    44   $   (994)    $    --        $  17       $  (476)
  Issuance of ordinary
    shares at par value  2,917,044     620      2,698         --          --           --         3,318
  Issuance of Class A
    shares               2,730,000     540      5,394         --          --           --         5,934
  Deferred compensation         --      --         55         --         (55)          --            --
  Amortization of
    deferred
    compensation                --      --         --         --           6           --             6
  Comprehensive loss:
    Net loss                    --      --         --     (5,831)         --           --        (5,831)
    Translation
      adjustment                --      --         --         --          --           48            48
                                                                                               --------
    Comprehensive loss                                                                           (5,783)
                        ----------   -----    -------   ---------    -------        -----       -------
Balance at December 31,
  1999                   7,441,044   1,617      8,191     (6,825)        (49)          65         2,999
  Issuance of common
    shares               6,421,809   1,138     16,481         --          --           --        17,619
  Reverse acquisition
    with Coda            6,428,264  (2,552)    29,316         --          --           --        26,764
  Shares related to
    put and call
    agreements and
    reverse
    acquisition with
    Coda                (2,483,823)    (25)        25         --          --           --            --

  Deferred
    compensation  -
    unvested Coda
    options at October
    19, 2000                    --      --        423         --        (423)          --            --
  Exercise of stock
    options and
    warrants               552,581       6        633         --          --           --           639
  Issuance of stocks,
    stock options and
    warrants for
    services                24,400      --         80         --          --           --            80
  Deferred
    compensation -
    options granted
    below fair value            --      --        493         --        (493)          --            --
  Amortization of
    deferred
    compensation                --      --         --         --          47           --            47
  Comprehensive income:
    Net loss                    --      --         --    (11,831)         --           --       (11,831)
    Translation
      adjustment                --      --         --         --          --           18            18
                                                                                                -------
    Comprehensive loss                                                                          (11,813)
                        ----------   -----    -------   ---------    -------        -----       -------
Balance at December 31,
  2000 (Restated)       18,384,275   $ 184    $55,642   $(18,656)    $ (918)        $  83       $36,335
                        ==========   =====    =======   =========    =======        =====       =======



See accompanying notes.

                                 Net4Music Inc.

                      Consolidated Statements of Cash Flows
                         (In thousands of U.S. dollars)


                                                                    YEAR ENDED DECEMBER 31
                                                                   ------------------------
                                                                      2000           1999
                                                                   ------------------------
                                                                    RESTATED
OPERATING ACTIVITIES
Net loss                                                            $(11,831)      $(5,831)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of intangible assets                                      995           201
  Depreciation and amortization of property and equipment                367         1,256
  Amortization of deferred compensation                                   47            --

  Issuance of stock options and warrants for services                     80            --
  Other                                                                                (51)
  Increase (decrease) in cash from:
    Accounts receivable                                                   99           146
    Inventories                                                          (83)           --
    Other current assets                                                (462)         (403)
    Prepaid expenses                                                    (201)         (143)
    Accounts payable                                                     342           459
    Advances from shareholders                                            (1)           --
    Accrued liabilities and product returns                              683           578
    Deferred revenue                                                     (16)           (2)
                                                                    --------       -------
Net cash used in operating activities                                 (9,981)       (3,790)

INVESTING ACTIVITIES
Purchases of property and equipment and intangibles                     (750)       (1,177)
Purchase of business                                                    (552)           --
Other                                                                     22             2
Net purchases of short-term investments                                  (74)           --
                                                                    --------       -------
Net cash used in investing activities                                 (1,354)       (1,175)

FINANCING ACTIVITIES
Cash proceeds from issuance of shares                                 16,855         9,252
Increase in long-term debt                                               571           213
Payments on long-term debt                                              (475)         (416)
Payments on capital leases                                              (474)           --
                                                                    --------       -------
Net cash provided by financing activities                             16,477         9,049

Effect of exchange rate changes on cash                                 (158)           --
                                                                    --------       -------
Net increase in cash and cash equivalents                              4,984         4,084
Cash and cash equivalents, beginning of year                           4,106            22
                                                                    --------       -------
Cash and cash equivalents, end of year                              $  9,090       $ 4,106
                                                                    ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $     83       $   151
                                                                    ========       =======

Non-cash transactions:
  Issuance of common stock for music distribution rights            $  1,403       $    --
                                                                    ========       =======
  Equipment purchased with capital leases                           $    347       $    --
                                                                    ========       =======


See accompanying notes.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements


1. BUSINESS AND ORGANIZATION

Net4Music Inc., formerly known as Coda Music Technology, Inc. ("Coda"), and subsidiaries (the "Company") is the result of the October 2000 reverse acquisition of Coda and Net4Music S.A. The acquisition was accounted for as a reverse acquisition with Net4Music S.A. treated as the accounting acquirer (see
Note 4). The financial statements of Net4Music S.A. are presented as the historical financial statements of the Company for all periods presented. The results of operations for Coda are included under purchase accounting from the October 19, 2000 acquisition date forward.

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

With prepaid cards, users could acquire digital sheet music stored on interactive kiosks and print when required. In 1999, Net4Music S.A. acquired the business of its main competitor in France, Informusique. The major part of this acquisition was its website, www.partitor.com. Net4Music S.A.'s activity then evolved toward the Internet through the development of the website, www.net4music.com, partly with Partitor technologies and the development of its content through the negotiation of musical works distribution agreements with publishers. Net4Music S.A. decided to stop its distribution activity through interactive kiosks (see Note 3) in order to concentrate on the website development officially launched in December 1999. The website provides editorial and pedagogical information on music, and users can purchase downloadable sheet music and MIDI files.

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

2.  RESTATEMENT

Based on a Securities and Exchange Commission review, the consolidated financial statements for year ended December 31, 2000 have been restated. The Company has reduced the estimated useful lives of goodwill and certain identifiable intangible assets and has not considered as a minority interest the shares in our subsidiary, Net4Music S.A., that were not converted in the Coda reverse acquisition. The effect of these changes on the 2000 statement of operations was to increase the net loss by $720,000 to $11,831,000 and increase the net loss per share to $(.96) from $(.94).

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



                                                                     (In 000's)
                                                                     ---------
Net loss as previously reported                                       ($11,111)
Increase in amortization expenses                                          205
Eliminate allocation of loss to minority interest                          515
                                                                      --------
Net loss as restated                                                  $(11,831)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Through October 19, 2000, the consolidated financial statements include the accounts of Net4Music S.A. (or Predecessors) and its wholly-owned subsidiaries, Net4Music New York Inc. incorporated in the U.S.A. and Notmad located in Madagascar. From October 20, 2000, the consolidated financial statements include the accounts of Net4Music, Inc. and its majority-owned subsidiaries following the reverse acquisition of Coda and Net4Music S.A.

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

REVENUE RECOGNITION

Software revenue is primarily derived from the sale of "off the shelf" products, easily installed and used by the customer. Software revenue is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." Pursuant to SOP 97-2, software revenue is recognized when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant.

Customers are entitled an upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers all revenue recognition for products that were sold within the upgrade replacement window, until such time that the upgrade is shipped.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues from sheet music sales are recognized at the time of delivery. Rentals of interactive kiosks were spread over the renting duration. Sales through kiosks were discontinued in 1999.
Engraving services are generally contained within distribution agreements, and music works are, in some cases, digitized by the Company and corresponding costs charged to the publisher at the time of delivery.

Engraving services are generally contained within distribution agreements, and music works are, in some cases, digitized by the Company and corresponding costs charged to the publisher at the time of delivery.

RESTRUCTURING CHARGES

As a result of Net4Music S.A.'s management's decision in December 1999 to stop its distribution activity through interactive kiosks, restructuring charges were recorded consisting primarily of the write-off of capitalized leased interactive kiosks and related development costs ($816,000) along with accrued interest on lease contracts ($92,500). The restructuring activity rollforward as of December 31, 1999 and 2000 was as follows:

                       Initial
                        Accrual         Usage        Dec 31, 1999         Usage       Dec 31, 2000
                       ---------      ---------      ------------        -------      ------------
Fixed Assets           $ 816,000      $(816,000)         $    --         $    --         $    --

Fixed assets -
Corporate

Development              175,000       (175,000)              --              --              --

Accrued
interest on
lease settlements         92,500         (4,500)          88,000         (55,000)         33,000

Other                    117,000       (117,000)              --              --              --
                      $1,200,500    $(1,112,500)         $88,000        $(55,000)       $ 33,000


NET LOSS PER SHARE

Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded as their effect is anti-dilutive.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Weighted average shares used in the calculation of net loss per share are as follows:

                                                               2000          1999
                                                           ----------      ---------
  Weighted average shares outstanding                      11,802,120      3,966,196
  Weighted average effect of shares issuable under put
    and call arrangements                                     495,407             --
  Net weighted average shares                              12,297,527      3,966,196


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

WEBSITE DEVELOPMENT

Costs incurred in the development of the Company's web site are capitalized in accordance with the Emerging Issues Task Force ("EITF") No. 00-02, Accounting for Web Site Development Costs.

Application development stage costs are capitalized and amortized on a straight-line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant modifications of the site in response to the rapid rate of change in the Internet industry and technology in general.

Website development expenses in the Statement of Operations are primarily non-capitalized development costs and the amortization costs of capitalized expenses as well as costs dedicated to site maintenance and minor improvements. Costs of preliminary studies of the functional

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


analysis and website post-implementation costs are expensed as incurred.

CONTENT DEVELOPMENT

Content development expenses for sheet music (the costs of entering and engraving music under digital format) are expensed as incurred. Some distribution agreements stipulate that the publisher pays for a portion of these costs according to a contractual rate; these amounts are recorded as engraving service revenues.

SOFTWARE DEVELOPMENT

Costs incurred in the development of software products are capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The capitalized amount represents costs of producing product masters for new songs as technological feasibility has been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a period based on the current and expected future revenue from the product or the straight-line method, not to exceed three years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of software development expenses may not be recoverable.

In 2000, the company capitalized approximately $2.3 million related to software products allocated as the fair value acquired in the reverse acquisition with Coda, which is discussed as part of goodwill and acquired identifiable intangible assets.

REPERTOIRE DEVELOPMENT COSTS

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PATENTS AND TRADEMARKS

The Company capitalizes the costs associated with obtaining patents, trademarks and Internet domain names. These costs are being amortized from 3 to 10 years depending on their estimated useful lives.

GOODWILL AND ACQUIRED IDENTIFIABLE INTANGIBLE ASSETS

Goodwill, which represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired, is being amortized on a straight-line basis over 10 years. The identified intangible assets acquired consists mainly of the value of repertoire development costs, amortized over 3 years; software products, amortized over 5 years; Coda trade name, amortized over 10 years; Coda website, amortized over 3 years; distributor/dealer network, amortized over 5 years; acquired workforce, amortized over 3 years; and customer lists, amortized over 5 years.

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INVENTORIES

Inventories are stated at the lower of weighted average cost or market and consist of finished products and components.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances indicate that the fair value of the identified intangible assets, based on discounted cash flows, may be less than the carrying value, the asset will be written down to the value of estimated discounted future cash flows. The discount rate will be based on the Company's current cost of capital.

Enterprise level goodwill not identified with specific asset groups is evaluated for impairment if changes in market conditions or competitive position, changes in technology, or loss of patent protection or profitability of significant product lines indicate an impairment may have occurred. In that case, impairment would be assessed using the estimated future cash flows of the enterprise. If the residual fair value of the enterprise is less than the carrying value of goodwill, an impairment charge will be recorded.

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



4. BUSINESS ACQUISITIONS

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

In the transaction, certain shareholders of Net4Music S.A. received approximately 11,379,000 shares of Coda common stock, certain Net4Music S.A. option and warrant holders received Coda options and warrants, and the remaining shareholders and option and warrant holders entered into a put and call agreement. The put and call agreement provides that the parties to the agreement can, at any time during the five-year period following the acquisition, require the Company to acquire their shares of Net4Music S.A. in exchange for the Company's stock based on the same conversion ratio applicable to the Net4Music S.A. shares at the acquisition date. Additional paid-in capital includes the shares held in the put and call agreement.

The purchase price of approximately $26,764,000, including the fair value of Coda's common stock and its vested options and warrants at the acquisition date, and acquisition-related costs of $1,234,000 have been allocated based on the estimated fair value of the assets and liabilities of Coda deemed for accounting purposes to have been acquired by Net4Music S.A. The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,191,000 and is being amortized using the straight-line method over a range of 3 to 10 years. The excess purchase price was allocated as follows: goodwill--$19,678,000, software products--$2,304,000, Coda trade name--$130,000, Coda website--$310,000,

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



4. BUSINESS ACQUISITIONS (CONTINUED)


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

BUSINESS COMBINATIONS - PRO FORMA RESULTS

In accordance with generally accepted accounting principles, the operating results of Coda have been included in the consolidated statements of operations from the acquisition date. The pro forma unaudited results below assume the acquisition occurred at the beginning of each of the periods ended December 31, 2000 and 1999 (in thousands, except share and per share data):

                                                             YEAR ENDED DECEMBER 31
                                                          ----------------------------
                                                               2000          1999
                                                          ----------------------------
  Net revenues                                            $     7,294      $    6,655
  Operating loss                                              (14,587)         (9,414)
  Net loss                                                    (14,303)         (9,459)
  Basic and diluted net loss per share                    $      (.82)     $    (1.19)
  Basic and diluted weighted average common shares         17,366,024       7,960,637


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


5. SUPPLEMENTAL BALANCE SHEET INFORMATION

INVENTORIES

Inventories consist of the following (in thousands):

  Components                                                                $  420
  Finished goods                                                               138
  Reserve for obsolescence                                                    (246)
                                                                            ------
                                                                            $  312
                                                                            ======

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



5. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are as follows (in thousands):

                                                                   DECEMBER 31
                                                               -------------------
                                                                 2000         1999
                                                               -------------------
  Computer equipment and software                              $1,705       $  177
  Interactive kiosks                                            1,191        1,285
  Vehicles                                                         34           31
  Office furniture and other                                      432          110
  Fixed assets under construction                                  --          380
                                                               ------       ------
                                                                3,362        1,983
  Less accumulated depreciation and amortization                1,652        1,416
                                                               ------       ------
                                                               $1,710       $  567
                                                               ======       ======

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



5. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows (in thousands):

                                                                   DECEMBER 31
                                                               -------------------
                                                                 2000        1999
                                                               -------------------
  Goodwill                                                     $19,678      $   --
  License rights                                                 1,639          --
  Repertoire development costs                                     399          --
  Software products                                              2,304          --
  Distributor/dealer network                                     1,440          --
  Capitalized website development costs                            822         422
  Workforce and customer lists                                   1,330          --
  Other intangible assets                                          611         129
                                                               -------      ------
  Total gross value                                             28,223         551
  Less accumulated amortization                                  1,113         118
                                                               -------      ------
                                                               $27,110      $  433
                                                               =======      ======

In 2000, the Company entered into consulting, distribution and engraving agreements. In conjunction with these agreements, the Company has recorded the gross value of $1,639,000 paid for the rights granted.

6. DEBT

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



6. DEBT (CONTINUED)

LONG-TERM DEBT

                                                                   DECEMBER 31
                                                               ------------------
                                                               2000          1999
                                                               ------------------
                                                                 (In thousands)
  Conditional advance from ANVAR                                $510          $374
  Convertible bonds                                              128           138
  Bank loans                                                      93            46
                                                                ----          ----
  Total long-term debt                                           731           558
  Less current portion                                          (230)         (132)
                                                                ----          ----
                                                                $501          $426
                                                                ====          ====

Conditional Advance from ANVAR

The outstanding balance from the "Agence Nationale pour la Valorisation de la Recherche" ("ANVAR"), a French state-owned institution dedicated to the financing of research and development activities of French companies, totaled $510,000 and $374,000 at year-end 2000 and 1999, respectively. The agreement with ANVAR contains repayment terms that have been used to classify the debt in the financial statements. Although the Company anticipates receiving formal forgiveness of the loans, such forgiveness will not be received until a study by ANVAR that can last six months or more and has not been taken into account in determining debt classification.

Convertible Bonds

In September 1996, the Company issued 9,000 convertible bonds to EUREFI for a total of $175,600 in order to reinforce its equity and finance its growth.

These bonds are convertible by the holder, seven bonds giving a right on four shares, from January 1, 2000 to the term of the debt at December 31, 2003. The debt bears interest at 6% a year payable each half-year at June 30 and December
31. Debt can be reimbursed in three annual payments of 3,000 bonds from December 31, 2001. In case the bonds are not converted or are only partly converted, the Company will have to pay a non-conversion penalty of 4% pro rata temporis at term. EUREFI has agreed not to convert its bonds and the Company has accrued for the non-conversion penalties.

Bank Loans

The Company has two term loans bearing interest at fixed rates. The average interest rate was 3.6% and 5.8% at December 31, 2000 and 1999, respectively. These loans are due in 2001. In

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



6. DEBT (CONTINUED)

2000, Coda entered into a $250,000 note payable with its bank bearing interest at a fixed rate of 10%. The note requires monthly payments in the amount of $8,085. At December 31, 2000, the outstanding balance on this note was $89,161.

Maturities of long-term debt outstanding at December 31, 2000 are as follows (in thousands):

  2001                                                                       $ 230
  2002                                                                         206
  2003                                                                         210
  2004                                                                          85
                                                                             -----
                                                                             $ 731
                                                                             =====


7. SHAREHOLDERS' EQUITY

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

In July through October 2000, Net4Music, S.A. issued 449,501 shares of Class B stock in exchange for cash, generating a share capital increase of $1,200,000. In October 2000, the Company converted Class A and Class B shares into ordinary shares. Also in October 2000, 1,521,649 warrants were exercised, generating a share capital increase of $200,000.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements




7.  SHAREHOLDERS' EQUITY (CONTINUED)

These shares of Net4Music S.A. were converted to Net4Music, Inc. shares at a rate of .78 shares of Net4Music, Inc. for each shares of Net4Music S.A.:

                                                                      Net4Music converted shares
                                            Net4Music S.A. pre        prior to shares affected
      Date of Issuance:                     acquisition shares        by the put/call agreement
      -----------------                     ------------------        --------------------------
April 2000                                         905,290                      706,126
May 2000                                         5,357,100                    4,178,577
July 2000                                          349,501                      272,220
October 2000                                       100,000                       78,000
October 2000                                     1,521,649                    1,186,886

Total shares issued prior to
the reverse acquisition                                                       6,421,809


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

CODA REVERSE ACQUISITION

In connection with the October 19, 2000 reverse acquisition with Coda Music Technology, Inc., certain Net4Music S.A. shareholders received 11,379,030 shares of Coda common stock in exchange for 14,588,500 shares of its ordinary stock. Shareholders' equity was reclassified as of that date to account for this exchange in which Net4Music S.A. was treated as the acquiring company under purchase accounting. Certain holders of Net4Music S.A. options and warrants also converted their rights to comparable Coda options and warrants at that time. The remaining Net4Music S.A. shareholders and option and warrant holders retained their common stock interests in Net4Music S.A. with a put and call agreement permitting conversion of those shares, options or warrants at any time within five years into "Coda common stock" at the same conversion ratio applicable at the acquisition date. Such remaining shares, options and warrants,

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



7. SHAREHOLDERS' EQUITY (CONTINUED)

if converted, would be the equivalent of 3,328,347 shares of Coda common stock. The shares subject to the put and call arrangement are considered to be contingently issuable and are classified within shareholders' equity because the parent is considered to have retained the risks and rewards of ownership.

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

STOCK OPTIONS AND WARRANTS

Prior to the Coda reverse acquisition, Net4Music S.A. had granted options and warrants in 1999 and 2000, to employees, directors, external consultants and licensors as follows:

                   GRANTEE                     ORDINARY    WEIGHTED-AVERAGE
                                                SHARES      EXERCISE PRICE
-------------------------------------------------------------------------------
  Employees/directors                          2,325,968     FRF   6.54
  Consultants                                    466,019     FRF   5.35
                                              ----------
  Balance at December 31, 1999                 2,791,987     FRF   6.34
  Granted                                      8,143,131     FRF   5.47
  Exercised                                   (1,521,649)    FRF   1.00
  Canceled                                    (5,536,437)    FRF   3.17
  Converted to Coda options                     (705,475)    FRF   8.19
  Converted to Coda warrants                    (905,290)    FRF  25.00
                                              ----------

  Balance at October 19 and December 31,
    2000                                       2,266,267     FRF   7.51
                                              ----------

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



7.  SHAREHOLDERS' EQUITY (CONTINUED)

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

The following summarizes activity under the Net4Music Inc. stock option plan:

                                                                           WEIGHTED-AVERAGE
                                     EMPLOYEE   NON-EMPLOYEE                   EXERCISE
                                      OPTIONS      OPTIONS   TOTAL OPTIONS      PRICE
                                   --------------------------------------------------------
  Coda options outstanding at
    October 19, 2000, date of          738,033           --      738,033       $1.90
    reverse acquisition
  Net4Music S.A. options converted     307,676      242,595      550,271        1.35
  Granted                              847,800       15,600      863,400        2.17
  Exercised                            (12,500)          --      (12,500)       1.38
  Canceled                             (65,533)          --      (65,533)       1.31
                                     ---------      -------    ---------       -----
  Outstanding at December 31, 2000   1,815,476      258,195    2,073,671       $1.89
                                     =========      =======    =========       =====

The weighted-average fair value of options granted during 2000 and 1999 was $1.60 and $.35, respectively.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



7.  SHAREHOLDERS' EQUITY (CONTINUED)

The following summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                ------------------------------------------ -----------------------------
                                  WEIGHTED-     WEIGHTED-                    WEIGHTED-
                  OUTSTANDING      AVERAGE      AVERAGE       EXERCISABLE    AVERAGE
    RANGE OF      AT DECEMBER     REMAINING     EXERCISE      AT DECEMBER    EXERCISE
EXERCISE PRICES    31, 2000         TERM         PRICE        31, 2000       PRICE
---------------------------------------------------------- -----------------------------
$  .88 - $1.00       414,348      3.79 years     $  .91          371,323      $  .90

  1.01 -  2.00       876,323      5.17 years       1.59          427,489        1.58

  2.01 -  3.00       654,800      5.07 years       2.57          154,885        2.44

  3.01 -  4.00        93,700      5.20 years       3.38           53,794        3.29

  4.00 -  4.50        34,500      4.14 years       4.14           12,250        4.17
                   ---------                                   ---------
  Total            2,073,671      4.85 years      $1.89        1,019,741      $ 1.56
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

                                                                   DECEMBER 31
                                                             -----------------------
                                                               2000          1999
                                                             -----------------------
  Net loss:
    As reported                                              $(11,831)      $(5,831)
    Pro forma                                                 (12,347)       (5,900)
  Basic and diluted loss per share:
    As reported                                                  (.96)        (1.47)
    Pro forma                                                   (1.00)        (1.49)


In 2000, the Company granted options to purchase 585,000 shares at prices between $1.64 and $2.63 per share when fair value of the Company's stock was $2.81, resulting in deferred compensation of approximately $493,000.

In connection with certain financing and other transactions prior to the Coda reverse acquisition, Coda had issued warrants to purchase shares of common stock at prices between $1.25 and $4.50 per share, exercisable over periods of five to seven years from the grant date. These warrants remain outstanding after the Coda reverse acquisition. Warrants previously granted by Net4Music S.A. to purchase 452,645 shares of common stock were converted to warrants for 353,063 "Coda shares" as part of the Coda reverse acquisition at the conversion rate of
 .78.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



7.  SHAREHOLDERS' EQUITY (CONTINUED)

Total warrants of 790,192 are outstanding at December 31, 2000 that allow the warrant holders to purchase 476,129 shares of common stock at a weighted average exercise price of $7.16. The warrants expire as follows: 2001 -- 678,126, 2002 - 70,000, 2005 - 30,000, 2010 - 12,066.
 .
8. COMMITMENTS

CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

  2001                                                                       $  595
  2002                                                                          205
  2003                                                                            5
  2004                                                                            5
  2005                                                                            3
                                                                             ------
  Total minimum lease payments                                                  813
  Less amount representing interest                                              33
                                                                             ------
  Present value of net minimum lease payments                                   780
  Less current portion                                                          572
                                                                             ------
  Long-term portion                                                          $  208
                                                                             ======

OPERATING LEASES

The Company leases office and warehouse space and certain equipment under operating leases through 2004.

Future minimum lease payments under these leases for the year ending December 31, 2000 are as follows (in thousands):

  2001                                                                      $  344
  2002                                                                         355
  2003                                                                          80
  2004                                                                          56
  2005                                                                          35
                                                                            ------
  Total minimum lease payments                                              $  870
                                                                            ======

Rent expense for the years ended December 31, 2000 and 1999 was $230,000 and $39,750, respectively.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



8. COMMITMENTS (CONTINUED)

LICENSING AND EXCLUSIVITY AGREEMENTS

The Company has entered into license agreements for the distribution of music publishing catalogues, which require payments based on the sale of its products. The Company's Coda Division has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments.

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

9. EMPLOYEE BENEFIT PLAN

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

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements



10. INCOME TAXES

Loss before income taxes includes the following components:

                                                                   DECEMBER 31
                                                             ----------------------
                                                               2000          1999
                                                             ----------------------
                                                                 (In thousands)
  France                                                     $ (6,163)      $(4,782)
  United States                                                (5,667)       (1,042)
                                                             --------       -------
                                                             $(11,830)      $(5,824)
                                                             ========       =======

The tax effects of temporary differences at an assumed effective annual rate of 38% (France, 41%) are shown in the following table:

                                                                   DECEMBER 31
                                                              -----------------------
                                                                2000          1999
                                                              -----------------------
                                                                 (In thousands)
  Loss carryforwards                                          $  9,700        $ 1,831
  Research and development credits                                 367             --
  Inventory                                                        428            271
  Depreciation and amortization                                    167             --
  Other accruals                                                   126             --
  Valuation allowance for deferred tax assets                   (9,240)        (2,102)
                                                              --------        -------
  Net deferred tax assets                                        1,548             --
  Deferred tax liability:
    Software development costs                                     138             --
    Intangible assets                                            1,410             --
                                                              --------        -------
  Total deferred tax liabilities                                 1,548             --
                                                              --------        -------
  Net deferred taxes                                          $     --        $    --
                                                              ========        =======

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has fully reserved the net deferred tax assets of the Company.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements




10. INCOME TAXES (CONTINUED)

NET OPERATING LOSSES

At December 31, 2000, the Company has net operating loss carryforwards (NOLs) and research and development credits which may be used to offset otherwise future taxable income with the following expiration dates:

                                                                        RESEARCH AND
                                         NET OPERATING LOSS              DEVELOPMENT
                                   ------------------------------      --------------
                                    NET4MUSIC S.A.                         CREDITS
                                        FRANCE             U.S.             U.S.
                                   --------------------------------------------------
                                                      (In thousands)
  2001                                 $      63       $      --           $    -
  2002                                        17              --                -
  2003                                        26              --                -
  2004                                     4,035              --                -
  2005                                     5,870               2                -
  2006                                        --              38                -
  2007                                        --             243               13
  2008                                        --             825               72
  2009                                        --           1,586               90
  2010                                        --           2,128               47
  2011                                        --           2,192               43
  2012                                        --           1,736               38
  2018                                        --             770               46
  2019                                        --             754               18
  2020                                        --           4,499               --
                                       ---------       ---------           ------
                                       $  10,011       $  14,773           $  367
                                       =========       =========           ======

Included in the U.S. NOLs are those of Net4Music S.A.'s subsidiary with federal and state NOLs of approximately $4,600,000 which begin to expire in 2019. These loss carryforwards can only be used by the entity that has generated the corresponding tax losses.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements




10. INCOME TAXES (CONTINUED)

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

A reconciliation of income taxes computed using the U.S. statutory rate (34%) to the effective income tax rate included in the statement of operations is as follows:

                                                                   DECEMBER 31
                                                             ----------------------
                                                               2000         1999
                                                             ----------------------
                                                                 (In thousands)
  Income tax computed at the statutory rate                  $(4,022)      $(1,980)
  State taxes, net of calculated federal income tax             (237)          (42)
    benefit
  Unused tax loss carryforwards and valuation reserve          4,120         2,003
  Permanent differences                                          304           280
  Effect of higher tax rates in France                          (164)         (313)
  Other                                                           --            59
                                                             -------       -------
  Effective income tax expense                               $     1       $     7
                                                             =======       =======

11. LITIGATION

In the ordinary course of business, the Company can be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. The Company is not a party to any material claim or proceeding.

12. RELATED PARTY TRANSACTIONS

As of December 31, 1998, Net4Music, S.A. received advances from several shareholders for a total of $104,000. These advances bore interest at an annual rate of 6% and were repaid during 1999 and 2000.

                                 Net4Music Inc.
                   Notes to Consolidated Financial Statements




13. SEGMENT AND GEOGRAPHIC DATA

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

Net revenues for 2000 included software sales of $1,286,000 and internet sheet music, engraving and kiosk rental revenues of $168,000 compared to 1999 sales of engraving and kiosk revenues of $299,000. Software sales began in October 2000 with the reverse acquisition of Coda.

The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2000          1999
                                                              ----------------------
  Net sales:
    North America                                             $  1,142       $    --
    Europe                                                         211           299
    Asia                                                            66            --
    Other                                                           35            --
                                                              --------       -------
                                                              $  1,454       $   299
                                                              ========       =======

  Long-lived assets:
    North America                                             $ 26,495       $   146
    Europe                                                       2,659           872
                                                              --------       -------
                                                              $ 29,154       $ 1,018
                                                              ========       =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Previously reported in the Company's Form 8-K filed November 13, 2000.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name                                         Age                        Position
-------------------------------------------  ---         -------------------------------------------
Francois J. Duliege                          44          Chairman of the Board of Directors

Philip Sean Lafleur                          38          Chief Executive Officer (Effective 1-16-01)

John W. Paulson                              53          President of the Coda Division

Barbara S. Remley                            48          Chief Financial Officer, Treasurer and
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


                                       Net4Music Inc.

Dated:  March 31, 2001                 By: /s/Philip Sean Lafleur
                                           -------------------------------------
                                           Philip Sean Lafleur, Chief Executive
                                           Officer

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