Form 10QSB/A
period 2001-03-31
NET4MUSIC INC
filed 2001-08-20
CIK 920707

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-QSB/A (No. 1)

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from            to
                                    ----------    -----------

     Commission file number  0-26192
                           -----------


                                 NET4MUSIC INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Minnesota                                     41-1716250
  -------------------------------               ----------------------------
  (State or Other Jurisdiction of                          (I.R.S.
   Incorporation or Organization)               Employer Identification No.)


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

                     Yes   X     No_____
                        -------

As of May 18, 2001, there were 18,463,275 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                     Yes          No  X
                        -------     -------


================================================================================

                                 Net4Music Inc.

                      Condensed Consolidated Balance Sheets
              (In thousands of U.S. dollars, except per share data)


                                                                            MARCH 31,       DECEMBER 31,
                                                                               2001             2000
                                                                          -----------       ------------
                                                                          (Unaudited)          (Note)
                                                                            Restated          Restated
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 5,575         $ 9,090
   Short-term investments                                                         400             917
   Accounts receivable                                                            568             580
   Inventories                                                                    238             312
   Prepaid expenses and other current assets                                    1,333           1,417
                                                                              -------         -------
Total current assets                                                            8,114          12,316
Property and equipment, net                                                     1,485           1,710
Intangible assets, net                                                         25,768          27,110
Other non-current assets                                                          558             129
                                                                              -------         -------
Total assets                                                                  $35,925         $41,265
                                                                              =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 1,722         $ 1,427
   Accrued expenses and other current liabilities                                 823           1,992
   Current portion of long-term debt                                              663             802
                                                                              -------         -------
Total current liabilities                                                       3,208           4,221
Long-term debt, net of current portion                                            610             709
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 65,000,000 and 30,000,000 in 2000 and 1999, respectively
     Issued and outstanding shares - 18,463,275 in 2001 and
       18,384,275 in 2000                                                         185             184
   Additional paid-in capital                                                  56,019          55,642
   Accumulated deficit                                                        (22,785)        (18,656)
   Accumulated other comprehensive income                                        (433)             83
   Deferred compensation                                                         (879)           (918)
                                                                              -------         -------
Total shareholders' equity                                                     32,107          36,335
                                                                              -------         -------
Total liabilities and shareholders' equity                                    $35,925         $41,265
                                                                              =======         =======

 NOTE: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by General Accepted Accounting Principles for complete financial statements.


           See accompanying notes to consolidated financial statements

                                 Net4Music Inc.

                      Consolidated Statements of Operations
              (In thousands of U.S. dollars, except per share data)

                                   (Unaudited)


                                                                            MARCH 31,         MARCH 31,
                                                                              2001              2000
                                                                            ---------         ---------
                                                                             Restated
Net revenues                                                                $   1,893           $    27
Cost of revenues                                                                  412                19
                                                                            ---------          --------
Gross profit                                                                    1,481                 8

OPERATING EXPENSES
Website development expenses                                                      324               233
Content and product development expenses                                          714               187
Selling and marketing expenses                                                  1,834             1,175
General and administrative expenses                                             2,141               926
Restructuring charges                                                             645                --
                                                                            ---------          --------
                                                                                5,658             2,521
                                                                            ---------          --------
Loss from operations                                                           (4,177)           (2,513)

Interest expense                                                                  (11)              (11)
Interest income                                                                    59                20
Foreign exchange loss                                                               1                 1
                                                                            ---------          --------
Loss before income tax                                                         (4,128)           (2,503)

Income tax                                                                         (1)               --
                                                                            ---------          --------
Net loss                                                                    $  (4,129)         $ (2,503)
                                                                            =========          ========

Basic and diluted loss per common share                                     $   (0.20)        $   (0.34)
Weighted average common shares outstanding                                  20,868,757        7,441,044


           See accompanying notes to consolidated financial statements

                                 Net4Music Inc.

                      Consolidated Statements of Cash Flows
                         (In thousands of U.S. dollars)

                                   (Unaudited)


                                                                             MARCH 31,            MARCH 31,
                                                                               2001                  2000
                                                                            ----------            ---------
                                                                            Restated
OPERATING ACTIVITIES
Net loss                                                                     $(4,129)             $(2,503)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of intangible assets                                             956                   42
   Depreciation and amortization of property and equipment                       179                   45
   Amortization of deferred compensation                                          39                   --
   Restructuring                                                                 313                   --
   Issuance of stock options and warrants for services                           152                   --
   Other                                                                          --                    2
   Increase (decrease) in cash from:
     Accounts receivable                                                           4                   (7)
     Inventories                                                                  74                   --
     Prepaid expenses and other current assets                                   (64)                (468)
     Accounts payable                                                             81                   70
     Accrued expenses and other liabilities                                   (1,129)                 176
                                                                             -------               ------
Net cash used in operating activities                                         (3,524)              (2,643)

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES
Purchases of property and equipment                                              (93)                (136)
Other                                                                             --                  (18)
Net purchases of short-term investments                                          517                   --
                                                                             -------               ------
Net cash used in investing activities                                            424                 (154)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES
Cash proceeds from issuance of shares                                             17                   --
Increase in long-term debt                                                        --                  374
Payments on long-term debt                                                      (148)                (104)
                                                                             -------               ------
Net cash provided by financing activities                                       (131)                 270

Effect of exchange rate changes on cash                                         (284)                (201)
                                                                             -------               ------
Net decrease in cash and cash equivalents                                     (3,515)              (2,728)
Cash and cash equivalents, beginning of period                                 9,090                4,106
                                                                             -------               ------
Cash and cash equivalents, end of period                                     $ 5,575              $ 1,378
                                                                             =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                $   173              $    11
                                                                             =======              =======


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

           Certain amounts as presented in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation. Amortization of capitalized repertoire development cost have been reclassified from content development expense to cost of revenues.

Note 2     RESTATEMENT.

           Based on a Securities and Exchange Commission review, the consolidated financial statements for the three months ended March 31, 2001 have been restated. The Company has reduced the estimated useful lives of goodwill and certain identifiable intangible assets and has not considered as a minority interest the shares in our subsidiary, Net4Music S.A., that were not converted in the October 2000 reverse acquisition in which Coda Music Technology, Inc. acquired Net4Music S.A. as described in note 2 below.. The effect of these changes on the three months ended March 31, 2001 statement of operations was to increase the net loss by $775,000 to $4,129,000 and increase the net loss per share to $(.20) from $(.18).

                                                                                  (In 000's)
                                                                                  ----------
             Net loss as previously reported                                         ($3,354)
             Increase in amortization expenses                                           246
             Eliminate allocation of loss to minority interest                           529
                                                                                  ----------
             Net loss as restated                                                    $(4,129)

Note 3     BUSINESS COMBINATION.

           Net4Music Inc., formerly known as Coda Music Technology, Inc. ("Coda"), is the result of the October 2000 reverse acquisition of Coda and Net4Music SA. The transaction was accounted for using purchase accounting and the purchase price of approximately $26,764,000 and the acquisition-related costs of $1,234,000 were allocated based on the estimated fair value of the assets and liabilities of Coda.

           The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,191,000 which was allocated to identifiable intangible assets and goodwill, and is being amortized using the straight-line method over a range of 3 to 10 years.

           For comparison purposes, first quarter March 31, 2001 and March 31, 2000 pro forma results as if the acquisition was completed as of the beginning of each year are presented below (in thousands, except share and per share data):

                                                                             FIRST QUARTER ENDED
                                                                                   MARCH 31
                                                                          ---------------------------
                                                                             2001              2000
                                                                          -----------       ---------
                 Net revenues                                               $  1,893           $ 1,839
                 Operating loss                                               (4,176)           (3,152)
                 Net loss                                                     (4,129)           (3,120)
                 Basic and diluted net loss per share                       $   (.20)          $  (.23)
                 Basic and diluted weighted
                 average common shares                                    20,868,757        13,759,232


           The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

 Note 4 RESTRUCTURING CHARGES. On March 16, 2001, the Company announced to all employees a corporate restructuring plan to eliminate redundant responsibilities and cut excess costs resulting from the reverse acquisition. In total, 31 employees, or approximately 19 percent, of the workforce were laid off from the sales and marketing department in New York, NY and the engraving and sales and marketing departments in Lyon, France. All affected employees received severance benefits paid at their termination dates based on prior service worked. Severance payments were included in the restructuring charge. As the result of this plan to reduce operating costs, Net4Music recorded a restructuring charge of $645,000 as follows:

                                          BAL 1/01/01             EXPENSE          PAID             BAL 3/31/01
                                          -----------             -------        --------           -----------
           Non-Cash Items:
           Severance and related
              personnel expenses                 $0               $225,000             $0            $      0
           Fixed Asset Write-off                  0                 88,000              0                   0
           Cash Items:
           Severance and related
              personnel expenses                  0                296,000              0             296,000
           Lease termination                      0                 20,000              0              20,000
           Moving/Storage                         0                 10,000              0              10,000
           Other                                  0                  6,000              0               6,000
                                           --------               --------       --------            --------
           TOTAL                                 $0               $645,000             $0            $332,000
                                           ========               ========       ========            ========


Note 5 INCOME (LOSS) PER COMMON SHARE. Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding plus the 2,405,823 shares issuable under the put and call agreement and deemed outstanding for purposes of loss per share.

Note 6 INCOME TAX EXPENSE. Because of the net operating losses, the Company has not incurred income tax expenses.

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

In March 2001, the Company announced a plan to restructure its operations. See note 4 for details on the cost of the restructure.

The Company has incurred losses from operations since inception and has an accumulated deficit of $22,785,000 as of March 31, 2001.

Based on a Securities and Exchange Commission review, the consolidated financial statements for the three months ended March 31, 2001 have been restated. See note 2 to the financial statements for details on restatement.

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

RESULTS OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 2001 COMPARED TO THE PERIOD ENDED MARCH 31, 2000

NET REVENUES. Net revenues of $1,893,000 for the quarter ended March 31, 2001 were $1,866,000 higher than for the quarter ended March 31, 2000. As a result of the reverse acquisition completed on October 19, 2000, revenues for the Coda operations, previously called Coda Music Technology, Inc., were included in the 2001 results, but not in the 2000 results. If the Coda operation revenues were included in the 2000 results, revenues on a proforma basis for the quarter ended March 31, 2000 would have been $1,839,000. Net revenues were $1,893,000 for the quarter ended March 31, 2001, a 3% increase over the proforma revenues results of $1,839,000 for the quarter ended March 31, 2000. The revenue increases on a proforma basis related to both increased Finale(R) and PrintMusic!(TM) and sheet music revenues and engraving services.

GROSS PROFIT. Gross profit of $1,481,000 for the quarter ended March 31, 2001 was $1,473,000 higher than for the quarter ended March 31, 2000. The increase reflects the Company's addition of Coda software revenues after the date of the reverse acquisition as described above. Gross profit on a pro forma basis would have been $1,393,000 for the quarter ended March 31, 2000. The increase of $88,000, or 6%, reflects the increase in our product revenues as described above.

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

CONTENT AND PRODUCT DEVELOPMENT EXPENSES. Content and product development expenses totaled $714,000 for the quarter ended March 31, 2001, a 281% increase from content and product development expense of $187,000 during first quarter 2000. The increase is largely due to the addition of personnel costs for software development and SmartMusic repertoire development as a result of the reverse acquisition completed on October 19, 2000.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,141,000 for the first quarter ended March 31, 2001, a 131% increase from general and administrative expenses of $926,000 during the first quarter 2000. The increase can be attributed to additional costs of the Coda operations after the reverse acquisition of October 19, 2000. These increases included software and equipment at the Coda operations totaling $125,000, most of which is depreciation related to the software system installed in 2000. Amortization of goodwill and depreciation of the write up in assets as a result of the reverse acquisition totaled $678,000. No similar expenses related to Coda operations or the acquisition intangibles are included in the quarter ended March 31, 2000.

RESTRUCTURING CHARGE. On March 16, 2001, the Company announced a corporate restructuring due to the acquisition, including a reduction in workforce of approximately 19 percent across all U.S. and European operations and other expense measures. As the result of this plan to reduce operating costs, Net4Music recorded a restructuring charge of $645,000. The restructuring charge consists of severance and related personnel expenses ($521,000), write-off of furniture and equipment ($88,000), lease ($20,000) and miscellaneous ($16,000).

INTEREST INCOME, NET. The Company had net interest income of $48,000 for the quarter ended March 31, 2001 compared to an interest income of $9,000 for the quarter ended March 31, 2000. The Company's financing is discussed further under the caption "Liquidity and Capital Resources".

NET INCOME (LOSS). The Company recorded a net loss of $4,129,000 or $.20 per basic and diluted share for the quarter ended March 31, 2001 compared to net loss of $2,503,000 or $0.34 per basic and diluted share for the quarter ended March 31, 2000. This loss is attributable to the changes in revenues and costs described above.

LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $3,524,000 for the quarter ended March 31, 2001 as compared to $2,643,000 of cash used for operating activities in the quarter ended March 31, 2000, a 34% increase. Cash usage was affected by the pay down of accrued expenses and other liabilities. In addition, the Company made capital expenditures for furniture, equipment and fixtures of $93,000 in the quarter ended March 31, 2001, a 32% decrease from the quarter ended March 31, 2000, in which the Company had capital expenditures for furniture, equipment and fixtures of $136,000. Exchange rate changes reduced cash by $284,000 in the quarter ended March 31, 2001; the reduction in the quarter ended March 31, 2000 was $201,000.

The Company anticipates that total capital expenditures for 2001 will approximate $200,000. Management believes existing cash and proceeds from line of credit borrowings, together with funds generated from the sale of products will be sufficient to fund its capital expenditure, product development and working capital requirements through first quarter 2002.

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Net4Music's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Net4Music undertakes no obligations to update any forward-looking statements. Net4Music wishes to caution investors that many important factors, in some cases have affected and in the future could affect Net4Music's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Net4Music. These factors include, but are not limited to, our need for additional capital; our dependence upon new product development efforts, our Internet business and accompaniment sales and a limited number of publishers; the limited and fluctuating sales of certain of our products; our ability to convert website visits to sales; our expected continuing operating losses; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally, our dependence on key personnel and the proprietary nature of our technology; the market volatility of our stock and other general business and economic conditions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

PART  2.      OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS:

              None

ITEM 2.       CHANGES IN SECURITIES:

              In February 2001, the registrant issued an aggregate of 25,400 shares of Common Stock, having an aggregate value of $29,972, to three investors in consideration of distribution, promotion and consulting services provided pursuant to agreements between the registrant and such investors. Of the 25,400 shares, the services for 24,400 were completed in December 2000 and recorded to general and administrative expense in the 4th quarter. The remaining 1,000 shares was earned in first quarter and recorded to general and administrative expense in the first quarter. The shares were issued in reliance on the exemption from registration provided by
              Section 4(2) of the Act, and the certificates representing the shares bear a legend to that effect.

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

              None

ITEM 5.       OTHER INFORMATION:

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  EXHIBITS:  None

              (b) REPORTS ON FORM 8-K: A report on Form 8-K was filed by the registration March 14, 2001 reporting, under Item 5, progress in combining the operations of the Registrant and Net4Music S.A..

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 2001                 NET4MUSIC INC.


                                       By: /s/ Philip Sean Lafleur
                                          --------------------------------------
                                           Philip Sean Lafleur,
                                           Chief Executive Officer


                                       And: /s/ Barbara S. Remley
                                          --------------------------------------
                                            Barbara S. Remley,
                                            Chief Financial Officer