Form 10QSB
period 2001-06-30
NET4MUSIC INC
filed 2001-08-20
CIK 920707

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to________

                Commission file number     0-26192
                                      ----------------

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

As of August 10, 2001, there were 18,487,175 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                Yes          No   X
                   -------     -------


================================================================================

                                 NET4MUSIC INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands of U.S. dollars, except per share data)

                                                           JUNE 30,           DECEMBER 31,
                                                             2001                 2000
                                                         -----------          ------------
                                                         (Unaudited)             (Note)
                                                                                Restated
ASSETS
Current assets:
  Cash and cash equivalents                                $ 3,091              $ 9,090
  Short-term investments                                        --                  917
  Accounts receivable                                          427                  580
  Inventories                                                  261                  312
  Value added tax receivable                                   969                  932
  Prepaid expenses and other current assets                    345                  485
                                                           -------              -------
Total current assets                                         5,093               12,316
Property and equipment, net                                  1,421                1,710
Intangible assets, net                                      24,868               27,110
Other non-current assets                                       642                  129
                                                           -------              -------
TOTAL ASSETS                                               $32,024              $41,265
                                                           =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   740              $ 1,427
  Accrued expenses and other current liabilities             1,180                1,992
  Current portion of long-term debt and capital
    lease obligations                                          557                  802
                                                           -------              -------
Total current liabilities                                    2,477                4,221
Long-term debt and capital lease obligations, net of           520                  709
  current portion
Shareholders' equity:
  Common stock                                              56,324               55,826
  Accumulated deficit                                      (25,819)             (18,656)
  Accumulated other comprehensive income                      (639)                  83
  Deferred compensation                                       (839)                (918)
                                                           -------              -------
Total shareholders' equity                                  29,027               36,335
                                                           -------              -------
Total liabilities and shareholders' equity                 $32,024              $41,265
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


          See accompanying notes to consolidated financial statements

                                 NET4MUSIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands of U.S. dollars, except per share data)

                                   (Unaudited)

                                           QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                         -------------------------    ---------------------------
                                             2001           2000          2001            2000
                                         ----------     ----------    ----------       ----------
NET REVENUE                              $    1,184     $       38    $    3,077       $       65

COST OF REVENUES                                298             26           710               45
                                         ----------     ----------    ----------       ----------
GROSS PROFIT                                    886             12         2,367               20

OPERATING EXPENSES:
    Website development expenses                220            451           544              684
    Content and product development
      expenses                                  601            301         1,315              488
    Selling and marketing expenses              903          1,330         2,737            2,505
    General and administrative expenses       2,209            960         4,349            1,888
    Restructuring charges                        --             --           645               --
                                         ----------     ----------    ----------       ----------

Total operating expenses                      3,933          3,042         9,590            5,565
                                         ----------     ----------    ----------       ----------

LOSS FROM OPERATIONS                         (3,047)        (3,030)       (7,223)          (5,545)


    Interest income/(expense), net               43             78            88               87
    Foreign exchange loss                        --             --             1                1
    Other income/(expense), net                 (31)            19           (29)              21
                                         ----------     ----------    ----------       ----------

Net loss before income tax                  ($3,035)       ($2,933)      ($7,163)         ($5,436)
                                         ==========     ==========    ==========       ==========

Basic and diluted loss per common share      ($0.15)        ($0.28)       ($0.34)          ($0.51)
                                         ==========     ==========    ==========       ==========

Weighted average common shares
outstanding                              20,869,109     10,658,980    20,868,933       10,658,980
                                         ==========     ==========    ==========       ==========



          See accompanying notes to consolidated financial statements

                                 NET4MUSIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)

                                                          JUNE 30, 2001          JUNE 30, 2000
                                                          -------------          -------------
OPERATING ACTIVITIES
Net loss                                                   $  (7,163)             $  (5,436)
Adjustments to reconcile net loss to net cash used in
  operating activities:

  Amortization of intangible assets                            1,648                     94
  Depreciation and amortization of property and                  375                     96
    equipment
  Amortization of deferred compensation                           62                     --
  Restructuring                                                  645                     --
  Issuance of stock options and warrants for services            270                     --
  Increase (decrease) in cash from:
    Accounts receivable                                          143                    (47)
    Inventories                                                   51                     --
    Prepaid expenses and other current assets                    (45)                  (333)
    Accounts payable                                          (1,073)                   456
    Accrued expenses and other liabilities                      (873)                   468
                                                           ---------              ---------
Net cash used in operating activities                         (5,960)                (4,702)

INVESTING ACTIVITIES
Purchases of property and equipment and intangibles             (341)                  (140)
Net redemptions of short-term investments                        917                     --
                                                           ---------              ---------
Net cash used in investing activities                            576                   (140)

FINANCING ACTIVITIES
Cash proceeds from issuance of shares                             70                 15,006
Increase in long-term debt                                        --                    593
Payments on long-term debt                                      (168)                  (244)
                                                           ---------              ---------
Net cash provided by financing activities                        (98)                15,355

Effect of exchange rate changes on cash                         (517)                   254
                                                           ---------              ---------
Net increase in cash and cash equivalents                     (5,999)                10,767
Cash and cash equivalents, beginning of period                 9,090                  4,106
                                                           ---------              ---------
Cash and cash equivalents, end of period                   $   3,091              $  14,873
                                                           =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                              $      33              $      47
                                                           =========              =========

          See accompanying notes to consolidated financial statements

                                 NET4MUSIC INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)





Note 1 ACCOUNTING POLICIES. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB/A No. 1.

          Certain amounts as presented in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation. Amortization of capitalized repertoire development cost have been reclassified from content development expense to cost of revenues.

Note 2    RESTATEMENT.

          Based on a Securities and Exchange Commission review, the consolidated financial statements for the year ended December 31, 2000 and the quarter ended March 31, 2001have been restated. Refer to those previously filed documents. The effects of those restatements have been included in the six months ended June 30, 2001.

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

          For comparison purposes, second quarter and six months ended June 30, 2001 and June 30, 2000 pro forma results are presented below (in thousands, except share and per share data):

                                             SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                    JUNE 30                    JUNE 30
                                           -------------------------    -----------------------
                                               2001         2000           2001         2000
                                           -------------------------    -----------------------
          Net revenues                         $ 1,184      $ 1,095       $ 3,077      $ 2,934

          Operating loss                        (3,047)      (4,181)       (7,223)      (7,449)

          Net loss                             $(3,035)     $(4,071)      $(7,163)     $(7,306)

          Basic and diluted net loss per
            share                               $(0.15)      $(0.25)       $(0.34)      $(0.48)

          Basic and diluted weighted        20,869,109   16,474,593    20,868,933   15,116,913
            average common shares


          The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessary indicative of future consolidated results.

Note 4 RESTRUCTURING CHARGES. On March 16, 2001, the Company announced a corporate restructuring in order to eliminate redundant responsibilities and cut excess costs resulting from the reverse acquisition. The restructuring included a reduction in workforce of 31 employees (approximately 19 percent across all US and European operations) and other expense measures. As the result of this plan to reduce operating costs, Net4Music recorded a restructuring charge of $645,000 in the first quarter. The remaining accrual relating to first quarter restructure charge is $10,000.

                              Beginning Bal                                            Ending Bal
                                 3/31/01            Expense            Paid             6/30/01
                              -------------         -------          ---------         ----------
   CASH ITEMS:

   Severance and
   related personnel
   expenses                     $ 296,000             --            $ 296,000           $     --

   Lease termination               20,000             --               10,000             10,000

   Moving/Storage                  10,000             --               10,000                 --

   Other                            6,000             --                6,000
                                ---------           ------          ---------           --------
           Total                $ 332,000             --            $ 322,000           $ 10,000
                                =========           ======          =========           ========

Note 5 INCOME (LOSS) PER COMMON SHARE. Basic and diluted net income (loss) per common share was computed by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding plus the 2,382,423 shares issuable under the put and call agreement and deemed outstanding for purposes of loss per share

Note 6 INCOME TAX EXPENSE. Because of net operating losses the Company has not incurred income tax expense.

Note 7 COMPREHENSIVE INCOME (LOSS). The effect of foreign currency translation is a $639,000 loss for the six months ended June 30, 2001.

Note 8 SUBSEQUENT EVENT. On August 10, 2001, the Company announced a second restructuring plan affecting European and Madagascar locations. The plan, which will reduce fixed costs relating to the production of digital sheet music and transition to the use of outside contractors, is expected to include a reduction of approximately 90 employees in Europe and Madagascar and the closure of leased facilities in Lyon, France and Madagascar. As the result of this plan to reduce operating costs, Net4Music will record a restructure related charge of approximately $400,000 in the third quarter.

Note 9 IMPAIRMENT OF LONG LIVED ASSETS. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Because of the complexities of the impairment tests for goodwill upon transition to the new rules, the Company has not yet determined the potential impairment, if any, that may be required to be recognized at that date. Absent any transitional impairment charges, the application of this non-amortization provision for goodwill is expected to result in an annual increase in net income of $1,968,000 or $0.11 per share per year.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Net4Music Inc. ("Net4Music" or the "Company"), a Minnesota corporation, provides products to music educators, music makers and the music publishing industry that enhance the processes of composing, distributing, teaching, learning and playing music. Net4Music provides the technologies, products and services that are intended to optimize the entire music maker supply chain.

Net4Music believes it is uniquely positioned to provide a range of independent yet complementary products to the music industry in such areas as digital music rights and rights management technologies, in music notation software, accompaniments and education software and content. Net4Music is currently an international company with a comprehensive set of rights to compositions, software and other technologies and content, all of which Net4Music anticipates managing in such a way as to significantly change the supply chain of creating, publishing, distributing, teaching, learning and performing music.

The Company has incurred losses from operations since inception and has an accumulated deficit of $25,819,000 as of June 30, 2001.

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

RESULTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2001 COMPARED TO THE PERIODS ENDED JUNE 30, 2000

    NET REVENUES. Net revenues of $1,184,000 for the quarter ended June 30, 2001 were $1,146,000 higher than for the quarter ended June 30, 2000. Net revenues of $3,077,000 for the six months ended June 30, 2001 were $3,012,000 higher than for the six months ended June 30, 2000. As a result of the reverse acquisition completed on October 19, 2000, revenues for the Coda operations, previously called Coda Music Technology, Inc., were included in the 2001 results, but not in the 2000 results. If the Coda operation revenues were included in the 2000 results, revenues on a pro forma basis for the quarter ended and the six months ended June 30, 2000 would have been $1,095,000 and $2,934,000, respectively.

    Net revenues were $1,184,000 for the quarter ended June 30, 2001, an $89,000 or 8% increase over pro forma revenues results for the quarter ended June 30, 2000. The revenue increase relates to greater sales of both Finale(R) and PrintMusic!(TM) .

    Net revenues for the six months ended June 30, 2001 were $3,077,000, a $143,000 or 5% increase over pro forma net revenue for the six months ended June 30, 2000. Finale and PrintMusic continue to show high demands, offset by decreases in SmartMusic and Allegro sales.

    GROSS PROFIT. Gross Profit of $886,000 for the quarter ended June 30, 2001 was $874,000 higher than for the quarter ended June 30, 2001. Gross profit of $2,367,000 for the six months ended June 30, 2001 was $2,347,000 higher than for the six months ended June 30, 2001. The increases reflect the Company's addition of Coda software sales after the date of the reverse acquisition as described above. Gross profit on a pro forma basis for the quarter ended and the six months ended June 30, 2000 would have been $745,000 and $2,138,000, respectively. Gross profit of $886,000 for the quarter ended June 30, 2001 increased $141,000 over the same period last year. The gross profit of $2,367,000 for the six months ended June 30, 2001 increased by $229,000 over the same period last year. On a pro forma basis, the increase reflects the revenues of Coda Music Technology as described above.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $903,000 for the second quarter ended June 30, 2001, a 32% decrease from selling and marketing expenses of $1,330,000 for the quarter ended June 30, 2000. Selling and marketing expenses were $2,737,000 for the first six months of 2001, a 9% increase from selling and marketing expenses of $2,505,000 for the six months ended June 30, 2000. The change in the second quarter is related to the reduced workforce due to the restructure efforts announced on March 16, 2001. The increase in the six month period is primarily related to personnel costs for marketing the Finale and SmartMusic product lines acquired in the reverse acquisition on October 19, 2000, offset by a reduction in expenses due to restructuring charge during for the six months ended June 30, 2001.

     WEBSITE DEVELOPMENT EXPENSES. Website development expenses of $220,000 for the quarter ended June 30, 2001 were $231,000 or 51% lower than for the quarter ended June 30, 2000. For the six months ended June 30, 2001, website development expenses of $544,000 were $140,000 or 20% lower than for the six months ended June 30, 2000. Prior year expenses reflects the initial website development, which has slowed since the website development is complete. Current year website development expense continues to consist primarily of expenses related to improvement of the design and development of additional features for the Net4Music website and other underlying technology infrastructure. In the first quarter of 2001, the Company announced a restructure of its operation which resulted in a significant reduction of expenses in website development and a shift of personnel in the European operation into SmartMusic Online internet development.

    CONTENT AND PRODUCT DEVELOPMENT EXPENSES. Content and product development expenses of $601,000 for the quarter ended June 30, 2001 were $300,000 or 100% higher than for the quarter ended June 30, 2000. For the six months ended June 30, 2001, content and product development expenses of $1,315,000 were $827,000 or 169% higher than for the six months ended June 30, 2000. The increase is largely due to the addition of personnel costs for software development and SmartMusic repertoire development as a result of the reverse acquisition completed on October 19, 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,209,000 for the second quarter ended June 30, 2001, a $1,249,000 or 130% increase over the second quarter ended June 30, 2000. General and administrative expenses of $4,349,000 for the six months ended June 30, 2001 increased $2,461,000 or 130% over the six months ended June 30, 2000. Amortization of goodwill and depreciation of the write up in assets as a result of the reverse acquisition totaled $678,000 for the period and $1,356,000 for the six months ended June 30, 2001. General and administrative expense without amortization of intangible assets for the quarter and six months ended June 30, 2001 would have been $1,531,000 and $2,993,000, respectively. In addition, professional fees, public company fees, software expenses and computer services also reflected increases. Increased expenses relate to the addition of facilities as a result of the reverse acquisition effective October 19, 2000 and costs of being a global public company.

    INTEREST INCOME, NET. The Company had interest income of $43,000, net of $11,000 interest expense for the quarter ended June 30, 2001. Net interest income decreased $35,000 or 45% when compared to the quarter ended June 30, 2000. For the first six months of 2001, the Company had a net interest income of $88,000 as compared to $87,000 for the same period a year ago. Decreased interest income relates to lower cash investments.

    NET LOSS. The Company recorded a net loss of $3,035,000 or $0.15 per basic and diluted share for the quarter ended June 30, 2001 compared to a net loss of $2,933,000 or $0.28 per basic and diluted share for the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company's recorded a net loss of $7,163,000 or $0.34 per basic an diluted share as compared to a net loss $5,436,000 or $0.51 basic and diluted share for the same period last year. This loss is attributable to the changes in revenues and expenses described above.

    LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $5,960,000 for the six months ended June 30, 2001. Cash usage increased over net loss due to the pay down of accrued expenses and other liabilities. The Company made capital expenditures $359,000, disposed or retired $18,000 of furniture, equipment and fixture and paid down long-term debt of $168,000 in the six months ended June 30, 2001. The Company's sources of cash included redeeming $917,000 of short-term investments and issuing shares of stock for $70,000.

    Net cash used for operating activities in second quarter 2001 is $2,436,000 or $1,088,000 less than net cash used for operating activities in first quarter 2001 of $3,524,000. The significant reduction in cash usage is attributed to the closing the New York facility and reduction of European operations. Future cash activity will be impacted by the release of Finale 2002, its flagship product, which is expected to be available during the third quarter. This product release typically generates a large portion of the Company's revenue.

    The Company has continued to experience operating losses and a resulting reduction in cash resources. Management has taken steps to reduce costs through workforce reductions and other restructurings. Based on these changes, management believes that existing cash, together with funds generated by product sales will be sufficient to fund operations through at least first quarter 2002. Management expects to seek additional equity financing or further reduce expenses to provide cash resources beyond that date. In addition, the Company's software sales are cyclical and historically generate cash commencing in the third quarter with the release of the new version of Finale, its notation software product.

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



ITEM 1.    LEGAL PROCEEDINGS:

           None

ITEM 2.    CHANGES IN SECRUITIES:

           On June 26, 2001, the registrant issued 18,252 shares of Common Stock in exchange for 23,400 shares of Net4Music S.A. pursuant to the exercise of a right under the Put and Call Agreement dated August 11, 2000 among the registrant and certain security holders of Net4Music S.A. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, and the certificate representing the shares bears a legend to that effect.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None

ITEM 5.    OTHER INFORMATION:

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS:  None

           (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2001.

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