Form 10QSB
period 2001-09-30
NET4MUSIC INC
filed 2001-11-14
CIK 920707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to________

     Commission file number 0-26192

                                 Net4Music Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Minnesota                                                                  41-1716250
                 ---------                                                                  ----------
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

As of October 24, 2001, there were 20,893,472 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                 Yes          No   X
                    -------     -------

     See accompanying notes to condensed consolidated financial statements

                                 NET4MUSIC INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                                       SEPTEMBER 30,              DECEMBER 31,
                                                                           2001                       2000
                                                                      --------------              ------------
                                                                       (unaudited)                   (Note)
                                                                                                    Restated
ASSETS
Current assets:
   Cash and cash equivalents                                     $             3,293        $             9,090
   Short-term investments                                                         --                        917
   Accounts receivable                                                           559                        580
   Notes receivable                                                            1,171                         --
   Inventories                                                                   394                        312
   Value added tax receivable                                                     89                        932
   Prepaid expenses and other current assets                                     342                        485
                                                                 -------------------        -------------------
Total current assets                                                           5,848                     12,316
Property and equipment, net                                                    1,225                      1,710
Intangible assets, net                                                        23,147                     26,748
Other non-current assets                                                         640                        491
                                                                 -------------------        -------------------
TOTAL ASSETS                                                     $            30,860        $            41,265
                                                                 ===================        ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $               754        $             1,427
   Accrued expenses and other current liabilities                              1,670                      1,992
   Current portion of long-term debt and capital
     lease obligations                                                           470                        802
                                                                 -------------------        -------------------
Total current liabilities                                                      2,894                      4,221
Long-term debt and capital lease obligations, net of
   current portion                                                               458                        709
Shareholders' equity:
   Common stock                                                               57,929                     55,826
   Subscription shares receivable                                                (88)                        --
   Accumulated deficit                                                       (29,082)                   (18,656)
   Accumulated other comprehensive income                                       (432)                        83
   Deferred compensation                                                        (819)                      (918)
                                                                 -------------------        -------------------
Total shareholders' equity                                                    27,508                     36,335
                                                                 -------------------        -------------------
Total liabilities and shareholders' equity                       $            30,860        $            41,265
                                                                 ===================        ===================


 NOTE: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by General Accepted Accounting Principles for complete financial statements.


    See accompanying notes to condensed consolidated financial statements

                                 NET4MUSIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (In thousands of U.S. dollars, except share and per share data)

                                   (Unaudited)


                                                  QUARTER ENDED SEPTEMBER 30,               NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                ---------------------------------  -------------------------------------
                                                     2001              2000             2001                 2000
                                                ---------------   ---------------  -------------------  ----------------

NET REVENUE                                       $     1,950      $        23       $    5,027           $        88

COST OF REVENUES                                          354               31            1,064                     9
                                                  -----------      -----------       ----------           -----------

GROSS PROFIT (LOSS)                                     1,596               (8)           3,963                    79

OPERATING EXPENSES:
     Website development expenses                          55              257              599                   941
     Content and product development expenses             644              190            1,959                   745
     Selling and marketing expenses                       898            1,041            3,635                 3,546
     General and administrative                         2,151            1,054            6,502                 2,942
     Restructuring charges                                386               --            1,031                    --
     Impairment of license rights                         796               --              796                    --
                                                  -----------      -----------       ----------           -----------
Total operating expenses                                4,930            2,542           14,522                 8,174
                                                  -----------      -----------       ----------           -----------
LOSS FROM OPERATIONS                                   (3,334)          (2,550)         (10,559)               (8,095)

     Interest income, net                                  21              175              109                   262
     Foreign exchange income/(loss)                        (2)              (6)              (1)                   (5)
     Other income, net                                     55                4               25                    25
                                                  -----------      -----------       ----------           -----------

Net loss                                          $    (3,260)      $   (2,377)     $   (10,426)          $    (7,813)
                                                  ===========      ===========       ==========           ===========

Basic and diluted loss per common share

                                                $       (0.16)     $     (0.19)     $     (0.50)         $      (0.77)
                                                  ===========      ===========       ==========           ===========

Weighted average common shares outstanding         20,985,799       12,635,053       20,935,574            10,092,729
                                                  ===========      ===========       ==========           ===========


     See accompanying notes to condensed consolidated financial statements

                                 NET4MUSIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)


                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           2001                          2000
                                                                    -----------------------      ----------------------
OPERATING ACTIVITIES
Net loss                                                            $          (10,426)        $              (7,813)
Adjustments to reconcile net loss to net cash used in operating activities:
   Impairment of license rights                                                    796                             -
   Amortization of intangible assets                                             2,961                           223
   Depreciation and amortization of property and equipment                         625                            81
   Amortization of deferred compensation                                            99                             -
   Restructuring                                                                   483                             -
   Issuance of stock options and warrants for services                             291                             -
   Increase (decrease) in cash from:
     Accounts receivable                                                           778                          (157)
     Inventories                                                                   (83)                            -
     Prepaid expenses and other current assets                                    (123)                         (438)
     Accounts payable                                                             (774)                         (101)
     Accrued expenses and other liabilities                                       (396)                          351
                                                                    -----------------------      ----------------------
Net cash used in operating activities                                           (5,769)                       (7,854)

INVESTING ACTIVITIES
Purchases of property and equipment and intangibles                               (410)                         (280)
Net redemptions of short-term investments                                          917                             -
                                                                    -----------------------      ----------------------
Net cash provided by (used in) investing activities                                507                          (280)

FINANCING ACTIVITIES
Cash proceeds from issuance of shares                                              258                        15,281
Increase in long-term debt                                                           -                           560
Payments on long-term debt                                                        (553)                         (355)
                                                                    -----------------------      ----------------------
Net cash (used in) provided by financing activities                               (295)                       15,486

Effect of exchange rate changes on cash                                           (240)                           44
                                                                    -----------------------      ----------------------
Net (decrease) increase in cash and cash equivalents                            (5,797)                        7,396
Cash and cash equivalents, beginning of period                                   9,090                         4,105
                                                                    -----------------------      ----------------------
Cash and cash equivalents, end of period                            $            3,293           $            11,501
                                                                    =======================      ======================

Supplemental Non-cash items:
Notes receivable on share subscriptions in September 2001           $               1,169                         --

      See accompanying notes to condensed consolidated financial statements

                                 NET4MUSIC INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



Note 1 ACCOUNTING POLICIES. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB/A.

           Certain amounts as presented in the 2000 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation. Amortization of capitalized repertoire development cost has been reclassified from content development expense to cost of revenues.

Note 2 RESTATEMENT. Based on a Securities and Exchange Commission review, the consolidated financial statements for the year ended December 31, 2000 and the quarter ended March 31, 2001 have been restated. Refer to those previously filed documents. The effects of those restatements have been included in the nine months ended September 30, 2001.

Note 3 BUSINESS COMBINATION. Net4Music Inc., formerly known as Coda Music Technology, Inc. ("Coda"), is the result of the October 2000 reverse acquisition of Coda and Net4Music SA. The transaction was accounted for as a reverse acquisition using purchase accounting and the purchase price of approximately $26,764,000 and the acquisition-related costs of $1,234,000 were allocated based on the estimated fair value of the assets and liabilities of Coda.

           The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,191,000 which was allocated to identifiable intangible assets and goodwill, and is being amortized using the straight-line method over a range of 3 to 10 years.


    See accompanying notes to condensed consolidated financial statements

           For comparison purposes, third quarter and nine months ended September 30, 2001 and September 30, 2000 pro forma results are presented below as if the reverse acquisition had occurred at the beginning of each fiscal year (in thousands, except share and per share data):


                                                         THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30                     SEPTEMBER 30
                                                   -----------------------------    ----------------------------------
                                                          2001           2000             2001            2000
                                                   -----------------------------    ----------------------------------
            Net revenues                                $ 1,950        $ 2,739          $ 5,027          $ 5,673
            Operating loss                               (3,334)        (2,611)         (10,559)         (10,059)
            Net loss                                   $ (3,260)      $ (2,426)        $(10,426)        $ (9,732)
            Basic and diluted net loss per share       $  (0.16)      $  (0.13)        $  (0.50)        $  (0.59)
            Basic and diluted weighted average       20,985,799     19,103,345       20,935,574       16,501,684
             common shares

           The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

Note 4 RESTRUCTURING CHARGES. On August 10, 2001, the Company announced a restructuring plan affecting the digital sheet music operations in its European and Madagascar locations. The plan, which will reduce fixed costs relating to the production of digital sheet music and transition to the use of outside contractors, is expected to include a reduction of approximately 90 employees in Europe and Madagascar and the closure of leased facilities in Lyon, France and Madagascar. As the result of this plan to reduce operating costs, Net4Music recorded a restructure related charge of $386,000 in the third quarter.



                                           Balance        Nine Months Ended      Nine Months Ended        Balance
                                          12/31/00          9/30/01 Accrual         9/30/01 Paid          9/30/01
                                          --------        -----------------      -----------------        --------
          Non-Cash Items:
          Severance and related         $        0        $      295,000                               $          0
            personnel expenses
          Fixed asset write-off                  0               188,000                                          0
          Cash Items:
          Severance and related                  0               486,000             $346,000               140,000
            personnel expenses
          Lease Termination                      0                32,000               20,000                12,000
          Moving/Storage                         0                22,000               10,000                12,000
          Other                                  0                 8,000                    0                 8,000
                                        --------------    -------------------    ------------------    -----------------
          TOTAL                         $        0         $   1,031,000           $  376,000           $   172,000
                                        ==============    ===================    ==================    =================

Note 5 PRIVATE PLACEMENT. On September 28, 2001 the Company sold pursuant to a private placement, 2,298,394 shares of its common stock at a price of $0.66 per share, based on a 30-day average of the closing price of the company stock preceding September 20, 2001. The private placement of $1,517,000 included notes receivable for 1,772,000 shares, of which $1,169,000 was paid in October 2001 and are classified as current assets at September 30, 2001. In addition, with each share purchased, investors received one warrant exercisable for three and one-half years to purchase one common share for $0.66. Management and employees purchased over 207,210 shares, with $88,000 of the purchases being made with non-interest bearing loans to be paid from earned bonuses. Any unpaid balances are due fully by September 28, 2002. A portion of the shares and warrants that equal 20% or more of shares outstanding prior to completion of the private placement are subject to shareholder approval.


Note 6 INCOME (LOSS) PER COMMON SHARE. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the 2,315,773 shares issuable under the put and call agreement from the Coda reverse acquisition and deemed outstanding for purposes of loss per share.

Note 7    INCOME TAX EXPENSE.   Because of net operating losses the Company
          has not incurred income tax expense.

Note 8 COMPREHENSIVE INCOME (LOSS). As of September 30, 2001 the effect of foreign currency translation is a $515,000 loss for the nine months ended September 30, 2001.

Note 9 IMPAIRMENT OF LONG LIVED ASSETS. The Company intangible assets include license rights for digital sheet music, which were $1,639,000 less $276,000 accumulated amortization as of September 30, 2001, for a preadjusted net value of $1,363,000. During the quarter ended September 30, 2001, the Company put into effect a restructuring of its digital sheet music operations which resulted in the revaluation of the recoverability of the license rights as described in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management concluded from the results of this evaluation that an impairment of license rights had occurred and approximately $800,000 was written off.

          In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the first quarter of fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its analysis of the required transitional impairment test for goodwill required upon adoption of FAS 142. However, it is possible that such an impairment adjustment could be required.

           The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Absent any transitional impairment charges, the application of this non-amortization provision for goodwill is expected to result in an annual increase in net income of $1,968,000 or $0.09 per share per year.

Note 10 RECLASSIFICATIONS. Certain amounts in fiscal 2000 financial statements have been reclassified to conform to current year presentation.



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

The Company has incurred losses from operations since inception and has an accumulated deficit of $29,082,000 as of September 30, 2001.

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

RESULTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO THE PERIODS ENDED SEPTEMBER 30, 2000

     NET REVENUES. Net revenues of $1,950,000 for the quarter ended September 30, 2001 were $1,927,000 higher than for the quarter ended September 30, 2000. Net revenues of $5,027,000 for the nine months ended September 30, 2001 were $4,939,000 higher than for the nine months ended September 30, 2000. As a result of the reverse acquisition completed on October 19, 2000, revenues for the Coda operations, previously called Coda Music Technology, Inc., were included in the 2001 results, but not in the 2000 results. If the Coda operation revenues had been included in the 2000 results, revenues on a pro forma basis for the quarter ended and the nine months ended September 30, 2000 would have been $2,739,000 and $5,673,000, respectively.

     Net revenues were $1,950,000 for the quarter ended September 30, 2001, a $789,000, or 29%, decrease from pro forma revenues results for the quarter ended September 30, 2000. The revenue decrease relates to a one month delay in the release of Finale(R) 2002 and a slowing economy coupled with the September 11 terrorist attack on America. Upgrade sales started especially strong for this upgrade cycle; however, this strong start has been offset by the slowdown subsequent to the terrorist acts of September 11, 2001.

     Net revenues for the nine months ended September 30, 2001 were $5,027,000, a $646,000, or 11%, decrease from pro forma net revenue for the nine months ended September 30, 2000. Once again, the revenue decrease relates to a one month delay in the release of Finale(R) 2002 and a slowed economy exasperated by the September 11 terrorist attack. We expect that a good portion of the sales decrease will be recovered in the fourth quarter. Notation and SmartMusic sales in October were $864,000, $396,000, or 85%, higher than October 2000 sales. This October increase offsets over 66% of the Notation and SmartMusic year-to-date sales decrease.

     GROSS PROFIT. Gross Profit of $1,596,000 for the quarter ended September 30, 2001 was $1,604,000 higher than for the quarter ended September 30, 2000. Gross profit of $3,963,000 for the nine months ended September 30, 2001 was $3,884,000 higher than for the nine months ended September 30, 2000. The increases reflect the Company's addition of Coda software sales after the date of the reverse acquisition as described above. Gross profit on a pro forma basis for the quarter ended and the nine months ended September 30, 2000 would have been $2,210,000 and $4,348,000, respectively. Gross profit of $1,596,000 for the quarter ended September 30, 2001 decreased $614,000 from the same period last year. The gross profit of $3,963,000 for the nine months ended September 30, 2001 decreased by $385,000 from the same period last year. The decrease of gross profit on a pro forma basis is a result of lower revenue due to the conditions described above.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $898,000 for the third quarter ended September 30, 2001, a 14% decrease from selling and marketing expenses of $1,041,000 for the quarter ended September 30, 2000. Selling and marketing expenses were $3,635,000 for the first nine months of 2001, a 3% increase from selling and marketing expenses of $3,546,000 for the nine months ended September 30, 2000. The change in the third quarter is related to the reduced workforce due to the restructure efforts announced on March 16, 2001 and August 10, 2001. The increase in the nine month period is primarily related to personnel costs for marketing the Finale and SmartMusic product lines acquired in the reverse acquisition on October 19, 2000, offset by a reduction in expenses due to restructuring charges during the nine months ended September 30, 2001.

     WEBSITE DEVELOPMENT EXPENSES. Website development expenses of $55,000 for the quarter ended September 30, 2001 were $202,000, or 79%, lower than for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, website development expenses of $599,000 were $342,000, or 36%, lower than for the nine months ended September 30, 2000. Prior year expenses reflect the initial website development, which has slowed since the website has been in operation. Current year website development expense continues to consist primarily of expenses related to improvement of the design and development of additional features for the Net4Music website and other underlying technology infrastructure as well as development of a new website for Smart Music Studio. During the first nine months of 2001, the Company announced two restructures of its operation which resulted in a significant reduction of expenses in website development and a shift of personnel in the European operation into SmartMusic Online internet development.

     CONTENT AND PRODUCT DEVELOPMENT EXPENSES. Content and product development expenses of $644,000 for the quarter ended September 30, 2001 were $454,000 or 239% higher than for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, content and product development expenses of $1,959,000 were $1,214,000, or 163%, higher than for the nine months ended September 30, 2000. The increase is largely due to the addition of personnel costs for software development and SmartMusic repertoire development as a result of the reverse acquisition completed on October 19, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,151,000 for the third quarter ended September 30, 2001, a $1,097,000, or 104%, increase over the third quarter ended September 30, 2000. General and administrative expenses of $6,502,000 for the nine months ended September 30, 2001 increased $3,560,000, or 121%, over the nine months ended September 30, 2000. Amortization of goodwill and depreciation of the write up in assets as a result of the reverse acquisition totaled $678,000 for the period and $2,034,000 for the nine months ended September 30, 2001. General and administrative expense without amortization of intangible assets for the quarter and nine months ended September 30, 2001 would have been $1,473,000 and $4,468,000, respectively. Quarter expenses increased over 2000 due to additional expenses of the Coda operation. General and administrative on a year to date basis reflect increases relating to professional fees, public company fees, software expenses, computer services, the addition of facilities as a result of the reverse acquisition effective October 19, 2000 and the costs of being a global public company.

     INTEREST INCOME, NET. The Company had interest income of $21,000, net of $10,000 interest expense for the quarter ended September 30, 2001. Net interest income decreased $154,000, or 88%, when compared to the quarter ended September 30, 2000. For the first nine months of 2001, the Company had a net interest income of $109,000 as compared to $262,000 for the same period a year ago. Decreased interest income relates to lower cash investments.

     NET LOSS. The Company recorded a net loss of $3,260,000, or $0.16 per basic and diluted share, for the quarter ended September 30, 2001 compared to a net loss of $2,377,000, or $0.19 per basic and diluted share, for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company recorded a net loss of $10,426,000, or $0.50 per basic and diluted share, as compared to a net loss $7,813,000, or $0.77 basic and diluted share, for the same period last year. This loss is attributable to the changes in revenues and expenses described above.

     LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities totaled $5,769,000 for the nine months ended September 30, 2001. Cash usage was less than the net loss due to the significant level of non-cash items including amortization of intangible assets and depreciation and amortization of property and equipment.

     On September 28, 2001 the Company successfully raised $1.5 million by issuing shares of stock, $258,000 of cash was received in the third quarter relating to this financing and the remainder was received in the fourth quarter. See note 5 to the condensed consolidated financial statements.

     In addition, $917,000 of short-term investments were redeemed in the nine months ended September 30, 2001.

     The significant reduction in cash usage from operations for the nine month period ended September 30, 2001 compared to 2000 is attributed to closing the New York facility and reduction of European operations and the receipt of $1,000,000 from the French government for VAT receivable relating to prior purchases.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. Management has taken steps to reduce costs through workforce reductions and other restructurings. Based on these changes management believes that existing cash, together with funds generated by product sales and the private placement, will be sufficient to fund operations through the end of 2002. Management expects to seek additional equity financing or further reduce expenses to provide cash resources beyond that date.


CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Net4Music's forward-looking statements generally relate to its growth strategy, sufficiency of cash, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Net4Music undertakes no obligations to update any forward-looking statements. Net4Music wishes to caution investors that many important factors, in some cases have affected and in the future could affect Net4Music's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Net4Music. These factors include, but are not limited to, our need for additional capital; our dependence upon new product development efforts, our Internet business and accompaniment sales and a limited number of publishers; the limited and fluctuating sales of certain of our products; our ability to convert website visits to sales; our expected continuing operating losses; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally, our dependence on key personnel and the proprietary nature of our technology; the market volatility of our stock and other general business and economic conditions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

PART  2.  OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS:

              None

ITEM 2.       CHANGES IN SECURITIES:

              In July 2001, the registrant issued 21,803 shares of Common Stock in exchange for 27,952 shares of Net4Music S.A. and in September 2001 the registrant issued 44,850 shares of Common Stock in exchange for 57,500 shares of Net4Music S.A. Such shares were issued pursuant to the exercise of rights under the Put and Call Agreement dated August 11, 2000 among the registrant and certain security holders of Net4Music S.A. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, and the certificates representing the shares bears a legend to that effect.

              In September 2001, the registrant sold an aggregate of 2,298,394 shares of Common Stock at a price of $.66 per share and issued warrants to purchase 2,298,394 shares of Common Stock at an exercise price of $.66 per share to 14 accredited and 22 non-accredited investors. The securities were issued in reliance on the exemption from registration provided by Rule 505 of Regulation D under the Securities Act of 1933. The purchasers represented their intention to acquire the securities for investment and not with a view to the distribution thereof, and a restrictive securities legend has been placed on the certificates representing the securities.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              None

ITEM 5.       OTHER INFORMATION:

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  EXHIBITS:  None

              (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2001                         NET4MUSIC INC.


                                By: /s/ Philip Sean Lafleur
                                   -------------------------------------------
                                   Philip Sean Lafleur, Chief Executive Officer


                              And: /s/ Barbara S. Remley
                                   --------------------------------------------
                                   Barbara S. Remley, Chief Financial Officer