Form 10KSB40
period 2001-12-31
NET4MUSIC INC
filed 2002-04-01
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File No.: 0-26192
Net4Music Inc.
(Name of Small Business Issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1716250 (IRS Employer Identification Number)

6210 Bury Drive, Eden Prairie, Minnesota 55346-1718
(Address of principal executive offices)(Zip Code)
Issuer’s telephone number, including area code: (952) 937-9611

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year:  $7,229,000

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 18, 2002 was approximately $9,178,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 21,675,112 shares of Common Stock outstanding as of March 18, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated into Part II and portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Part III. Transitional Small Business Disclosure Format (check one). Yes   No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Recently, we announced plans to change our corporate name from Net4Music Inc. to MakeMusic! Inc. While we have commenced doing business as MakeMusic! Inc., the formal legal name change is subject to shareholder approval at our 2002 annual meeting in May.

General

     Net4Music Inc. (“Net4Music” or the “Company”), a Minnesota corporation, is a global supplier of software, services and integrated solutions for musicians. Providing music notation software, intelligent accompaniments and immediate access to digital sheet music, the Company enhances music publishing, education, distribution and performance for musicians around the globe.

Transaction with Net4Music S.A.

     The Company, formerly known as Coda Music Technology, Inc., changed its name in October 2000 in connection with a transaction that resulted in the combination of the Company’s business with that of Net4Music S.A., a French company. As a result of the transaction, Net4Music S.A. is now a majority-owned subsidiary of Net4Music Inc.

     Prior to its acquisition of Net4Music S.A., the Company was itself an established company providing a wide range of music notation software, music practice tools, accompaniments and education software and content that enhance the music-making experience and make learning music more fun and interactive. The Company believes its acquisition of Net4Music S.A. helped it build upon its established competitive position by improving and diversifying its product offerings and improving the content offered in its software and education products, improving its Internet technology and creating strategic relationships with major music publishers.

     The Company’s goal is to provide products and services that establish new standards in the music industry for music makers in education, distribution, performance and music publishing. The Company provides products that enhance the processes of composing, distributing, teaching, learning and playing music. The Company is combining music rights and technologies to create compelling online music making and music education products and services that will be as useful and instructive as they are fun and entertaining. These related product and service offerings will be marketed under the name SmartMusic®. SmartMusic is a comprehensive interactive music practice system that listens to students sing or play and follows their spontaneous tempo changes.

Strategy

     The Company’s objective is to serve the community of music makers with appropriate and innovative technology solutions that meet their needs. We will strive to enlarge the number of music makers through accessibility of music and help them reach their potential. We will do this by working with teachers and publishers in proactive collaboration. Key elements of this strategy are:

     Maintain and strengthen Finale market leadership and revenues. Finale® music notation software is accepted worldwide as the industry standard. The Company will seek to maintain its revenues by continuing to introduce innovative upgrades to its products. The Company intends to grow revenues by expanding coverage throughout the world and more aggressively pursuing the marketing of products outside the U.S.

     Prove the acceptance of the SmartMusic Studio Subscription model for both educators and the home user. The Company has recently introduced a subscription model for educators and will introduce a similar model for the home user. This distribution method will enable a musician to have access to all of the Company’s accompaniments available for use for an annual or monthly subscription fee.

     Demonstrate the promise of new products based on current technologies. The Company is working on additional products utilizing current technologies that will be marketable to music educators.

     Obtain additional financing to bring the Company to a break-even level. The Company has spent considerable time and effort bringing products to high levels of technology. The Company will pursue additional financing necessary to run the Company at a break-even level, while further increasing revenues.

     Seek strategic alliance opportunities. The Company will pursue alliances which enhance its technology base. Further, the Company plans to establish alliances with companies that can help it expand into profitable educational or music markets.

Products

     SmartMusic. The SmartMusic Studio (formerly Vivace®) technology is currently offered in a CD-ROM format, with optional hardware accessories available to enable the technology to work on older, slower computers. Effective for educators in November 2001, it became available in a subscription format where all accompaniments are available for the price of an annual subscription. This same technology service will be available later in 2002 for home users for the price of a monthly subscription. The prototype technology upon which the SmartMusic Studio system is based was patented by Carnegie Mellon University and licensed to the Company. The Company then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product.

     The Intelligent Accompaniment® software allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation and adjust the degree to which the accompaniment follows the musician. In addition, the musician can control tempo, transpose the music into any key, play with or without repeats and designate sections of the music to cut. Intelligent Accompaniments are available for over 50,000 skill-development exercises based on scales, intervals, arpeggios and twisters. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These “variables” can be saved with the music, creating a personally customized version of the accompaniment.

     Our Intelligent Accompaniment technology is available for 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas. It is also available for vocal applications.

     Accompaniments can be purchased or accessed through a subscription program. The current accompaniment delivery system consists of a computer floppy disk, which typically retails for $24.95 and usually contains more than one musical accompaniment. The digital delivery system commenced late in 2001 for educators and will be available for home users later in 2002.

     The Company has entered into license agreements with top music publishers. These license agreements allow us to produce synthesized versions of musical arrangements for use with the SmartMusic Studio system. The Company has also received the exclusive rights from certain major publishers to all solo classical works for voice, wind, brass, percussion, string and keyboard for the purpose of musical accompaniment products, which respond in real time to the musician. The Company has created over 5,000 individual classical and jazz accompaniments contained on approximately 500 computer floppy disks or one CD-ROM for its SmartMusic Intelligent Accompaniment product as well as accompaniments for the Belwin 21st Century Elementary Band Methods I, II and III. The Company made its accompaniment selection based on a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold at retail in the United States. These accompaniments vary in complexity from easy to challenging and cover a broad range of musical genres for almost all band instruments and voices. The Company intends to use its relationships with key publishers and other sources to select the most popular titles for development as accompaniments for SmartMusic Studio products. Further, we plan to expand our library of accompaniments to cover a broad spectrum of music genres, instruments and skill levels as well as international preferences for music performance. Further, users of the Company’s latest notation software (see below) can create their own accompaniments which can be played by SmartMusic subscribers.

     Finale Notation Family. The Company believes it is a market leader in music notation software with its Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI- equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

     The Finale product is generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software retails for $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its “hyperscribe” feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

     The Company also produces an Academic/Theological Edition of the Finale product that is sold exclusively to schools, schoolteachers, college students and churches at a suggested retail price of $300. This edition has also been a key source of revenue and registered user base growth for us and it represents a market that is continually being replenished with new student users.

     The product is currently translated into German, French, Spanish, Italian and Japanese. Related manuals are currently available in German, French, Spanish, Italian, Swedish, Dutch and Japanese. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International revenues, primarily from the sale of Finale products, represented 22.8% and 21.5% of the Company’s sales in 2001 and 2000, respectively.

     Finale Allegro® product, a value version of the powerful Finale music notation software product, was introduced in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create “lead sheets” for other musicians, and is therefore known as, “The MIDI User’s choice for music notation.” This product is regularly updated to remain capable of exchanging files with the latest versions of Finale and Finale PrintMusic!®.

     We introduced the Finale PrintMusic! product for Windows in April 1999, an entry-level powerful music notation software product. The PrintMusic! music notation software product retails for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. The PrintMusic! product allows us to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. The product, which is also kept current to exchange files with Finale and Allegro, is currently sold as a platform hybrid for Macintosh and Windows and is targeted to a broader audience in the education and general consumer marketplace.

     In November 2000 the Company introduced Finale® NotePad™, a downloadable freeware introduction to the Finale notation family. To date, over 280,000 NotePad files have been downloaded to registered users.

     Intonation Trainer. The Company introduced Intonation Trainer™ in February 2000 at a retail price of $149.95. Intonation Trainer is an easy yet powerful program that actually teaches woodwind and brass students how to play in tune by listening for and eliminating intonation beats within intervals and chords.

     www.net4music.com. The site offers customers digital sheet music.

     www.codamusic.com. The Coda Music website promotes products and e-commerce with mail-order fulfillment for upgrades and SmartMusic accessories and also downloads of Finale NotePad.

     www.smartmusic.com. Launched December 2001 to distribute our new SmartMusic subscription product.

     Digital Copyright Protection System. This system is a proprietary technology developed to create a Digital Right Management (“DRM”) system capable of enhancing copyright protection. With respect to the DRM, the Company has two pending patent applications with the INPI and the U.S. Patent and Trademark Office relating to the “System and process for the digital musical files publishing” and the “Process for the remote publishing of musical scores.”

     Large database of digitized sheet music. The Company’s database of digitized sheet music includes music from all genres. The music industry knowledge of the Company’s team ensures the quality of both the sheet music and the selection of titles.

     Technology Infrastructure. The Company utilizes both Compaq and SUN industry standard servers running Microsoft Windows and Solaris operating systems. Websites are run on Microsoft IIS and Apache server. A combination of Microsoft SQL and Oracle are used for database applications. All of the server technologies used are scalable and allow for future upgrades.

     Secure Website. The Net4Music®™®™ and SmartMusic websites are hosted by UUNet, one of the global market leaders of web-hosting and connectivity, which puts the Company directly on the largest Internet Backbone and provides total bandwidth scalability. The Company system administrators use an external real-time supervision system that sends SMS messages in the event of any failure of the Company’s front office systems. All disks use fault tolerant RAID 5 technology and daily back-ups are operated with tape and CD-ROMs kept in multiple locations. The Coda website is hosted internally, backups are completed nightly and stored offsite.

Marketing, Sales and Distribution

     SmartMusic Studio subscription products are currently being sold on our www.smartmusic.com website. In addition, the SmartMusic Studio products are sold through domestic and international distributors. Distributors service the music instrument retailers, college bookstore and educational software markets. The Company is also selling SmartMusic Studio products directly through its customer service department and the Coda Music web site. Finale products are sold through distributors, music instrument retailers, mail order software retailers and computer dealers. And, Finale upgrades are available on our Coda Music website.

     The Company believes it can significantly build on its Finale, Finale Allegro and PrintMusic! software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last seven years.

     Digital sheet music products are marketed on our Net4Music website and through distributor partners.

     A key marketing strategy of the Company is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music makers community while sharing in the revenues from SmartMusic sheet music sales and the recurring SmartMusic Studio subscription fees. Offering SmartMusic is extremely easy for a partner site since the Company projects SmartMusic on to their site from its own servers and handles all transactions including back office functions.

     The Company currently sells its products in over 125 countries around the world. The products are distributed over our three Internet sites (www.net4music.com., www.smartmusic.com and www.codamusic.com.) and by leading music software distributors in each of the international markets that are responsible for sales, marketing and technical support.

Product Development

     The Company intends to continue to expand its current product offerings by developing products for new applications and markets.

     Website. Website development expense consists primarily of expenses required for design and development of the Net4Music and SmartMusic websites and underlying technology infrastructure. These expenses mainly include payments to third-party service vendors and personnel costs.

     Content. Content development consists primarily of payroll and payments to a third party for the engraving of digital sheet music. In 2000, the payroll and payments to third parties for the development of repertoire for SmartMusic accompaniments were added to content development.

     In general, the Company plans to continue developing the SmartMusic Subscription model for distribution on its Internet and other Internet web sites. We will also continue adding to the existing SmartMusic accompaniment and sheet music catalogs, creating additional digital sheet music and accompaniments. In 2001, sheet music development has transitioned to a variable component and outside contractors are being utilized on an as-needed basis. SmartMusic Accompaniment development has limited risk and short development cycles that typically range from one to four months. We have created procedures to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer, which must continually invent new games, we need only look to the most popular titles in the large and growing supply of musical compositions to develop additional SmartMusic Accompaniments.

     Finale. Product development costs, or its related sales, are not included in the Company’s financial results prior to the reverse acquisition transaction on October 19, 2000. However, prior to that date, Coda maintained its competitive position in the music notation marketplace in part by focusing its improvement efforts over the past eight years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. After an announcement of an upgrade release, but prior to the actual release, purchasers of a Finale product are offered this upgrade at no charge for a limited period of time. Other Finale users are required to purchase the upgrade product at prices ranging from $79.95 to $149.95.

     In 2002, we are continuing to invest in product development to improve the feature set of Finale.

     Finale Allegro and PrintMusic! In 2001, the Company released new versions of Finale Allegro and Finale PrintMusic!, both of which are based on Finale.

     Finale NotePad. The Company also has a free, downloadable introductory version of the Finale family of notation products.

     Intonation Trainer. In early 2000, the Company released Intonation Trainer, a product designed to help school band directors teach their students to play better in tune. We intend to continue developing music education products with our proprietary music technologies.

Competition

     The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician with the exception of In Concert™ by Cakewalk, which is an interactive product for MIDI keyboards. The Company expects that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic Studio product in that they do not automatically adjust in real time to the musician’s changes in tempo. The Company believes its SmartMusic system is unique because this product listens to wind instruments and voice. In addition, the Company sells accompaniments, while competitors sell only the applications. However, there can be no assurance that competitors will not enter the market.

     The notation market is highly competitive and continues to have competitors such as Cakewalk, NoteHeads Musical Expert Systems and Sibelius Software LTD.

     Principal competitive factors in marketing The Company’s SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. We believe we compete effectively in these areas.

     The Company currently competes with a few other specialized online sheet music publication companies. Sheet Music Direct has developed an Internet-based, purchase-on-demand delivery system for digital sheet music with a strong emphasis on popular music. This website is affiliated with sheet music distributors Hal Leonard Publishing Corporation and Music Sales Corporation. Music Notes is a digital sheet music store and sheet music mail order company based in Wisconsin. Digital rights include Warner Bros. Publications and Mel Bay Publications. Today, approximately 100 websites offer sheet music in hard copy sold by mail order. They range in titles offered from less than 20,000 to over 200,000.

Patents

     The Company has licensed, on a worldwide basis for the life of the patent, from Carnegie Mellon University (“CMU”) the use of the U.S. patent that covers the automated accompaniment that listens to and follows tempo changes from a live performance. The Company has further developed this technology and patented additional features. The Company has obtained five patents, in addition to the CMU patent, that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the following capabilities of the software: enhancements to the algorithms, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features developed by the Company and the ability of the Company to develop an extensive library of repertoire over the next several years, the Company does not believe that it will be materially adversely affected by the expiration of the CMU patent in 2005.

     The Company’s Finale product is covered by three separate patents, which protect the data structure, the ability to enter music into the product by tapping tempo with a pedal device or computer keyboard, and the method of automatically assigning guitar fingerboards to a notated chord. These patents are licensed from Wenger Corporation on a royalty-free, exclusive, worldwide basis for the life of the patents.

     The Company has also filed in France with worldwide extension applications for two patents directly linked with its Internet distribution activities. The first patent application is for a process that provides for the instantaneous availability of musical scores in all locations, with the possibility of personalizing the published score while the second patent application concerns an interactive system based on a network which permits three categories of people (arrangers, authors and music players) to collaborate and to create together a musical work.

Trademarks

     The Company owns the registered trademarks in the United States for Net4Music®, Coda®, Finale®, Finale® Allegro®, Finale® PrintMusic!®, HyberScribe®, Perceive®, Practice Studio®, SmartMusic®, SmartMusic Accompaniments®, SmartMusic Studio®,The Art of Music Notation®, Vivace®, Intelligent Accompaniment®, Intelligent Accompanist® and Personal Accompanist®. In addition, the names Net4Music and Finale have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the name Finale® MusicViewer™, Finale® NotePad™, Intonation Trainer™, MakeMusic!™, MicNotator™, QuickScribe™, SmartMusic Studio Online™. In addition, this report contains references to trademarks owned by third parties.

Manufacturing

     Printing of user manuals and packaging and the manufacture of related materials are performed to our specifications by outside subcontractors. Currently, BBI Computer Systems, Inc. (“BBI”) provides key-disk protection for accompaniment products. While BBI is not the only seller of copy disk protection, the Company has a significant investment in incorporating their protection mechanism into the accompaniment product inventory. No other products are vendor specific. The Company currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying the accompaniment floppy disks and other product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages.

Employees

     As of December 31, 2001, the Company employed 79 full-time employees. Of these, 20 resided in Europe and 59 in the United States. Those based in Europe and the U.S. included the following positions: 7 in management positions, 12 in website development, 12 in product development area, 15 in product testing and end-user support, 16 in sales and marketing, and 17 in general and administrative. The Company believes that its relations with its employees are good. None of our employees are covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire and sheet music. We have had no difficulty contracting with these individuals and believe that our relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

Legal Proceedings

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

Cautionary Statements

     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions.

     The Company’s forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

     We may need additional capital. The Company believes that it has capital, or access to capital, sufficient to meet its needs through the first quarter of 2003. Additional capital may be needed sooner if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available on terms favorable to us or at all.

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

     We are dependent upon obtaining and maintaining license agreements with music publishers, of which there is a limited number. The world market for sheet music is highly concentrated among a limited number of publishers. The Company has entered into license agreements with leading music publishers that provide access to certain musical titles for digital sheet music sales and accompaniment development. Our contracts with several major publishers are not all exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly limit the ability to market our products and services.

     Certain of our products have limited and fluctuating sales. Sale of our Internet and SmartMusic Studio products have not achieved, and may not achieve, significant levels. The Company has experienced limited sales in sheet music and restructured this business in 2001. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had education funding cuts, which could potentially negatively impact sales of academic products to the education market.

     We have incurred operating losses in the past and expect such losses to continue. The Company has incurred operating losses since inception, and will continue to incur such losses in the future, such losses will include non-cash expenses due to the amortization of other intangible assets to be recorded as a result of the transaction with Net4Music S.A. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to our development and marketing efforts, among other things. There can be no assurance that we will ever operate profitably or provide an economic return to the investors.

     We face intense competition. While competition for the SmartMusic Studio products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for the Company’s notation products could potentially impact future sales levels. Competition in the digital sheet music distribution is strong and may increase, particularly if the few major traditional music distributors and publishers decide to become Internet providers of digital sheet music. Some of the companies with which we compete, and may compete in the future, have significantly greater financial and other resources than our resources. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.

     Rapid technological changes and obsolescence may adversely affect our business. We operate in an industry greatly affected by technological changes. While we are not currently aware of any significant technological changes that may affect our current technology base, continued advancements in computer software, hardware and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. For example, many of the PDFs (portable document files) in our database may not be usable without modification if an incompatible international format is adopted. Further, we could face market share losses depending on the growth of the use of alternative technologies that transcribe MIDI files into sheet music. Finally, the proprietary technology we license for use in securing transactions (secure music distribution engine) with end users will be effective for only a limited period by reason of technological change. The Company must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.

     Additional government regulation of the Internet may impair our ability to fully develop and utilize the Internet as a marketing and distribution medium. Today, there are relatively few enacted laws specifically directed toward online services, and the applicability and scope of such laws is still uncertain as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S.

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

     We are dependent upon certain key personnel. The Company is highly dependent on a limited number of key management, including Sean Lafleur and John Paulson, and key technical personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.

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

     International development plans are subject to numerous risks. There can be no guarantee that our international expansion efforts will be successful or that we will be able to offset the cost of the resources allocated to such efforts. Moreover, the Company could be faced with the risks inherent in any international development, such as unpredictable changes in export restrictions, barriers and customs rates; currency risks; the difficulty of managing foreign operations; the differences in technological standards, payment terms and labor laws and practices among countries; collection problems; political instabilities; seasonal reductions in business, and unforeseen taxes. Such risk factors could harm our international operations and, therefore, our business, operating results and financial condition.

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

     Potential market delisting. Shares of the Company’s common stock are currently listed on the Nasdaq SmallCap Market. In order for shares of the Company’s common stock to remain listed for trading on the SmallCap Market, Nasdaq requires that we meet certain criteria, including maintenance of a minimum $1.00 per share bid price. Failure to maintain a minimum $1.00 per share bid price for more than 30 consecutive business days could result in Nasdaq delisting shares of our common stock unless such listing deficiency is corrected.

     The Nasdaq recently adopted new rules that extend the grace period for companies listed on the SmallCap Market to regain compliance with the $1.00 per share minimum bid price requirement. Effective February 14, 2002, the Nasdaq has extended its grace period from 90 days to 180 days. If necessary, upon the expiration of this 180-day grace period, companies with securities listed on the SmallCap Market will be granted an additional 180-day period to regain compliance with the $1.00 per share minimum bid price standard if such companies satisfy the requirements for initial listing on the SmallCap Market at the expiration of the initial 180-day period.

     On February 14, 2002, the Company received notification from the Nasdaq that it has until August 13, 2002 (180 days from February 14, 2002) to regain compliance with the $1.00 per share minimum bid price. Currently, the Company meets the requirements for receiving an additional 180-day period to regain compliance with such listing standard, although there is no assurance that we will meet such requirements on August 13, 2002. If shares of the Company’s common stock are ineligible for quotation on the Nasdaq SmallCap Market, you may find it more difficult to resell shares of our common stock. Management cannot assure you that the Company will be successful in regaining compliance with the $1.00 per share bid price requirement in the future.

ITEM 2. DESCRIPTION OF PROPERTY

     The Paris location leases approximately 3,000 square feet of office space at 24, Rue du Président Wilson, 92300 Levallois-Perret, France, for current annual net rent of approximately $56,000. This lease expires in June 2005. The New York location leases approximately 2,500 square feet of office space at 130 William Street, Suite 503, New York, NY 10038, for current annual net rent of approximately $62,000. This lease expires in October 2004. New York operations ceased in 2001 and the Company has been attempting to sublease the location. The Minnesota location leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346, for current annual net rent of approximately $120,000. This lease expires in May 2003.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a)  A special meeting of the Company’s shareholders was held on Wednesday, December 19, 2001.

     (b)  At the special meeting the shareholders approved the sale of up to 2,341,592 shares of Common Stock of the Company by a vote of 10,483,920 shares in favor, with 165,731 shares against, 7,625 shares abstaining and no shares representing broker non-votes.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There were no sales of unregistered securities during the quarter ended December 31, 2001.

     The Company’s Common Stock traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol COMT until October 19, 2000. As of October 19, 2000, it trades under the symbol NMUS.

		2001		2000

		High	Low	High	Low

	First Quarter	$3.25	$1.06	$5.41	$2.50
Common	Second Quarter	1.49	0.91	4.25	3.38
Stock	Third Quarter	1.10	0.40	4.17	3.50
	Fourth Quarter	0.55	0.32	3.50	2.25

     As of December 31, 2001, there were approximately 200 shareholders of record of the Company’s Common Stock. In addition, the Company estimates that an additional 1,500 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Net4Music Inc., doing business as MakeMusic! Inc., is a global supplier of software, services and integrated solutions for musicians. Providing music notation software, intelligent accompaniments and immediate access to digital sheet music, the Company enhances music publishing, education, distribution and performance for musicians across the globe.

     On October 19, 2000, Coda Music Technology, Inc. changed its name to Net4Music Inc. in connection with its acquisition of Net4Music S.A. The Net4Music S.A. and Coda business combination was deemed to be a reverse acquisition of Coda by Net4Music S.A. Coda’s results are only included in the Company’s financial statements from the acquisition date (See Notes 2 and 3 to the Financial Statements.)

     The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation and amortization methods, asset impairment recognition, deferred tax valuation allowance, and business combination accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Results of Operations

     In order to provide the reader with more meaningful analysis the following discussion includes comparisons of December 31, 2001 results to the December 31, 2000 proforma results (Please refer to the December 31, 2000 proforma results in Note 14 to the Financial Statements).

For the year ended December 31, 2001 compared to the year ended December 31, 2000

Net Revenue. Net revenues for the year ended December 31, 2001 were $7,229,000 as compared to $1,454,000 for the year ended December 31, 2000. Net revenue for 2001 consists of software sales of $7,135,000 and the remainder consists primarily of sheet music sales through the Company’s website. As a result of the reverse acquisition completed on October 19, 2000, revenues for the Coda operations, previously called Coda Music Technology, Inc., were included in the 2000 results only after October 19, 2000. If the Coda operation revenues had been included in the 2000 results, revenues on a pro forma basis for the year 2000 would have been $7,294,000.

     Net revenues were $7,229,000 for the year ended December 31, 2001, a $65,000 or 0.9% decrease from pro forma revenues results for the year ended December 31, 2000. Net revenues remained fairly flat throughout 2001 despite a one-month delay in the release of Finale 2002 and a slowed economy exasperated by the September 11 terrorist attack. Fourth quarter revenues were $2,202,000, $581,000 or 36%, higher than pro forma fourth quarter 2000 sales. This increase offsets the revenue shortfall during the year.

     Until early 2000, before the reverse acquisition the Company generated most of its revenue from the rental of interactive kiosks and the sale of prepaid cards to purchase sheet music. In 1999, Management decided to stop this activity and the last card for use at the kiosks was sold in the 4th quarter of 2000.

     Currently, the Company is developing its software and Internet businesses. The Company started to generate revenues from Internet operations in 2000. Website revenue includes the sale of digital sheet music and MIDI files through the Company website, the sale of music books through the Partitor website and the sale of software through the Coda Music website. The Company recognizes product sales and shipping revenues when the product is shipped. The Company is currently focusing on growing its Internet operations and anticipates a growing trend for its online product sales.

     Gross Profit (Loss). Gross profit was $5,732,000 for the year ended December 31, 2001 as compared to gross profit of $1,125,000 for the year ended December 31, 2000. This reflects the Company’s addition of Coda software sales after the date of the reverse acquisition as described above and increased Internet emphasis. Cost of sales for software sales include product costs, royalties paid to publishers and amortization of capitalized repertoire development cost.

     Website Development. Website development expenses were $600,000 for the year ended December 31, 2001 as compared to actual and proforma website development expenses of $1,106,000 for the year ended December 31, 2000. Prior year expenses reflect initial website development of the Net4Music sheet music website, which has slowed since the website has been in operation. Website development expenses consist primarily of expenses required to improve the design and develop additional features for the Net4Music and SmartMusic websites and other underlying technology infrastructure. During the first nine months of 2001, the Company announced two restructures of its operations, which resulted in a significant reduction of expenses in website development and a shift of personnel in the European operation into the SmartMusic Internet operation. The SmartMusic operation is currently being capitalized.

     Content and Product Development. Content and product development expenses totaled $2,373,000 for the year ended December 31, 2001 as compared to content and product development expenses of $1,226,000 for the year ended December 31, 2000. Development costs increased due to the personnel costs for software development and SmartMusic repertoire development at Coda incurred after the completion of the reverse acquisition on October 19, 2000 (See Note 4 of the financial statements). Content & product development expenses on a pro forma basis for the year ended December 31, 2000 were $2,323,000. Content development expenses also include personnel costs and payments to a third party for the engraving of digital sheet music, which increased in level from 2000 to 2001, however expenditure levels were reduced for engraving of digital sheet music as a result of the second restructuring and were at much lower levels at the end of 2001.

     Selling and Marketing Expenses. Selling and marketing expenses were $4,555,000 for the year ended December 31, 2001 as compared to selling and marketing expenses of $6,165,000 for the year ended December 31, 2000. Selling and marketing expenses on a pro forma basis for the year ended December 31, 2000 were $7,865,000. The significant decrease in selling and marketing expenses relates to the reduced workforce due to the restructuring efforts announced in March 2001 and August 2001 and reduced advertising expenditures. The remainder of the decrease reflects the Company’s strong commitment to expense reductions primarily relating to the promotion of digital sheet music activities. Total selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll.

     General and Administrative Expenses. General and administrative expenses were $8,319,000 for the year ended December 31, 2001 as compared to general and administrative expenses of $4,692,000 for the year ended December 31, 2000. The increase in expense is the result of the reverse acquisition effective October 19, 2000 and the costs of being a global public company (See Note 3 of the financial statements). General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, other general corporate expenses and goodwill amortization. Amortization of goodwill for 2001 is $2,042,000 as compared to $464,000 for 2000. Amortization of goodwill in 2001 reflects the full year amortization as opposed to two and a half month of amortization in 2000. General and administrative expenses on a pro forma basis for the year ended December 31, 2000 were $8,969,000. The $650,000 decrease in general and administrative expenses in 2001 as compared to proforma 2000 relates to overhead reductions as a result of the restructurings which occurred in 2001 and $426,000 of acquisition costs included in 2000.

     Interest Income and Expense. Net interest income was $125,000 for the year ended December 31, 2001 in comparison to a net interest income of $289,000 for the year ended December 31, 2000. The decrease relates to reduction in interest income earned due to lower investment levels of available cash and cash equivalents.

     Foreign Exchange Loss. The Company did not recognize a foreign exchange loss in 2001 and incurred $55,000 in 2000 due to its international operations.

     Income Tax. Due to operating losses the Company recorded $4,000 and $1,000 minimum state tax for the years ended December 31, 2001 and 2000, respectively.

     Liquidity and capital resources. Net cash used in operating activities totaled $6,372,000 and $9,981,000 for the years ended December 31, 2001 and 2000 respectively. Net cash used in operating activities for both periods consisted primarily of net losses of $5,800,000 and $10,422,000 for the years ended December 2001 and 2000, respectively, net of depreciation, amortization, cash items in the restructuring charge and the impairment of intangibles. Cash utilized by net losses was reduced by the reduction to accounts payable and accrued liabilities as result of the closing of New York facility, reduction of European operations and the receipt of a $1,000,000 VAT receivable refund from the French government.

     Net cash used by investing activities was $15,000 for the year ended December 31, 2001. Net cash used in investing activities for this period consisted of purchases of property and equipment, capitalized development costs, intangibles, and other assets ($932,000), offset by $917,000 in redemptions of short-term investments. Net cash used in investing activities for the year ended December 31, 2000 was $1,354,000, virtually all of which related to purchases of property and equipment and intangibles.

     Cash provided by financing activities during the year ended December 31, 2001 totaled $751,000 as compared to $16,477,000 for the year ended December 31, 2000. The Company successfully raised $1.5 million by issuing shares of stock in the 3rd quarter of 2001, while in 2000, the funds raised through private sales of securities by Net4Music S.A totaled $16,855,000. Funds raised were offset by payments on long-term debt and capital leases in both 2001 and 2000.

     The Company has significantly reduced future monthly cash outflows as of the end of 2001. Management anticipates additional capital expenditures in connection with its expected growth in operations and infrastructure. The Company will also need to continue to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development. Management has taken steps to manage expenses and believes that existing cash, together with cash flows generated by product sales and the private placement, will be sufficient to fund operations through the end of 1st quarter of 2003. Management expects to seek additional equity financing or further reduce expenses to provide cash resources beyond that date.

     As of December 31, 2001, the Company had cash and short-term investments of $3,258,000 and a VAT receivable of $172,000.

     New Accounting Pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Shareholders
Net4Music Inc.

     We have audited the accompanying consolidated balance sheets of Net4Music Inc. and subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Net4Music Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 1, 2002

Net4Music Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except per share data)

	December 31

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$3,258	$9,090
Short-term investments	–	917
Accounts receivable (net of allowance of $151 and $118 as of December 31, 2001 and 2000, respectively)	640	580
Inventories	391	312
Prepaid expenses	294	452
Other current assets	219	965

Total current assets	4,802	12,316

Property and equipment, net	1,099	1,710
Goodwill, net of amortization of $2,360 and $250 as of December 31, 2001 and 2000, respectively	17,330	19,428
Intangible assets, net	4,380	7,320
Other non-current assets	981	491

Total assets	$28,592	$41,265

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$749	$1,427
Accrued expenses and other current liabilities	1,095	1,781
Current portion of long-term debt	254	230
Current portion of capital lease obligations	172	572
Reserve for product returns	167	169
Deferred revenue	63	42

Total current liabilities	2,500	4,221

Long-term debt, net of current portion	354	501
Capital lease obligations, net of current portion	10	208

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 65,000,000 Issued and outstanding shares – 20,860,022 and 18,384,275 in 2001 and 2000, respectively	209	184
Additional paid-in capital	57,686	55,642
Share subscription receivable	(73)	–
Accumulated deficit	(31,067)	(18,656)
Accumulated other comprehensive income	(277)	83
Deferred compensation	(750)	(918)

Total shareholders’ equity	25,728	36,335

Total liabilities and shareholders’ equity	$28,592	$41,265

See accompanying notes.

Net4Music Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)

	Year ended December 31

	2001	2000

Net revenues	$7,229	$1,454
Cost of revenues	1,497	329

Gross profit	5,732	1,125

Operating expenses
Website development expenses	600	1,106
Content and product development expenses	2,373	1,226
Selling and marketing expenses	4,555	6,165
General and administrative expenses	8,319	4,692
Restructuring charges	1,172	–
Impairment of long lived assets	1,304	–

	18,323	13,189

Loss from operations	(12,591)	(12,064)

Other income and expense, net	184	289
Foreign exchange loss	–	(55)
Loss before income tax	(12,407)	(11,830)

Income tax	(4)	(1)

Net loss	$(12,411)	$(11,831)

Basic and diluted loss per common share	$(0.58)	$(0.96)
Weighted average common shares outstanding	21,465,848	12,297,527

See accompanying notes.

Net4Music Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

	Common Stock		Additional
	Total		Paid-In	Share	Accumulated
	Shares	Amount	Capital	Subscription	Deficit

Balance at December 31, 1999	7,441,044	$1,617	$8,191	–	$(6,825)
Issuance of common shares	6,421,809	1,138	16,481	–	–
Reverse acquisition with Coda	6,428,264	(2,552)	29,316	–	–
Shares related to put and call agreements and reverse acquisition with Coda	(2,483,823)	(25)	25	–	–
Deferred compensation – unvested Coda options at October 19, 2000	–	–	423	–	–
Exercise of stock options and warrants	552,581	6	633	–	–
Issuance of stocks, stock options and warrants for services	24,400	–	80	–	–
Deferred compensation – options granted below fair value	–	–	493	–	–
Amortization of deferred compensation	–	–	–	–	–
Comprehensive loss:				—
Net loss	–	–	–	–	(11,831)
Translation adjustment	–	–	–	–	–
Comprehensive loss				–

Balance at December 31, 2000	18,384,275	184	55,642	–	(18,656)
Shares related to put and call agreements and reverse acquisition with Coda	175,853	2	(2)	–	–
Exercise of stock options and warrants	500	–	1	–	–
Issuance of stocks, stock options and warrants for services	1,000	–	289	–	–
Extension of employee stock options related to restructuring	–	–	297	–	–
Private placement offering, net	2,298,394	23	1,459	(88)	–
Share subscription receivable receipt	–	–	–	15	–
Amortization of deferred compensation	–	–	–	–	–
Comprehensive loss:
Net loss	–	–	–	–	(12,411)
Translation adjustment	–	–	–	–	–

Comprehensive loss

Balance at December 31, 2001	20,860,022	$209	$57,686	$(73)	$(31,067)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other	Shareholders'
	Deferred	Comprehensive	Equity
	Compensation	Income	(Deficit)

Balance at December 31, 1999	$(49)	$65	$2,999
Issuance of common shares	–	–	17,619
Reverse acquisition with Coda	–	–	26,764
Shares related to put and call agreements and reverse acquisition with Coda	–	–	–
Deferred compensation – unvested Coda options at October 19, 2000	(423)	–	–
Exercise of stock options and warrants	–	–	639
Issuance of stocks, stock options and warrants for services	–	–	80
Deferred compensation – options granted below fair value	(493)	–	–
Amortization of deferred compensation	47	–	47
Comprehensive loss:
Net loss	–	–	(11,831)
Translation adjustment	–	18	18
Comprehensive loss			(11,813)

Balance at December 31, 2000	(918)	83	36,335
Shares related to put and call agreements and reverse acquisition with Coda	–	–	–
Exercise of stock options and warrants	–	–	1
Issuance of stocks, stock options and warrants for services	–	–	289
Extension of employee stock options related to restructuring	–	–	297
Private placement offering, net	–	–	1,394
Share subscription receivable receipt	–	–	15
Amortization of deferred compensation	168	–	168
Comprehensive loss:
Net loss	–	–	(12,411)
Translation adjustment	–	(360)	(360)

Comprehensive loss			(12,771)

Balance at December 31, 2001	$(750)	$(277)	$25,728

See accompanying notes.

Net4Music Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year ended December 31

	2001	2000

Operating activities
Net loss	$(12,411)	$(11,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,562	995
Depreciation and amortization of property and equipment	929	367
Impairment of Intangibles	1,304	–
Amortization of deferred compensation	168	47
Restructuring	647
Issuance of stock, options and warrants for services	289	80
Increase (decrease) in cash from:
Accounts receivable	(87)	99
Inventories	(79)	(83)
Other current assets	712	(462)
Prepaid expenses	180	(201)
Accounts payable	(759)	342
Advances from shareholders		(1)
Accrued liabilities and product returns	(855)	683
Deferred revenue	28	(16)

Net cash used in operating activities	(6,372)	(9,981)

Investing activities
Purchases of property and equipment, net	(352)	(750)
Purchase of business	–	(552)
Capitalized development cost and other	(580)	22
Redemptions of short-term investments	917	(74)

Net cash used in investing activities	(15)	(1,354)

Financing activities
Cash proceeds from issuance of shares	1,394	16,855
Exercise of stock options	1	–
Payments received on share subscription notes	15	–
Increase in long-term debt	–	571
Payments on long-term debt	(93)	(475)
Payments on capital leases	(566)	(474)

Net cash provided by financing activities	751	16,477

Effect of exchange rate changes on cash	(196)	(158)

Net decrease in cash and cash equivalents	(5,832)	4,984
Cash and cash equivalents, beginning of year	9,090	4,106

Cash and cash equivalents, end of year	$3,258	$9,090

Supplemental disclosure of cash flow information
Interest paid	$50	$83

Non-cash transactions:
Issuance of common stock for music distribution rights	$–	$1,403

Equipment purchased with capital leases	$–	$347

See accompanying notes.

Net4Music Inc.
Notes to Consolidated Financial Statements
December 31, 2001

1. Business and Organization

     Net4Music Inc., formerly known as Coda Music Technology, Inc. (“Coda”), and subsidiaries (the “Company”) is the result of the October 2000 reverse acquisition of Coda and Net4Music S.A. The acquisition was accounted for as a reverse acquisition with Net4Music S.A. treated as the accounting acquirer (see Note 4). The financial statements of Net4Music S.A. are presented as the historical financial statements of the Company for all periods presented. The results of operations for Coda are included under purchase accounting from the October 19, 2000 acquisition date forward.

     Net4Music S.A. was incorporated in France as a Société Anonyme or corporation in 1995, under the name ‘Interactive Musique Compagnie’ (“IMC, S.A.”), to develop and distribute digital sheet music. As of July 28, 1999, but effective January 1, 1999, the Company changed its name from IMC S.A. to Net4Music S.A., and merged with its two 100%-owned subsidiaries, Euro Music Systems S.A. (“EMS”) and Music Writer Europe S.A. (“MWE”).

     In early 1999, Net4Music S.A. refocused its strategy toward distribution of digitized sheet music through the Internet and developed its website www.net4music.com that was officially launched in December 1999. Part of this strategy was also the acquisition of its main European competitor Informusique, and the negotiation of musical work distribution agreements with publishers. In 2001, the Company restructured its Internet sheet music distribution activity and decided to maintain its www.net4music.com website at a low-maintenance level. New York and Lyon operations were closed and most of the resources and effort of the Company’s French operation were refocused toward development of SmartMusic Studio.

     Coda, a division of the Company, develops and markets proprietary music technology products that enhance music learning and composition, increase productivity and make practicing and performing music fun. Coda’s innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques. Product sales are via software sales through traditional distribution channels and the Coda website.

     In March 2002, the Company announced plans to change its corporate name to MakeMusic! Inc. While the Company immediately commenced doing business as MakeMusic! Inc., the formal legal name change is subject to shareholder approval at the Company’s 2002 annual meeting in May. After shareholder approval of the new name, the Company expects to change its stock-trading symbol on the Nasdaq Stock Market to “MMUS”.

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

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

     Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of “Accumulated Other Comprehensive Income” in shareholders’ equity. Gains and losses from foreign currency transactions are not material.

Revenue Recognition

     Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Pursuant to SOP 97-2, software revenue is recognized when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant.

     Customers are entitled an upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers all revenue recognition for products that were sold within the upgrade replacement window, until such time that the upgrade is shipped.

     Revenues from sheet music sales are recognized at the time of delivery.

Restructuring Charges

     The Company initiated in March 2001 a corporate restructuring plan to eliminate redundant responsibilities and cut excess costs resulting from the reverse acquisition of October 2000, and in August 2001 a restructuring of its digital sheet music operation at its European and Madagascar locations. Restructuring charges were recorded in the first and third quarters of 2001 totaling $1,172,000. The first restructuring affected 31 employees from the sales and marketing department in New York and the engraving and sales and marketing departments in France. The second restructuring allowed the Company to reduce fixed costs relating to the production of digital sheet music and to transition to the use of outside contractors. It affected 90 employees in Europe and Madagascar and included closure of leased facilities in Lyon (France) and the sale of the Madagascar operation. The restructuring activity roll-forward as of December 31, 2000 and 2001 was as follows:

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

	December 31,	Additional		December 31,
	2000	Restructure	Usage	2001

Non-Cash Items:
Severance and related personnel expenses	$—	$297,000	$297,000	$—
Fixed asset write-off	—	189,000	189,000	—
Cash Items:
Severance and related personnel expenses	—	545,000	478,000	67,000
Lease termination	33,000	130,000	69,000	94,000
Moving/Storage	—	5,000	5,000	—
Other	—	6,000	6,000	—

Total	$33,000	$1,172,000	$1,044,000	$161,000

Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded as their effect is anti-dilutive.

     Weighted average shares used in the calculation of net loss per share are as follows:

	2001	2000

Weighted average shares outstanding	19,083,121	11,802,120
Weighted average effect of shares issuable under put and call arrangements	2,382,727	495,407
Net weighted average shares	21,465,848	12,297,527

Segment Reporting

     The Company operates in one industry segment, being the design, development, support and marketing of digital solutions to music educators, music makers and the music publishing industry.

Intangible Assets

     Intangible assets consist primarily of capitalized development costs of distribution methods, patent filing costs, goodwill and the identifiable intangible assets acquired in the reverse acquisition. (See Note 5).

Website Development

     Costs incurred in the development of the Company’s web site are capitalized in accordance with the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs.

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

     Application development stage costs are capitalized and amortized on a straight-line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant modifications of the site in response to the rapid rate of change in the Internet industry and technology in general. In 2001, the Company capitalized $369,000 relating to the SmartMusic subscription service.

     Website development expenses in the Statement of Operations are primarily non-capitalized development costs and the amortization costs of capitalized expenses as well as costs dedicated to site maintenance and minor improvements. Costs of preliminary studies of the functional analysis and website post-implementation costs are expensed as incurred.

Content Development

     Content development expenses for sheet music (the costs of entering and engraving music under digital format) are expensed as incurred. Some distribution agreements stipulate that the publisher pays for a portion of these costs according to a contractual rate; these amounts are recorded as engraving service revenues.

Software Development

     Costs incurred in the development of software products are capitalized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The capitalized amount represents costs of producing product masters for new songs as technological feasibility has been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a period based on the current and expected future revenue from the product or the straight-line method, not to exceed three years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of software development expenses may not be recoverable.

Repertoire Development Costs

     The costs incurred in the development of repertoire software are capitalized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. As of December 31, 2001 and 2000, the Company has capitalized, net of amortization and reserves, $313,000 and $362,000, respectively, of costs related to the development of repertoire software. These costs are amortized over the greater of an amount based on the current and expected future revenues from the software or the straight-line method, not to exceed three years, beginning when the repertoire products are released. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of repertoire development costs may not be recoverable.

Patents and Trademarks

     Costs associated with obtaining patents, trademarks and Internet domain names are capitalized. These costs are being amortized from 3 to 10 years depending on their estimated useful lives.

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Goodwill and Acquired Identifiable Intangible Assets

     Goodwill, which represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired, is being amortized on a straight-line basis over 10 years. The identified intangible assets acquired consist mainly of the value of software products, amortized over 5 years; Coda trade name, amortized over 10 years; Coda website, amortized over 3 years; distributor/dealer network, amortized over 5 years; acquired workforce, amortized over 3 years; and customer lists, amortized over 5 years. (See Note 3 for the potential effect of the adoption of FAS 142 in 2002.)

Property and Equipment

     Property and equipment are stated at their acquisition costs. They are depreciated using the straight-line method over the estimated useful life of the assets as follows:

Period

Purchased software	3 years
Computer equipment	3 – 5 years
Furniture	3 – 10 years

     Property and equipment held under capital lease are capitalized and depreciated over the useful life of the asset in case of a contractual option to buy or over the residual life of the lease contract.

Inventories

     Inventories are stated at the lower of weighted average cost or market and consist of finished products and components.

Impairment of Long-Lived Assets

     The Company reviews the long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

     In connection with a restructuring of its digital sheet music operations in France in the third quarter of 2001, the Company reevaluated the recoverability of certain license rights. Management concluded from the results of this evaluation that an impairment of license rights had occurred and recorded a $1,304,000 non-cash impairment charge. In 2001 the Company also evaluated the carrying value of the goodwill arising from its reverse acquisition in 1999 in comparison to estimated undiscounted cash flows of Coda and concluded there was no impairment as of December 31, 2001. (See Note 3 – New Accounting Pronouncements for the expected effect of the adoption of Statement of Financial Accounting Standard No. 142 in 2002).

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents and Short-Term Investments

     Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents and short-term investments are recorded at cost, which approximates fair value. Short-term investments consisting of money market funds are considered to be available for sale. Unrealized gains or losses were immaterial at December 31, 2000.

Fair Value of Financial Instruments

     At December 31, 2001, and 2000, the carrying values of current financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, as well as the current portion of long-term debt and capital lease obligations, approximated their market values, based on the short-term maturities of these instruments.

     At December 31, 2001 and 2000, the market value of long-term debt approximates its carrying value. Market value is determined using discounted future cash flows at a market interest rate or other appropriate valuation method.

Income Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment.

Stock-Based Compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Use of Estimates

     Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Net4Music Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Advertising

     The Company expenses advertising costs as incurred. The Company expensed $373,000 and $3,155,000 for the years ended December 31, 2001 and 2000, respectively.

Reclassifications

     Certain amounts in the 2000 consolidated balance sheet and consolidated income statement of operations have been reclassified to conform to the 2001 presentation.

3. New Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity recognize all derivatives as either assets or liabilities at fair value. This statement was effective for the Company beginning January 1, 2001 and had no impact on the Company’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

     The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $2,152,000 ($0.10 per share) in 2002. The Company will reclassify an acquired workforce intangible asset with an unamortized balance of $330,000 to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on steps the Company has taken to prepare for the adoption of Statement 142, it is likely that an approximately $11.5 million non-cash charge for goodwill impairment will be recorded using the impairment test required by Statement 142. The Company currently evaluates goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company plans to finalize the measurement of the impairment loss in the first quarter of 2002.

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

     In connection with the acquisition, Coda changed its name to Net4Music Inc. (the “Company”). Although Net4Music S.A. and its subsidiaries became subsidiaries of the Company as a result of this “reverse” acquisition, the transaction has been accounted for as a purchase by Net4Music S.A. of the Company, with the books and records of the Company being adjusted to reflect the historical operating results of Net4Music S.A. and its subsidiaries.

     In the transaction, certain shareholders of Net4Music S.A. received approximately 11,379,000 shares of Coda common stock, certain Net4Music S.A. option and warrant holders received Coda options and warrants, and the remaining shareholders and option and warrant holders entered into a put and call agreement. The put and call agreement provides that the parties to the agreement can, at any time during the five-year period following the acquisition, require the Company to acquire their shares of Net4Music S.A. in exchange for the Company’s stock based on the same conversion ratio applicable to the Net4Music S.A. shares at the acquisition date. Additional paid-in capital includes the shares held in the put and call agreement.

     The purchase price of approximately $26,764,000, including the fair value of Coda’s common stock and its vested options and warrants at the acquisition date, and acquisition-related costs of $1,234,000 have been allocated based on the estimated fair value of the assets and liabilities of Coda deemed for accounting purposes to have been acquired by Net4Music S.A. The excess purchase price deemed paid by Net4Music S.A. for the net assets of Coda over the fair value of those assets was $25,204,000 and is being amortized using the straight-line method over a range of 3 to 10 years. The excess purchase price was allocated as follows: goodwill—$19,690,000, software products—$2,304,000, Coda trade name—$130,000, Coda website—$310,000, distributor/dealer network—$1,440,000 and workforce and customer lists—$1,330,000. In connection with the reverse acquisition, the Company recorded $423,000 in deferred compensation expense related to the intrinsic value of unvested Coda options at the time of the reverse acquisition.

Net4Music Inc.
Notes to Consolidated Financial Statements

4. Business Acquisitions (continued)

Business Combinations – Pro Forma Results

     The pro forma unaudited results below assume the reverse acquisition occurred at the beginning of the period ended December 31, 2000 (in thousands, except share and per share data):

Year ended
December 31, 2000

Net revenues	$7,294
Cost of revenues	1,619

Gross Profit	5,675
Operating expenses
Website development expenses	1,106
Content and product development expenses	2,323
Selling and marketing expenses	7,865
General and administrative expenses	8,969

Total operating expense	20,262
Loss from operation	(14,587)
Net loss	$(14,303)
Basic and diluted net loss per share	$(0.82)
Basic and diluted weighted average common shares	17,366,024

     The pro forma statements of operations reflect incremental amortization of goodwill, interest expense and provisions for federal and state income taxes.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

5. Supplemental Balance Sheet Information

Inventories

     Inventories consist of the following:

	December 31,

	2001	2000

	(In thousands)
Components	$349	$420
Finished goods	123	138
Reserve for obsolescence	(81)	(246)

	$391	$312

Net4Music Inc.
Notes to Consolidated Financial Statements

5. Supplemental Balance Sheet Information (continued)

Property and Equipment

     Property and equipment are as follows:

	December 31,

	2001	2000

	(In thousands)
Computer equipment and software	$2,069	$1,705
Interactive kiosks	–	1,191
Vehicles	–	34
Office furniture and other	646	432

	2,715	3,362
Less accumulated depreciation and amortization	1,616	1,652

	$1,099	$1,710

     The Company has financed some of its equipment in Europe through capital lease contracts. Capitalized lease costs in property and equipment accounted for $412,000 and $1,651,000 as of December 31, 2001 and 2000, respectively. Accumulated depreciation of capital lease assets at December 31, 2001 and 2000 was $230,000 and $1,332,000, respectively.

Intangible Assets

     Intangible assets are as follows:

	December 31,

	2001	2000

	(In thousands)
Capitalized website development costs	$897	$822
Distributor/dealer network	1,440	1,440
License rights	329	1,639
Software products	2,304	2,304
Workforce and customer lists	1,330	1,330
Other intangible assets	130	611

Total gross value	6,430	8,146
Less accumulated amortization	2,050	826

	$4,380	$7,320

     In 2000, the Company entered into consulting, distribution and engraving agreements recording a value of $1,639,000 paid for the rights granted. In 2001 the Company decided to restructure its digitized sheet music distribution activity, these contracts were revaluated and management concluded that an impairment of approximately $1,304,000 had occurred.

Net4Music Inc.
Notes to Consolidated Financial Statements

6. Debt

Line of Credit

     The Company had a $500,000 line-of-credit agreement that expired on February 14, 2001.

Long-Term Debt

	December 31,

	2001	2000

	(In thousands)
Conditional advance from ANVAR	$486	$510
Convertible bonds	122	128
Bank loans	–	93

Total long-term debt	608	731
Less current portion	(254)	(230)

	$354	$501

Conditional Advance from ANVAR

     The outstanding balance from the “Agence Nationale pour la Valorisation de la Recherche” (“ANVAR”), a French state-owned institution dedicated to the financing of research and development activities of French companies, totaled $486,000 and $510,000 at year-end 2001 and 2000, respectively. The agreement with ANVAR contains repayment terms that have been used to classify the debt in the financial statements. Although the Company anticipates receiving formal forgiveness of the loans, such forgiveness will not be received until a study by ANVAR that is currently being done and has not been taken into account in determining debt classification.

Convertible Bonds

     In September 1996, the Company issued 9,000 convertible bonds to EUREFI for a total of $175,600 in order to reinforce its equity and finance its growth. These bonds are convertible by the holder, seven bonds giving a right on four shares of common stock, from January 1, 2000 through the term of the debt at December 31, 2003. The debt bears interest at 6% a year payable each half-year at June 30 and December 31. Debt can be reimbursed in three annual payments of 3,000 bonds from December 31, 2001.

     Maturities of long-term debt outstanding at December 31, 2001 are as follows (in thousands):

2002	$254
2003	233
2004	121

$608

Net4Music Inc.
Notes to Consolidated Financial Statements

6. Debt (continued)

Bank Loans

     The Company had two term loans bearing interest at fixed rates. The average interest rate was 3.6% at December 31, 2000. These loans were repaid in 2001.

     In 2000, Coda entered into a $250,000 note payable with its bank bearing interest at a fixed rate of 10%. The note required monthly payments in the amount of $8,085. As of December 31, 2001, the Company had repaid the loan.

7. Shareholders’ Equity

     In January 2001 the Company issued 1,000 shares of common stock to a consultant for services provided. In connection with this issuance the company recognized expenses in the amount of $1,180.

     In August 2001 the Company issued 65,000 options to purchase common stock at $0.75 to third parties in exchange for advisory and promotional services. 40,000 of these options vested immediately and the remaining 25,000 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $13,000. As the remaining options vest the Company will recognize additional expenses.

     In October 2001, the Company issued 150,000 warrants to purchase common stock at $0.66 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. At December 31, 2001, the Company has recognized expenses in the amount of $3,000 in relation to the vested portion of warrants. As the remaining warrants vest the Company will recognize additional expenses.

     In September 2001 the Company sold pursuant to a private placement, 2,298,394 shares of its common stock at a price of $0.66 per share, based on a 30-day average of the closing price of the company stock preceding the private placement for proceeds of $1,517,000. Net of expenses, the total cash received from the private placement was $1,394,000. In addition, with each share purchased, investors received one warrant exercisable for three and one-half years to purchase one common share for $0.66. Management and employees purchased 207,210 shares of which a portion were made with non-interest bearing loans to be paid from earned bonuses. As of December 31, 2001 $73,000 of the management and employee purchases remained outstanding, any unpaid balances are due fully by September 28, 2002. Shareholders approved the stock issuance for those shares in excess of 20% of outstanding balances at a special shareholder meeting on December 19, 2001.

Authorized Shares

     The Company’s Restated Articles of Incorporation authorized the issuance of 65,000,000 shares of $.01 par value capital stock. Of such authorized shares, 50,000,000 have been designated as common shares and 15,000,000 are undesignated as of December 31, 2001.

Net4Music Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

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

     In July through October 2000, Net4Music, S.A. issued 449,501 shares of Class B stock in exchange for cash, generating a share capital increase of $1,200,000. In October 2000, the Company converted Class A and Class B shares into ordinary shares. Also in October 2000, 1,521,649 warrants were exercised, generating a share capital increase of $200,000. These shares of Net4Music S.A. were converted to Net4Music Inc. shares at a rate of .78 shares of Net4Music Inc. for each share of Net4Music S.A.:

		Net4Music converted
		shares prior to shares
	Net4Music S.A. pre	affected by the put/call
Date of Issuance:	acquisition shares	agreement
April 2000	905,290	706,126
May 2000	5,357,100	4,178,577
July 2000	349,501	272,220
October 2000	100,000	78,000
October 2000	1,521,649	1,186,886

Total shares issued prior to the reverse acquisition		6,421,809

     In December 2000, the Company entered into an agreement in which it will issue up to 150,827 warrants to purchase the Company’s common stock at $.01 per share to a strategic partner for the non-exclusive distribution rights of 2,500 of its titles. The warrants are earned based on the ratio of titles received by the Company to 2,500. In December 2000, the Company issued 12,066 warrants and recognized an expense in the amount of $37,000 pursuant to the contract. During 2001, the Company issued an additional 138,761 warrants related to this contract and recognized an expense in the amount of $268,000 related to these issuances.

     Also in December 2000, the Company issued 24,400 shares of common stock and 15,600 options to purchase common stock to certain third parties for advisory services and distribution rights. Accordingly, the Company recognized expenses of $43,000 related to these issuances.

Net4Music Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

Coda Reverse Acquisition

     In connection with the October 19, 2000 reverse acquisition with Coda Music Technology, Inc., certain Net4Music S.A. shareholders received 11,379,030 shares of Coda common stock in exchange for 14,588,500 shares of its ordinary stock. Shareholders’ equity was reclassified as of that date to account for this exchange in which Net4Music S.A. was treated as the acquiring company under purchase accounting. Certain holders of Net4Music S.A. options and warrants also converted their rights to comparable Coda options and warrants at that time. The remaining Net4Music S.A. shareholders and option and warrant holders retained their common stock interests in Net4Music S.A. with a put and call agreement permitting conversion of those shares, options or warrants at any time within five years into “Coda common stock” at the same conversion ratio applicable at the acquisition date. Such remaining shares, options and warrants, if converted, would be the equivalent of 3,328,347 shares of Coda common stock. The shares subject to the put and call arrangement are considered to be contingently issuable and are classified within shareholders’ equity because the parent is considered to have retained the risks and rewards of ownership.

     The 6,428,264 existing shares of Coda outstanding immediately prior to the acquisition date were valued at $3.75 per share for the purpose of applying purchase accounting and are reflected as such in the Consolidated Statement of Shareholders’ Equity. Also included in the purchase price was the fair value of all vested Coda options. The intrinsic value of all unvested Coda options was recorded as deferred compensation in shareholders’ equity and will be amortized to compensation expense over the remaining vesting period.

Stock Options and Warrants

     Prior to the Coda reverse acquisition, Net4Music S.A. had granted options and warrants in 2000 and 2001, to employees, directors, external consultants and licensors as follows:

		Weighted-
	Ordinary	Average
Grantee	Shares	Exercise Price

Balance at December 31, 1999	2,791,987	FRF	6.34
Granted	8,143,131	FRF	5.47
Exercised	(1,521,649)	FRF	1.00
Canceled	(5,536,437)	FRF	3.17
Converted to Coda Options	(705,475)	FRF	8.19
Converted to Coda Warrants	(905,290)	FRF	25.00

Balance at December 31, 2000	2,266,267	FRF	7.51
Granted	–	FRF	–
Exercised	–	FRF	–
Canceled	(180,489)	FRF	8.64

Balance at December 31, 2001	2,085,778	FRF	7.41

Net4Music Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

     In connection with the Coda reverse acquisition, certain option and warrant holders converted their rights into Coda options or warrants based on the acquisition conversion price rate of .78 and under the same terms as their original rights. The remaining option and warrant holders retained their right to purchase Net4Music S.A. shares with a put and call agreement as described above. Options and warrants for 2,085,778 Net4Music S.A. shares at an average exercise price of FRF 7.41 ($1.02) remain outstanding at December 31, 2001 under put and call agreements.

     The Company has a stock option plan pursuant to which options for up to 2,675,000 shares of its common stock may be issued to its key employees and directors. The options vest over periods of up to six years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company also has granted nonqualified stock options to certain of its directors, European employees and consultants. These options vest over periods of up to five years and have been granted at prices at least equal to the stock’s fair market value at the grant date.

     In connection with the Coda reverse acquisition, all Coda stock options remained outstanding under their original terms. The following summarizes activity under the Company’s stock options:

				Weighted-
Plan Options	Employee	Non-Employee	Total	Average
	Options	Options	Options	Exercise Price

Coda Options Outstanding at October 19, 2000, date of reverse acquisition	738,033	–	738,033	$1.90
Granted	847,800	15,600	863,400	2.17
Exercised	(12,500)	–	(12,500)	1.38
Canceled	(65,533)	–	(65,533)	1.31

Outstanding at December 31, 2000	1,408,800	114,600	1,523,400	2.08
Granted	696,500	66,500	763,000	0.96
Exercised	(500)	–	(500)	1.38
Canceled	(109,300)	(26,500)	(135,800)	2.06

Outstanding at December 31, 2001	1,995,500	154,600	2,150,100	$1.69

				Weighted-
Non Plan Options	Employee	Non-Employee	Total	Average
	Options	Options	Options	Exercise Price

Net4Music S.A. Options Converted October 19, 2000, date of reverse acquisition	307,676	242,595	550,271	$1.35

Outstanding at December 31, 2000	307,676	242,594	550,270	1.35
Canceled	(17,550)	–	(17,550)	1.81

Outstanding at December 31, 2001	290,126	242,594	532,720	$1.33

     The weighted-average fair value of options granted during 2001 and 2000 was $0.84 and $1.60, respectively.

Net4Music Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

     The following summarizes information about stock options outstanding at December 31, 2001:

		Options Outstanding			Options Exercisable

		Outstanding at	Weighted-	Weighted-	Exercisable at	Weighted-
Range of		December 31,	Average	Average	December 31,	Average
Exercise Prices		2001	Remaining Term	Exercise Price	2001	Exercise Price

$ .57 –	$1.00	571,348	2.88 years	$.84	418,723	$.88
1.01 –	2.00	1,422,772	5.33 years	1.37	588,143	1.53
2.01 –	3.00	567,500	5.24 years	2.59	225,133	2.56
3.01 –	4.00	88,200	4.13 years	3.37	61,202	3.31
4.00 –	4.50	33,000	3.32 years	4.13	19,083	4.13

Total		2,682,820	4.72 years	$1.62	1,312,285	$1.62

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. The fair value of grants to the Company’s employees and directors was estimated at the grant date using the following assumptions for 2001 and 2000: no expected dividend yield; risk-free interest rates of 4.75% and 6.0%, respectively; expected lives of 7 and 5 years, respectively; and estimated volatility of 1.005. Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

	December 31,

	2001	2000

Net loss:	(In thousands)
As reported	$(12,411)	$(11,831)
Pro forma	(13,353)	(12,347)
Basic and diluted loss per share:
As reported	$(.58)	$(.96)
Pro forma	(.64)	(1.00)

     In 2000, the Company granted options to purchase 585,000 shares at prices between $1.64 and $2.63 per share when fair value of the Company’s stock was $2.81, resulting in deferred compensation of approximately $493,000.

     In connection with certain financing and other transactions prior to the Coda reverse acquisition, Coda had issued warrants to purchase shares of common stock at prices between $1.25 and $4.50 per share, exercisable over periods of five to seven years from the grant date. These warrants remained outstanding after the Coda reverse acquisition. Warrants previously granted by Net4Music S.A. to purchase 452,645 shares of common stock were converted to warrants for 353,063 “Coda shares” as part of the Coda reverse acquisition at the conversion rate of 0.78.

Net4Music Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

     Total warrants of 2,699,221 are outstanding at December 31, 2001, of which 2,556,721 are exercisable at a weighted average exercise price of $0.73. The warrants expire as follows: 2002 – 70,000, 2005 – 2,328,394, 2010 – 150,827, 2011 – 150,000.

8. Commitments

Capital Lease Obligations

     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2002	$175
2003	5
2004	5
2005	4

Total minimum lease payments	189
Less amount representing interest	7

Present value of net minimum lease payments	182
Less current portion	172

Long-term portion	$10

Operating Leases

     The Company leases office and warehouse space and certain equipment under operating leases through 2005.

     Future minimum lease payments under these leases for the year ending December 31, 2001 are as follows (in thousands):

2002	$234
2003	113
2004	47
2005	24

Total minimum lease payments	$418

     Rent expense for the years ended December 31, 2001 and 2000 was $308,000 and $230,000, respectively.

Licensing and Exclusivity Agreements

     The Company has entered into license agreements for the distribution of music publishing catalogs, which require payments based on the sale of its products. The Company’s Coda Division has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments. Payments to licensors are included in cost of sales in the consolidated statement of operations and were $138,000 and $33,350 for the years ended December 31, 2001 and 2000, respectively.

Net4Music Inc.
Notes to Consolidated Financial Statements

8. Commitments (continued)

Minimum royalties related to significant licensors are as follows (in thousands):

2002	$77
2003	74
2004	72
2005	60
2006	56

Total	$339

     Royalty expense, including amounts related to the agreement referred to above, totaled approximately $210,000 in the year ended December 31, 2001 and is reflected as a component of cost of sales in the accompanying statements of operations.

9. Employee Benefit Plan

     As required by French law, the Company contributes to mandatory pension plans covering all French employees. Payments are based upon salaries and made to state-owned institutions. In France, legislation also requires that lump sum retirement benefits be paid to employees in service with the Company at their retirement date, based upon their years of service and compensation at retirement. The obligation related to these retirement benefits was immaterial at December 31, 2001 and 2000.

     401(k) Savings Plan

     The Company has established a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 20% of their compensation, subject to a maximum limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional contributions. The Company made no contributions to the plan in fiscal 2001.

10. Income Taxes

     Loss before income taxes includes the following components:

	December 31,

	2001	2000

	(In thousands)
France	$(7,590)	$(6,163)
United States	(4,817)	(5,667)

	$(12,407)	$(11,830)

Net4Music Inc.
Notes to Consolidated Financial Statements

10. Income Taxes (continued)

     The tax effects of temporary differences at an assumed effective annual rate of 38% (France, 35%) are shown in the following table:

	December 31,

	2001	2000

	(In thousands)
Loss carryforwards	$13,192	$9,700
Research and development credits	385	367
Inventory	94	428
Depreciation and amortization	213	167
Other accruals	383	126
Valuation allowance for deferred tax assets	(12,574)	(9,240)

Net deferred tax assets	1,693	1,548
Deferred tax liability:
Software development costs	138	138
Intangible assets	1,555	1,410

Total deferred tax liabilities	1,693	1,548

Net deferred taxes	$–	$–

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

     A reconciliation of income taxes computed using the U.S. statutory rate (34%) to the effective income tax rate included in the statement of operations is as follows:

	December 31,

	2001	2000

	(In thousands)
Income tax computed at the statutory rate	$(4,218)	$(4,022)
State taxes, net of calculated federal income tax benefit	(283)	(237)
Unused tax loss carryforwards and valuation reserve	3,429	4,120
Permanent differences	1,149	304
Effect of higher tax rates in France	(76)	(164)
Other	3	–

Effective income tax expense	$4	$1

Net4Music Inc.
Notes to Consolidated Financial Statements

10. Income Taxes (continued)

Net Operating Losses

     At December 31, 2001, the Company has net operating loss carryforwards (NOLs) and research and development credits which may be used to offset otherwise future taxable income with the following expiration dates:

			Research and
	Net Operating Loss		Development

	Net4Music		Credits
	S.A. France	U.S.	U.S.

	(In thousands)
2002	$17	–	–
2003	26	–	–
2004	4,035	–	–
2005	5,870	–	–
2006	4,122	38	–
2007	–	243	13
2008	–	825	72
2009	–	1,586	90
2010	–	2,128	47
2011	–	2,192	43
2012	–	1,736	38
2018	–	770	46
2019	–	1,478	36
2020	–	4,414	–
2021	–	2,969	–

	$14,070	$18,379	$385

     Net4Music S.A. has additional operating loss carryforwards of $3.5 million which can be carried forward indefinitely under French law.

     Included in the U.S. NOLs are those of Net4Music S.A.’s subsidiary with federal and state NOLs of approximately $7.1 million which begin to expire in 2019. These loss carryforwards can only be used by the entity that has generated the corresponding tax losses.

     At December 31, 2001, approximately $9.5 million of the Company’s NOLs have a full valuation allowance and when realized will result in a reduction of goodwill associated with the Coda acquisition. Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the Coda reverse acquisition, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2001. The Company’s subsidiary in New York had also generated approximately $4.6 million in NOLs that may also be subject to Section 382 limitations due to the significant changes in control of Net4Music S.A. in the previous year. There can be no assurance that certain of the Company’s NOLs will be available for use in the future.

Net4Music Inc.
Notes to Consolidated Financial Statements

11. Litigation

     In the ordinary course of business, the Company can be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated.

12. Related Party Transactions

     On September 28, 2001 the Company sold pursuant to a private placement, 2,298,394 shares of its common stock at a price of $0.66 per share, based on a 30-day average of the closing price of the company stock preceding September 20, 2001. Management and employees purchased over 207,210 shares, with $88,000 of the purchases being made with non-interest bearing loans to be paid from earned bonuses. As of December 31, 2001, the outstanding loan balance is $73,000.

13. Segment and Geographic Data

     The Company operates in one industry segment, being the design, development, support and marketing of digital solutions to music educators, music makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.

     During 2001 and 2000, the Company had sales of approximately $831,000 and $183,000 respectively to a major customer. Accounts receivable from this customer were approximately $108,000 at December 31, 2001.

     Net revenues for 2001 and 2000 included software sales of $7,135,000 and $1,286,000 respectively. Software sales began in October 2000 with the reverse acquisition of Coda.

     The geographic distribution of the Company’s revenue and long-lived assets are summarized in the following table:

	December 31,

	2001	2000

	(In thousands)
Net sales:
North America	$5,584	$1,142
Europe	871	211
Asia	689	66
Other	85	35

	$7,229	$1,454

Long-lived assets:
North America	$22,845	$26,495
Europe	945	2,659

	$23,790	$29,154

Net4Music Inc.
Notes to Consolidated Financial Statements

14. Quarterly Results of Operations (Unaudited)

     The following table summarizes the 2001 unaudited consolidated statement of operations data compared to the pro forma 2000 statement of operations data that shows the financial results as if the reverse acquisition completed on October 19, 2000 had occurred prior to the beginning of 2000. The operating results for any quarter are not necessarily indicative of results for any future period.

		Quarter Ended

(In thousands, except per share data)	March 31	June 30	September 30	December 31

2001 Actual

Net Revenues	$1,893	$1,184	$1,950	$2,202
Cost of revenues	412	298	354	433

Gross profit	1,481	886	1,596	1,769
Operating expenses	5,013	3,933	3,748	3,153
Impairment — intangibles	–	–	796	508
Restructuring	645	–	386	141

Total Operating Exp	5,658	3,933	4,930	3,802

Loss from operations	$(4,177)	$(3,047)	$(3,334)	$(2,033)
Net Loss	$(4,129)	$(3,035)	$(3,260)	$(1,987)
Basic and diluted loss per common share	$(0.20)	$(0.15)	$(0.16)	$(0.09)
EBITDA	$(3,123)	$(1,870)	$(2,105)	$(837)

2000 Pro forma

Net Revenues	$1,839	$1,095	$2,739	$1,621
Cost of revenues	446	350	529	294

Gross profit	1,393	745	2,210	1,327
Operating expenses	4,660	4,926	4,821	5,854

Loss from operations	$(3,267)	$(4,181)	$(2,611)	$(4,527)
Net Loss	$(3,236)	$(4,071)	$(2,426)	$(4,570)
Basic and diluted loss per common share	$(0.24)	$(0.25)	$(0.13)	$(0.23)
EBITDA	$(2,276)	$(3,127)	$(1,464)	$(3,206)

NOTE: EBITA-Represents Earnings (Loss) before interest, tax, depreciation and amortization.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position

Philip Sean Lafleur	38	Chairman of the Board and Chief Executive Officer
John W. Paulson	54	President
Barbara S. Remley	50	Chief Financial Officer, Treasurer and Secretary

     Philip Sean Lafleur joined the Company in November 2000 as Chief Operating Officer and a director. He became Chief Executive Officer in January 2001 and Chairman of the Board in October 2001. Prior to joining the Company, Mr. Lafleur held the position of Vice President for European Internet Operations for Trader.com. In 1990 Mr. Lafleur joined Bertelsmann, where for nine years he held a variety of positions including Deputy Marketing Manager France Loisirs(Paris), President of Québec Loisirs (Montréal), and Executive Director of Music and Multimedia Operations and Foreign Subsidiaries for France Loisirs. In this last position, Mr. Lafleur acted as Chairman of the Music Expert Committee for Bertelsmann’s European book and music clubs. Mr. Lafleur holds a BS honors degree in Physics from U.B.C. Vancouver, Canada. After beginning his career as a Business Analyst for McKinsey & Co in Toronto, Mr. Lafleur went on to obtain an Honors MBA from INSEAD (Fontainebleau).

     John W. Paulson has been President of the Company since October 2001 and a director since December 1990. He was President of the Company’s Coda division from October 2000 to October 2001, and Chairman of the Board of Directors of the Company from December 1990 to October 2000. From 1982 to 1990, Mr. Paulson was Chairman of Springboard Software, Inc., a publicly held company he founded to develop and market educational and consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for over ten years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants and the St. Paul Chamber Orchestra.

     Barbara S. Remley has been Chief Financial Officer of the Company since May 1998 and Secretary and Treasurer since November 1999. In 1997 and 1998 Ms. Remley consulted for various entities. From 1992 to 1997, Ms. Remley held various titles including President, Chief Operating Officer and Chief Financial Officer of Garment Graphics, Inc., a designer, marketer and distributor of licensed sports apparel, which filed a Chapter 11 in 1997 and was subsequently converted to a Chapter 7. She also has ten years of public accounting experience with Ernst & Young (formerly Ernst & Ernst).

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the sections labeled “Principal Shareholders and Management Shareholdings” which appear in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” which appears in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-KSB.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net4Music Inc.

Dated: March 27, 2002	By: s/Philip Sean Lafleur

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

Signature and Title	Date

s/ Philip Sean Lafleur Philip Sean Lafleur, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2002

s/ Barbara S. Remley Barbara S. Remley, Chief Financial Officer (principal financial and accounting officer)	March 27, 2002

s/ Philippe Aubert Philippe Aubert, Director	March 27, 2002

s/ Timothy P. Bajarin Timothy P. Bajarin, Director	March 27, 2002

s/ Francois J. Duliège Francois J. Duliège, Director	March 27, 2002

Signature and Title	Date

s/ Benoist Grossmann Benoist Grossmann, Director	March 27, 2002

S/ Patrick Revenu Patrick Revenu, Director	March 27, 2002

s/ John W. Paulson John W. Paulson, Director	March 27, 2002

s/ Martin Velasco Martin Velasco, Director	March 27, 2002

s/ Benson K. Whitney Benson K. Whitney, Director	March 27, 2002

NET4MUSIC INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2001 FISCAL YEAR

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation—incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed November 3, 2000

2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333 43660

2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1	Lease dated October 23, 1992 between the Registrant and Jorandcor, Inc.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*	1992 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3	License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6	Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company—incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.8	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

Exhibit
Number	Description

10.9	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant—incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 1997

10.10	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

10.11	Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank — incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

10.12	Amendment dated February 14, 2000 to Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank — incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-KSB for the year ended December 31, 1999

10.13	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.14	Amendment dated March 1, 2000 to Loan Agreement dated February 14, 1999 between the Registrant and Riverside Bank — incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.15*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.16*	Employment Agreement dated September 24, 2000 between Net4Music SA and Philip Sean Lafleur

10.17	Form of warrant issued October 19, 2001 with list of amounts purchased by directors, officers and principal shareholders

21	Subsidiaries of the Registrant:

Net4Music S.A. (a French corporation) Net4Music (New York) Inc. (a Delaware corporation) Notmad SARL (a Madagascar corporation) Musify Inc. (a Delaware corporation)

23.1	Consent of Ernst & Young LLP, independent public accountants

24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

•     Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.