Form 10QSB
period 2002-03-31
NET4MUSIC INC
filed 2002-05-10
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to

Commission file number	0-26192

Net4Music Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6210 Bury Drive
Eden Prairie, Minnesota 55346-1718

(Address of Principal Executive Offices)

(952) 937-9611

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

As of April 25, 2002, there were 21,675,122 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes No X

Net4Music Inc.
d/b/a MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	March 31,	December 31,
	2002	2001

	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,095	$3,258
Accounts receivable	548	640
Inventories	441	391
Value added tax receivable	143	172
Prepaid expenses and other current assets	289	341

Total current assets	3,516	4,802
Property and equipment, net	1,027	1,099
Goodwill, net	5,830	17,330
Intangible assets, net	3,859	4,380
Other non-current assets	1,105	981

Total assets	$15,337	$28,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$562	$749
Accrued expenses and other current liabilities	911	1,095
Current portion of long-term debt	289	254
Current portion of capital lease obligations	73	172
Reserve for product returns	217	167
Deferred Revenue	63	63

Total current liabilities	2,115	2,500
Long-term debt, net of current portion	348	354
Capital lease obligations, net of current portion	13	10
Shareholders’ equity:
Common stock	217	209
Additional paid-in capital	57,609	57,686
Subscription shares receivable	(23)	(73)
Accumulated deficit	(43,996)	(31,067)
Accumulated other comprehensive income	(227)	(277)
Deferred compensation	(719)	(750)

Total shareholders’ equity	12,861	25,728

Total liabilities and shareholders’ equity	$15,337	$28,592

NOTE: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by General Accepted Accounting Principles for complete financial statements.

Net4Music Inc.
d/b/a MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Quarter ended March 31,
	2002	2001

Net revenues	$1,879	$1,893
Cost of revenues	302	412

Gross profit	1,577	1,481
Operating expenses
Website development expenses	319	342
Content and product development expenses	570	714
Selling and marketing expenses	922	1,816
General and administrative expenses	1,204	2,141
Restructuring charges	—	645

	3,015	5,658

Loss from operations	(1,438)	(4,177)
Interest expense	10	(11)
Interest income	—	59
Foreign exchange loss	—	1

Loss before income tax	(1,428)	(4,128)
Income tax	(1)	(1)

Net loss before cumulative effect of accounting change	$(1,429)	$(4,129)
Cumulative effect of change in accounting principle (FAS 142)	(11,500)	—

Net loss	$(12,929)	$(4,129)

Basic and diluted loss per common share	$(0.56)	$(0.20)
Weighted average common shares outstanding	23,167,995	20,868,757

MakeMusic Inc.
d/b/a MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

(Unaudited)

	Quarter ended March 31,
	2002	2001

Operating activities
Net loss	$(12,929)	$(4,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	281	956
Depreciation and amortization of property and equipment	264	179
Amortization of deferred compensation	42	39
Impairment of goodwill	11,500	–
Restructuring	(64)	313
Issuance of stock options and warrants for services	3	152
Increase (decrease) in cash from:
Accounts receivable	117	4
Inventories	(50)	74
Prepaid expenses and other current assets	74	(64)
Accounts payable	(180)	81
Accrued expenses and other liabilities	(64)	(1,129)

Net cash used in operating activities	(1,006)	(3,524)
Net cash provided (used) in investing activities
Capitalized development cost and purchases of property and equipment	(116)	(93)
Net purchases of short-term investments	–	517

Net cash provided (used) in investing activities	(116)	424
Net cash (used) provided by financing activities
Issuance of shares	–	17
Collections of notes receivables from issuance of shares	50	–
Increase in long-term debt	40	–
Payments on long-term debt	(95)	(148)

Net cash used by financing activities	(5)	(131)
Effect of exchange rate changes on cash	(36)	(284)

Net decrease in cash and cash equivalents	(1,163)	(3,515)
Cash and cash equivalents, beginning of period	3,258	9,090

Cash and cash equivalents, end of period	$2,095	$5,575

Supplemental disclosure of cash flow information
Interest paid	$2	$173

Net4Music Inc.
d/b/a MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2001 financial statements, as previously reported, have been reclassified to conform to the 2002 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the first quarter of fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and has recorded $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle’.

Goodwill resulting from the reverse merger with Coda in 2000 consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Goodwill	$8,190	$19,690
Less accumulated amortization	2,360	2,360

	$5,830	$17,330

With the adoption of FAS 142 the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands):

	Quarter ended March 31,
	2002	2001

Reported net loss attributed to common shareholder	$(12,929)	$(4,129)
Add back goodwill amortization	—	492

Adjusted net loss attributed to common shares	$(12,929)	$(3,637)

Basic and diluted net loss per share:
Reported net loss attributed to common shareholders	$(0.56)	$(0.20)
Goodwill amortization	—	0.02

Adjusted net loss attributed to common shareholders	$(0.56)	$(0.18)

Note 3	Restructuring Charges. In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduced the digital sheet music operations in its European and Madagascar locations. As the result of these plans to reduce operating costs, Net4Music recorded a restructuring charge of $1,172,000 in 2001. The remaining accrual relating to the restructure charge is $97,000. The following table displays a roll-forward of the liabilities for restructuring charges from December 31, 2001 to March 31, 2002 (in thousands).

	December 31,		March 31,
	2001	Usage	2002

Severance and related personnel expenses	$67,000	$51,000	$16,000
Lease Termination	94,000	13,000	81,000

Total	$161,000	$64,000	$97,000

Note 4	Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus 1,492,873 and 2,405,825 for the quarter ended March 31, 2002 and 2001, respectively. These shares are issuable under the put and call agreement from the Coda reverse acquisition and deemed outstanding for purposes of loss per share.

Note 5	Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense.

Note 6	Comprehensive Income (Loss). The effect of foreign currency translation is a $50,000 income for the quarter ended March 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Net4Music Inc. (“Net4Music” or the “Company”), a Minnesota corporation doing business as MakeMusic! Inc., is a global supplier of software, services and integrated solutions for musicians. Providing music notation software, intelligent accompaniments and immediate access to digital sheet music, the Company enhances music publishing, education, distribution and performance for musicians across the globe.

The Company has incurred losses from operations since inception and has an accumulated deficit of $43,996,000 as of March 31, 2002.

Results of operations

For the period ended March 31, 2002 compared to the period ended March 31, 2001

Net Revenues. Net revenues of $1,879,000 for the quarter ended March 31, 2002 were a $14,000 decrease over the quarter ended March 31, 2001. The slight decrease is due to the decrease in SmartMusic Studio software and accompaniment sales, which were not promoted by the Company while it developed and launched the SmartMusic Studio subscription service. The SmartMusic Studio academic version of the subscription service was introduced November 2001 and the home version is scheduled to be introduced in late summer 2002. As a result, we expect SmartMusic Studio revenues in late 2002 and in 2003 to begin increasing from current levels. Notation sales increased 8% over the prior year quarter ended March 31, 2001.

Gross profit. Gross profit of $1,577,000 for the quarter ended March 31, 2002 was a $96,000 or 6.5% increase over the quarter ended March 31, 2001. The increase reflects the Company’s strong notation product mix. Gross margins for these products are higher than those for the SmartMusic Studio software and accompaniment products.

Website development expenses. Website development expenses of $319,000 for the quarter ended March 31, 2002 were a $23,000 or 6.7% decrease over the quarter ended March 31, 2001. Prior year expenses reflect initial website development of the sheet music website, while current year website development expense consists primarily of expenses related to improvement of the design and development of additional features for the SmartMusic Studio online subscription service and other underlying technology infrastructure. In the first quarter of 2001, the Company announced a restructuring of its operation shifting personnel to focus into SmartMusic Studio subscription service development, which has full impact in first quarter 2002 as opposed to 2001.

Content and Product Development Expenses. Content and product development expenses of $570,000 for the quarter ended March 31, 2002, were a $144,000 or 20% decrease over the quarter ended March 31, 2001. The decrease is due to the discontinued sheet music content operations in Lyon and Madagascar, offset by additional personnel and related costs for software and repertoire development in preparation for deployment of the SmartMusic Studio subscription service.

Selling and Marketing Expenses. Selling and marketing expenses of $922,000 for the quarter ended March 31, 2002, were $912,000 or a 50% decrease over the quarter ended March 31, 2001. The decrease reflects the full impact of the reduced workforce relating to the sheet music operations as a result of the restructure announced on March 16, 2001, partially offset by the increase in personnel costs to market Finale, PrintMusic and the new SmartMusic Studio subscription service.

General and Administrative Expenses. General and administrative expenses of $1,204,000 for the first quarter ended March 31, 2002, were $937,000 or a 44% decrease over the quarter ended March 31, 2001. The decrease relates to actual expense reductions as a result of the 2001 restructurings, the reduction of amortization of license rights due to the write-off of $1.3 million license rights in the 3rd and 4th quarter of 2001, and the non-amortization of goodwill resulting from the adoption of FASB 142, “Goodwill and Other Intangible Assets” (See Note 2).

Interest Income, Net. The Company had interest income of $10,000, net of $1,000 interest expense for the quarter ended March 31, 2002. Net interest income decreased $38,000, or 79%, when compared to the quarter ended March 31, 2001. Decreased interest income relates to lower cash investments.

Net Loss Before Cumulative Effect of Accounting Principle. The Company recorded a net loss before cumulative effect of accounting principle of $1,428,000 for the quarter ended March 31, 2002, compared with a net loss of $4,129,000 for the quarter ended March 31, 2001. The reduced level of net loss is attributed to factors that affect revenues and expenses as described above.

Cumulative Effect of Accounting Principle. The Company has recorded a cumulative effect of accounting principle change of $11,500,000 relating to the goodwill generated from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

Net loss. The Company recorded a net loss of $12,928,000 or $.56 per basic and diluted share for the quarter ended March 31, 2002 compared to net loss of $4,129,000 or $0.20 per basic and diluted share for the quarter ended March 31, 2001.

Liquidity and Capital Resources. Net cash used in operating activities totaled $1,006,000 for the quarter ended March 31, 2002 as compared to $3,524,000 of cash used for operating activities in the quarter ended March 31, 2001, a 70% decrease. The significant reduction in cash usage from operations for the three months period ended March 31, 2002 compared to 2001 is attributed to the closing the New York facility and the reduction of European operations, which included sales and marketing expense reductions; personnel reductions for sales and marketing, website development and content development; and general related administrative expense reductions. Cash usage was also affected by build up of inventories and the pay down of accrued expenses and other liabilities, partially offset by more aggressive accounts receivable collection. In addition, the Company made capital investments of $116,000 in the quarter ended March 31, 2002, a 25% increase from the quarter ended March 31, 2001 related to the website development expenses for the SmartMusic Studio subscription service.

The Company has continued to experience operating losses and a resulting reduction in cash resources. Management has taken steps to reduce costs significantly through workforce reductions and other expense reductions. Based on these changes management believes that existing cash, together with funds generated by product sales, will be sufficient to fund operations through the end of the first quarter 2003. Management expects to seek additional equity financing or further reduce expenses to provide cash resources beyond that date.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Net4Music’s forward-looking statements generally relate to its growth strategy, sufficiency of cash, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. Net4Music undertakes no obligations to update any forward-looking statements. Net4Music wishes to caution investors that many important factors, in some cases have affected and in the future could affect Net4Music’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of Net4Music. These factors include, but are not limited to, our need for additional capital; our dependence upon new product development efforts, our Internet business and accompaniment sales; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; our expected continuing operating losses; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally, our dependence on key personnel and the proprietary nature of our technology; the market volatility of our stock; potential market delisting and other general business and economic conditions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 2.	Changes in Securities:

None

Item 3.	Defaults upon Senior Securities:

None

Item 4.	Submission of Matters to a Vote of Security Holders:

None

Item 5.	Other Information:

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2002	MAKEMUSIC INC.

By: s/ Philip Sean Lafleur Philip Sean Lafleur, Chief Executive Officer

And: s/ Barbara S. Remley Barbara S. Remley, Chief Financial Officer