Form 10QSB
period 2002-06-30
MAKEMUSIC INC
filed 2002-08-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________

Commission file number	0-26192

MakeMusic! Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     Yes No

As of July 26, 2002, there were 21,680,383 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes No

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	June 30,	December 31,
	2002	2001

	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,244	$3,258
Accounts receivable	316	640
Inventories	489	391
Value added tax receivable	33	172
Prepaid expenses and other current assets	138	341

Total current assets	2,220	4,802
Property and equipment, net	927	1,099
Goodwill, net	5,830	17,330
Intangible assets, net	3,567	4,380
Other non-current assets	1,104	981

Total assets	$13,648	$28,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$495	$749
Accrued expenses and other current liabilities	955	1,095
Current portion of long-term debt	431	254
Current portion of capital lease obligations	37	172
Reserve for product returns	243	167
Deferred Revenue	128	63

Total current liabilities	2,289	2,500
Long-term debt, net of current portion	270	354
Capital lease obligations, net of current portion	38	10
Shareholders’ equity:
Common stock	217	209
Additional paid-in capital	57,683	57,686
Subscription shares receivable	(21)	(73)
Accumulated deficit	(45,844)	(31,067)
Accumulated other comprehensive income	(306)	(277)
Deferred compensation	(678)	(750)

Total shareholders’ equity	11,051	25,728

Total liabilities and shareholders’ equity	$13,648	$28,592

NOTE: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

NET REVENUE	$1,347	$1,184	$3,226	$3,077
COST OF REVENUES	294	298	596	710

GROSS PROFIT	1,053	886	2,630	2,367
OPERATING EXPENSES:
Website development expenses	257	330	536	771
Content and product development expenses	597	587	1,145	1,286
Selling and marketing expenses	941	815	1,925	2,548
General and administrative expenses	1,104	2,201	2,308	4,340
Restructuring charges	—	—	—	645

Total operating expenses	2,899	3,933	5,914	9,590

LOSS FROM OPERATIONS	(1,846)	(3,047)	(3,284)	(7,223)
Interest income/(expense), net	2	43	13	88
Foreign exchange loss	(4)	—	(4)	1
Other income/(expense), net	—	(31)	—	(29)

Net loss before income tax	(1,848)	(3,035)	(3,275)	(7,163)
Income Tax	—	—	(2)	(1)

Net loss before cumulative effect of accounting change	(1,848)	(3,035)	(3,277)	(7,164)
Cumulative effect of change in accounting principle (FAS 142)	—	—	(11,500)	—

Net loss before income tax	$(1,848)	$(3,035)	$(14,777)	$(7,164)

Basic and diluted loss per common share	$(0.08)	$(0.15)	$(0.64)	$(0.34)
Weighted average common shares outstanding	23,167,995	20,869,109	23,167,995	20,868,933

MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2002	2001

Operating activities
Net loss	$(14,777)	$(7,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	798	1,648
Depreciation and amortization of property and equipment	342	375
Amortization of deferred compensation	82	62
Impairment of goodwill	11,500	—
Restructuring	(110)	645
Issuance of stock options and warrants for services	7	270
Increase (decrease) in cash from:
Accounts receivable	521	143
Inventories	(98)	51
Prepaid expenses and other current assets	144	(45)
Accounts payable	(292)	(1,073)
Accrued expenses and other liabilities	84	(872)

Net cash used in operating activities	(1,799)	(5,960)
Net cash (used) provided by investing activities
Capitalized development cost and purchases of property and equipment	(213)	(341)
Net redemptions of short-term investments	—	917

Net cash provided (used) in investing activities	(213)	576
Net cash (used) provided by financing activities
Issuance of shares	(3)	70
Collections of notes receivables from issuance of shares	52	—
Increase in long-term debt	41	—
Payments on long-term debt	(136)	(168)

Net cash used by financing activities	(46)	(98)
Effect of exchange rate changes on cash	43	(517)

Net decrease in cash and cash equivalents	(2,014)	(5,999)
Cash and cash equivalents, beginning of period	3,258	9,090

Cash and cash equivalents, end of period	$1,244	$3,091

Supplemental disclosure of cash flow information
Interest paid	$5	$33

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2001 financial statements, as previously reported, have been reclassified to conform to the 2002 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the first quarter of fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and has recorded $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle’ in the first quarter 2002.

Goodwill resulting from the reverse merger with Coda in 2000 consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill	$8,190	$19,690
Less accumulated amortization	2,360	2,360

	$5,830	$17,330

With the adoption of FAS 142 the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net loss attributed to common shareholder	$(1,848)	$(3,035)	$(14,777)	$(7,164)
Add back goodwill amortization	—	492	—	984

Adjusted net loss attributed to common shares	(1,848)	(2,543)	(14,777)	(6,180)

Basic and diluted net loss per share:
Reported net loss attributed to common shareholders	$(0.08)	$(0.15)	$(0.64)	$(0.34)
Goodwill amortization	—	0.02	—	0.05

Adjusted net loss attributed to common shareholders	$(0.08)	$(0.13)	$(0.64)	$(0.29)

Note 3	Restructuring Charges. In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduce the digital sheet music operations in its European and Madagascar locations. As a result of these plans to reduce operating costs, MakeMusic! recorded a restructuring charge of $1,172,000 in 2001. The remaining accrual relating to the restructure charge is $51,000 of which all are New York lease accruals. The following table displays a roll-forward of the liabilities for restructuring charges from December 31, 2001 to June 30, 2002.

	December 31,		June 30,
	2001	Usage	2002

Severance and related personnel expenses	$67,000	$67,000	$—
Lease Termination	94,000	43,000	51,000

Total	$161,000	$110,000	$51,000

Note 4	Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus 1,487,612 and 2,382,426 for the quarter ended June 30, 2002 and 2001, respectively. These shares are issuable under the put and call agreement from the Company’s reverse acquisition and deemed outstanding for purposes of loss per share.

Note 5	Income Tax Expense. Because of net operating losses the Company has not incurred income tax expense.

Note 6	Comprehensive Income (Loss). The effect of foreign currency translation is $29,000 of other comprehensive income for the six months ended June 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MakeMusic! Inc. (“MakeMusic!” or the “Company”), a Minnesota corporation, is a global supplier of software, services and integrated solutions for musicians. Providing music notation software, intelligent accompaniments and immediate access to digital sheet music, the Company enhances music publishing, education, distribution and performance for musicians across the globe.

The Company has incurred losses from operations since inception and has an accumulated deficit of $45,844 ,000 as of June 30, 2002.

Results of operations

For the periods ended June 30, 2002 compared to the periods ended June 30, 2001

     Net Revenues. Net revenues of $1,347,000 for the quarter ended June 30, 2002 were $163,000 or 14% higher than for the quarter ended June 30, 2001. Net revenues of $3,226,000 for the six months ended June 30, 2002 were $149,000 or 5% higher than for the six months ended June 30, 2001. The significant increase in sales over prior years is related to the early June release of Finale 2003 and increased sales of PrintMusic!, offset by lower sales in Finale Allegro and SmartMusic Studio software and accompaniment sales, which were not promoted by the Company while it developed and launched the SmartMusic Studio subscription service.

     The SmartMusic subscription service for music educators, launched in November 2001, has been purchased by more than 720 schools with more than 1,930 subscriptions as of the end of the second quarter 2002. These schools’ subscriptions correspond to recurring annual subscription revenue of $61,000 to be recognized over the subscription period, of which $10,000 was recorded in the financial statements in the second quarter. The home version is scheduled to be introduced in late summer 2002.

     Gross Profit. Gross profit of $1,053,000 for the quarter ended June 30, 2002 was $167,000 or 19% higher than for the quarter ended June 30, 2001. Gross profit of $2,630,000 for the six months ended June 30, 2002 was $263,000 or 11% higher than for the six months ended June 30, 2001. The increase in gross profit is attributed to the early release of Finale 2003 products and an overall shift in revenue away from SmartMusic packaged good products and digital sheet music which are lower margin percentage products.

     Selling and Marketing Expenses. Selling and marketing expenses were $941,000 for the second quarter ended June 30, 2002, a 15% increase from selling and marketing expenses of $815,000 for the quarter ended June 30, 2001. Selling and marketing expenses were $1,925,000 for the first six months of 2002, a 24% decrease from selling and marketing expenses of $2,548,000 for the six months ended June 30, 2001. The selling and marketing expenses increase for the quarter is related to the marketing campaigns for the June release of Finale 2003. For the six months ended June 30, 2002 the decrease is largely due to the full impact of the reduced workforce relating to the sheet music operations announced in the first and third quarter of 2001, partially offset by sales and marketing increases related to release of Finale 2003.

     During the second quarter of 2002 the Company analyzed the sales generated from its first quarter SmartMusic subscription customer acquisition marketing campaign and determined that it could acquire new school subscription accounts for direct costs of less than $250 per school. This customer acquisition cost, while higher than originally estimated, still allows for profitable customer acquisition on the basis of the Company’s stated goal of obtaining more than $600 per year of revenues from each subscribing school through school and student subscription fees.

     Website Development Expenses. Website development expenses were $257,000 for the quarter ended June 30, 2002, a 22% decrease from website development expense of $330,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, website development expenses of $536,000 were $235,000 or 30% lower than for the six months ended June 30, 2001. Prior year expenses reflect the initial website development of the sheet music website, which has slowed since the website is complete. Current year website development expense continues to consist primarily of expenses related to improvement of the design and development of additional features for the SmartMusic website and other underlying technology infrastructure. In the first quarter of 2001, the Company announced a restructure of its operation which resulted in a significant reduction of expenses in website development and a shift of personnel in the European operation into SmartMusic Online internet development.

     Content and Product Development Expenses. Content and product development expenses of $597,000 for the quarter ended June 30, 2002 were $10,000 or 2% higher than for the quarter ended June 30, 2001. For the six months ended June 30, 2002, content and product development expenses of $1,145,000 were $141,000 or 11% lower than for the six months ended June 30, 2001. The decrease is largely due to the discontinued sheet music content operations in Lyon and Madagascar in 2001, partially offset by additional personnel and related costs for Finale 2003 development and the related costs for software and repertoire development in support of the SmartMusic Studio subscription service.

     General and Administrative Expenses. General and administrative expenses were $1,104,000 for the second quarter ended June 30, 2002, a $1,097,000 or 50% decrease from the second quarter ended June 30, 2001. General and administrative expenses of $2,308,000 for the six months ended June 30, 2002 decreased $2,032,000 or 47% from the six months ended June 30, 2001. The decrease relates to actual expense reductions as a result of the 2001 restructurings, the reduction of amortization of license rights due to the write-off of $1.3 million license rights in the third and fourth quarter of 2001, and the non-amortization of goodwill resulting from the adoption of FASB 142, “Goodwill and Other Intangible Assets” (See Note 2).

     Interest Income, Net. The Company had interest income of $5,000, net of $3,000 interest expense for the quarter ended June 30, 2002. Net interest income decreased $41,000 or 95% when compared to the quarter ended June 30, 2001. For the first six months of 2002, the Company had a net interest income of $13,000 as compared to $88,000 for the same period a year ago. Decreased interest income relates to lower cash investments.

     Net Loss Before Cumulative Effect of Accounting Principle. The Company recorded a net loss before cumulative effect of accounting principle of $1,848,000 for the quarter ended June 30, 2002, compared with a net loss of $3,035,000 for the quarter ended June 30, 2001. For the first six months ended June 30, 2002, the Company recorded a net loss before cumulative effect of accounting principle of $3,277,000, compared to $7,164,000 for the six months ended June 30, 2001. The reduced level of net loss is attributed to factors that affect revenues and expenses as described above.

     Cumulative Effect of Accounting Principle. The Company has recorded in the first quarter 2002 a cumulative effect of accounting principle change of $11,500,000 relating to the goodwill generated from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

     Net Loss. The Company recorded a net loss of $1,848,000 or $0.08 per basic and diluted share for the quarter ended June 30, 2002 compared to a net loss of $3,035,000 or $0.15 per basic and diluted share for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a net loss of $14,777,000 or $0.64 per basic and diluted share as compared to a net loss $7,164,000 or $0.34 basic and diluted share for the same period last year. This loss is attributable to the changes in revenues and expenses described above.

     Liquidity and Capital Resources. Net cash used in operating activities totaled $1,799,000 for the six months ended June 30, 2002 as compared to $5,960,000 of cash used for operating activities in the six months ended June 30, 2001. The significant reduction in cash usage is attributed to increased gross margins from higher revenues and higher margin products; the full impact of closing the New York facility and reduction of European operations, which included sales and marketing expense reductions; personnel reductions for sales and marketing, website development and content development; and general administrative expense reduction.

     Cash usage of $1,799,000 is significantly less than the net loss reported because $12,722,000 is depreciation and amortization. In addition, accounts receivable decreased by $521,000 due to collection efforts and $144,000 of prepaid expenses and other current assets have been expensed, offset by build up of inventories of $98,000 for the release of Finale 2003 and paydown of accounts payable and accrued expenses of $208,000. The Company made capital expenditures of $213,000, paid down long-term debt of $136,000 and reclassed $26,000 of short-term debt to long-term debt due to negotiations with some vendors in the six months ended June 30, 2002.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. However, the Company’s software sales are cyclical and historically generate cash commencing in the quarter with the release of the new version of Finale, its notation software product. The latest Finale release occurred late in the second quarter 2002 and will positively impact the third quarter 2002. Given the limited cash resources now available for investing in SmartMusic customer acquisition, the Company’s new forecasts of SmartMusic customer acquisition costs are expected to lead to a slower growth of SmartMusic revenues in 2002 and early 2003 in comparison with management’s earlier estimate. The Company has taken steps to reduce costs and believes the existing cash, together with funds generated by product sales, will be sufficient to finance operations into the first quarter of 2003 which extends beyond the expected launch of the SmartMusic home subscriptions service. Management is actively seeking additional funds to support future operations. If new financing is not attainable, further expense reductions will be initiated.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy and expectations, our business goals, the results of the pilot program and the future of the SmartMusic Studio program, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development efforts, the success of our Internet business and accompaniment sales efforts; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; our expected continuing operating losses; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 2.	Changes in Securities:

None

Item 3.	Defaults upon Senior Securities:

None

Item 4.	Submission of Matters to a Vote of Security Holders:

(a)	The annual meeting of the Company’s shareholders was held on Tuesday, May 21, 2002.

(b)	At the annual meeting, a proposal to set the number of directors at nine was adopted by a vote of 15,351,704 shares in favor, with 363,167 shares against, 95,351 shares abstaining and 0 shares represented by broker nonvotes.

(c)	Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

		Number of
Nominee	Number of Votes For	Votes Withheld

Philip Sean Lafleur	15,584,465	225,757
John W. Paulson	15,584,465	225,757
Philippe Aubert	15,740,465	69,757
Timothy Bajarin	15,740,465	69,757
François Duliège	15,584,465	225,757
Benoist Grossmann	15,740,465	69,757
Patrick Revenu	15,740,465	69,757
Martin Velasco	15,740,465	69,757
Benson K. Whitney	15,740,465	69,757

(d)	At the annual meeting the shareholders approved an amendment to the Articles of Incorporation to change the Company’s name to “MakeMusic! Inc.” by a vote of 15,684,930 shares in favor, with 97,107 shares against, 28,185 shares abstaining and 0 shares represented by broker nonvotes.

Item 5.	Other Information:

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: A report on Form 8-K was filed by the Company on May 23, 2002, reporting under Item 5 the issuance of a press release relating to the Company’s school pilot music program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2002	MAKEMUSIC INC.

By: /s/ Philip Sean Lafleur Philip Sean Lafleur, Chief Executive Officer

And: /s/ Barbara S. Remley Barbara S. Remley, Chief Financial Officer