Form 10QSB
period 2002-09-30
MAKEMUSIC INC
filed 2002-11-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number 0-26192

MakeMusic! Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     Yes    X     No

As of November 5, 2002, there were 21,680,383 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes           No    X

MakeMusic! Inc.

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	September 30,	December 31,
	2002	2001

	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,794	$3,258
Accounts receivable	457	640
Inventories	416	391
Value added tax receivable	27	172
Prepaid expenses and other current assets	167	341

Total current assets	2,861	4,802
Property and equipment, net	788	1,099
Goodwill, net	5,830	17,330
Intangible assets, net	3,167	4,380
Other non-current assets	937	981

Total assets	$13,583	$28,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$469	$749
Accrued expenses and other current liabilities	1,015	1,095
Revolving note payable	67	—
Current portion of long-term debt	471	254
Current portion of capital lease obligations	43	172
Reserve for product returns	249	167
Deferred revenue	116	63

Total current liabilities	2,430	2,500
Long-term debt, net of current portion	535	354
Capital lease obligations, net of current portion	18	10
Shareholders’ equity:
Common stock	217	209
Additional paid-in capital	58,081	57,686
Subscription shares receivable	(6)	(73)
Accumulated deficit	(46,727)	(31,067)
Accumulated other comprehensive income	(329)	(277)
Deferred compensation	(636)	(750)

Total shareholders’ equity	10,600	25,728

Total liabilities and shareholders’ equity	$13,583	$28,592

NOTE: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

NET REVENUE	$2,347	$1,950	$5,573	$5,027
COST OF REVENUES	304	354	900	1,064

GROSS PROFIT	2,043	1,596	4,673	3,963
OPERATING EXPENSES:
Website development expenses	274	55	810	599
Content and product development expenses	504	644	1,649	1,959
Selling and marketing expenses	836	898	2,761	3,635
General and administrative expenses	1,112	2,151	3,420	6,502
Restructuring charges	—	386	—	1,031
Impairment of long-lived assets	193	796	193	796

Total operating expenses	2,919	4,930	8,833	14,522

LOSS FROM OPERATIONS	(876)	(3,334)	(4,160)	(10,559)
Interest (expense)/income, net	(5)	21	6	109
Foreign exchange loss	(1)	(2)	(4)	(1)
Other (expense)/income, net	(1)	55	—	25

Net loss before income tax	(883)	(3,260)	(4,158)	(10,426)
Income tax	—	—	(2)	(1)

Net loss before cumulative effect of accounting change	(883)	(3,260)	(4,160)	(10,427)
Cumulative effect of change in accounting principle (FAS 142)	—	—	(11,500)	—

Net loss	$(883)	$(3,260)	$(15,660)	$(10,427)

Basic and diluted loss per common share	$(0.04)	$(0.16)	$(0.68)	$(0.50)
Weighted average common shares outstanding	23,167,995	20,985,799	23,167,995	20,935,574

MakeMusic! Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine months ended September 30,

	2002	2001

Operating activities
Net loss	$(15,660)	$(10,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of license rights	193	796
Amortization of intangible assets	1,180	2,961
Depreciation and amortization of property and equipment	515	625
Amortization of deferred compensation	123	99
Impairment of goodwill	11,500	—
Restructuring	(136)	483
Issuance of stock options and warrants for services	11	291
Increase (decrease) in cash from:
Accounts receivable	391	778
Inventories	(25)	(83)
Prepaid expenses and other current assets	159	(123)
Accounts payable	(306)	(774)
Accrued expenses and other liabilities	158	(395)

Net cash used in operating activities	(1,897)	(5,769)
Net cash (used) provided by investing activities
Capitalized development and purchases of property & equipment	(274)	(410)
Net redemptions of short-term investments	—	917

Net cash (used) provided in investing activities	(274)	507
Net cash provided (used) by financing activities
Issuance of shares	—	258
Collections of notes receivables from issuance of shares	64	—
Proceeds from revolving note payable, net	67	—
Proceeds from bridge loan financing	708	—
Payments on long-term debt and capital leases	(154)	(553)

Net cash provided (used) by financing activities	685	(295)
Effect of exchange rate changes on cash	22	(240)

Net decrease in cash and cash equivalents	(1,464)	(5,797)
Cash and cash equivalents, beginning of period	3,258	9,090

Cash and cash equivalents, end of period	$1,794	$3,293

Supplemental disclosure of cash flow information
Interest paid	$10	$43
Notes Receivable on share subscriptions in September 2002	10	1,169

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2001 financial statements, as previously reported, have been reclassified to conform to the 2002 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the first quarter of fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and has recorded $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle’ in the first quarter 2002.

Goodwill resulting from the reverse merger with Coda in 2000 consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Goodwill	$8,190	$19,690
Less accumulated amortization	2,360	2,360

	$5,830	$17,330

With the adoption of FAS 142 the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net loss before cumulative effect of accounting change	$(883)	$(3,260)	$(4,160)	$(10,427)
Add back goodwill amortization	—	492	—	1,477

Adjusted net loss before cumulative effect of accounting change	$(883)	$(2,768)	$(4,160)	$(8,950)

Basic and diluted net loss per share:
Reported net loss per share before cumulative effect of accounting change	$(0.04)	$(0.16)	$(0.18)	$(0.50)
Goodwill	—	0.02	—	0.07

Adjusted net loss per share before cumulative effect of accounting change	$(0.04)	$(0.14)	$(0.18)	$(0.43)

Note 3	Restructuring Charges. In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduce the digital sheet music operations in its European and Madagascar locations. As a result of these plans to reduce operating costs, MakeMusic! recorded a restructuring charge of $1,172,000 in 2001. The remaining accrual relating to the restructure charge is $25,000 of which all are New York lease accruals. The following table displays a roll-forward of the liabilities for restructuring charges from December 31, 2001 to September 30, 2002.

	December 31,		September 30,
	2001	Usage	2002

Severance and related personnel expenses	$67,000	$67,000	$—
Lease Termination	94,000	69,000	25,000

Total	$161,000	$136,000	$25,000

On September 30, 2002 the Company announced the closure of its digital sheet music operations at www.net4music.com, which resulted in the revaluation of the license rights for digital sheet music and capitalized development costs for the digital store. Management concluded from its evaluation that a full impairment of $193,000 was required in the quarter ended September 30, 2002.

Note 4	Revolving Note Payable. On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allows the Company an advance of 75% of domestic accounts receivable at an interest rate of prime + 4.75% with a minimum interest charge of $3,000 per month. The Company received its first advance on this line of credit on September 5, 2002 and as of September 30, 2002 has a balance on the revolving note of $67,000.

Note 5	Debt — Bridge Loans. On September 30, 2002, the Company issued $750,000 of 10% convertible, subordinated bridge loans. If the Company completes a private placement of up to $1.0 million, including the $750,000 convertible bridge loans, by March 31, 2003, the loan automatically converts into common stock at a 25% discount from the price set in the private placement. Also, holders of stock converted from the loan amount will receive warrants (“Conversion Warrants”) to purchase one additional share of common stock for each converted share at the lower of $0.05 or the per share price in the private placement.

If a private placement financing is not completed by March 31, 2003, in lieu of the Conversion Warrants, investors in the bridge loan will receive warrants (“Initial Warrants”) to purchase three shares of common stock per $1.00 of principal at per share price of $0.01. Fifty percent (50%) of the loan comes due in four equal monthly installments beginning September 30, 2003 and the remaining fifty percent (50%) comes due in four equal monthly installments beginning September 30, 2004 at an annual interest rate of 10%.

The Initial Warrants have been assigned a value of approximately $395,000, representing the discount on the bridge loans. The fair value of these warrants was established using the Black-Scholes option-pricing model with the following weighted average assumptions; risk free interest rate 5.0%, dividend yield 0.00, volatility factor 123.6 and average expected life 5 years. The $395,000 value assigned to the Initial Warrants is included on the balance sheet in additional paid-in capital and is also netted against the long-term note payable, resulting in a net balance in long-term notes payable related to the bridge loans of $355,000.

The Company will record interest expense as the debt discount of $395,000 is accreted over the term of these bridge loans. In the event that the Company completes a private placement prior to March 31, 2003, any unamortized discount will be charged to interest expense. At the time of such conversion, the Company will also record approximately $355,000 of interest expense and additional paid-in capital to reflect the beneficial conversion features of these bridge loans.

Note 6	Loss Per Common Share. Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus 1,487,612 and 2,315,773 shares for the quarter ended September 30, 2002 and 2001, respectively. These shares are issuable under the put and call agreement from the Company’s reverse acquisition and deemed outstanding for purposes of loss per share.

The common share equivalents applicable to potentially dilutive warrants issuable in relation with the Company’s convertible bridge loans were 2,191,753 for the three and nine-month periods ended September 30, 2002.

Note 7	Income Tax Benefit. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically our net operating loss carry forwards, we have recorded a valuation allowance against our income tax benefit for 2002 and 2001.

Note 8	Comprehensive Income (Loss). The effect of foreign currency translation is $52,000 of other comprehensive income for the nine months ended September 30, 2002.

Note 9	Subsequent Event. Subsequent to the end of the quarter, the Company has made plans to reduce website development and administrative expenses in its French operations and move them to its Minneapolis, Minnesota location. The plan is expected to include a reduction of employees in France. The cost of the restructure and the resulting savings are not known at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MakeMusic! Inc. (“MakeMusic!” or the “Company”), a Minnesota corporation, is a global supplier of software, services and integrated solutions for musicians. Providing music notation software and intelligent accompaniments, the Company enhances music publishing, education, distribution and performance for musicians across the globe.

The Company has incurred losses from operations since inception and has an accumulated deficit of $46,727,000 as of September 30, 2002.

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business.

Results of operations

For the periods ended September 30, 2002 compared to the periods ended September 30, 2001

     Net Revenues. Net revenues of $2,347,000 for the quarter ended September 30, 2002 were $397,000 or 20% higher than for the quarter ended September 30, 2001. Net revenues of $5,573,000 for the nine months ended September 30, 2002 were $546,000 or 11% higher than for the nine months ended September 30, 2001. The significant increase in sales over prior years is related to the June 2002 release of Finale 2003 and increased sales of PrintMusic!, offset by lower sales in Allegro and SmartMusic Studio software and accompaniment sales, which have not been promoted by the Company while launching the SmartMusic Studio subscription service.

     The SmartMusic subscription service for music educators, launched in November 2001, has been purchased by more than 1000 schools with more than 2,780 subscriptions as of the end of the third quarter 2002. These schools’ subscriptions correspond to recurring annual subscription revenue of $89,000 to be recognized over the subscription period, of which $17,000 was recorded in the financial statements in the third quarter. The home subscription program was launched in June 2002. As of September 30, 2002 the Company had 258 active home subscription users resulting in revenues of $5,578 and $6,491 for the quarter and year to date periods ended September 30, 2002. The Company’s school sponsored home subscription product was introduced September 19, 2002 with the initial marketing campaign beginning in October 2002.

     Gross Profit. Gross profit of $2,043,000 for the quarter ended September 30, 2002 was $447,000 or 28% higher than for the quarter ended September 30, 2001. Gross profit of $4,673,000 for the nine months ended September 30, 2002 was $710,000 or 18% higher than for the nine months ended September 30, 2001. The increase in gross profit is attributed to the early release of Finale 2003 products and an overall shift in revenue away from SmartMusic packaged good products and digital sheet music, which are lower margin percentage products, toward our higher margin SmartMusic subscription service.

     Selling and Marketing Expenses. Selling and marketing expenses were $836,000 for the third quarter ended September 30, 2002, a 7% decrease from selling and marketing expenses of $898,000 for the quarter ended September 30, 2001. Selling and marketing expenses were $2,761,000 for the first nine months of 2002, a 24% decrease from selling and marketing expenses of $3,635,000 for the nine months ended September 30, 2001. The year-to-date decrease is largely due to the full impact of the reduced workforce relating to the sheet music operations announced in the first and third quarter of 2001. The quarterly decrease is largely due to selling and marketing increases in the second quarter of 2002 related to the early release of Finale 2003, which resulted in lower selling and marketing expenses in the third quarter.

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

     Website Development Expenses. Website development expenses were $274,000 for the quarter ended September 30, 2002, a 219% increase over website development expense of $55,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, website development expenses of $810,000 were $211,000 or 35% higher than for the nine months ended September 30, 2001. The quarter ended September 30, 2001 included a $234,000 year-to-date reduction in expenses to capitalize development of the SmartMusic web site. After adding back the effects of all non-cash adjustments in 2002 and 2001, website development expenses for the quarter ended September 30, 2002 and would be $39,000, or 13%, less than the quarter ended September 30, 2001.

     Content and Product Development Expenses. Content and product development expenses of $504,000 for the quarter ended September 30, 2002 were $140,000 or 22% lower than the quarter ended September 30, 2001. For the nine months ended September 30, 2002, content and product development expenses of $1,649,000 were $310,000 or 16% lower than the nine months ended September 30, 2001. The decrease is largely due to the discontinued digital sheet music content operations in Lyon and Madagascar in 2001, partially offset by additional personnel and related costs for Finale 2003 development and for software and repertoire development in support of the SmartMusic Studio subscription service.

     General and Administrative Expenses. General and administrative expenses were $1,112,000 for the quarter ended September 30, 2002, a $1,039,000 or 48% decrease from the quarter ended September 30, 2001. General and administrative expenses of $3,420,000 for the nine months ended September 30, 2002 decreased $3,082,000 or 47% from the nine months ended September 30, 2001. The decrease relates to actual expense reductions as a result of the 2001 restructurings, the reduction of amortization of license rights due to the write-off of $1.3 million license rights in the third and fourth quarter of 2001, and the non-amortization of goodwill resulting from the adoption of FAS 142, “Goodwill and Other Intangible Assets” (See Note 2 to the financial statements).

     Impairment of long-lived assets. The Company’s intangible assets included license rights for digital sheet music and capitalized development for the digital store www.net4music.com. During the quarter ended September 30, 2002, the Company announced the closure of its digital sheet music operations, which resulted in the revaluation of the recoverability of the license rights and capitalized development as described in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management concluded that a full impairment of these assets had occurred and recorded a $193,000 non-cash impairment charge.

     Interest Income, Net. The Company had interest income of $1,000, net of $5,000 interest expense for the quarter ended September 30, 2002. Net interest income decreased $26,000 or 124% when compared to the quarter ended September 30, 2001. For the first nine months of 2002, the Company had a net interest income of $6,000 as compared to $109,000 for the same period a year ago. Decreased interest income relates to lower cash investments.

     Net Loss Before Cumulative Effect of Accounting Principle. The Company recorded a net loss before cumulative effect of accounting principle of $883,000 for the quarter ended September 30, 2002, compared with a net loss of $3,260,000 for the quarter ended September 30, 2001. For the first nine months ended September 30, 2002, the Company recorded a net loss before cumulative effect of accounting principle of $4,160,000, compared to $10,427,000 for the nine months ended September 30, 2001. The reduced level of net loss is attributed to factors that affect revenues and expenses as described above.

     Cumulative Effect of Accounting Principle. The Company recorded in the first quarter of 2002 a cumulative effect of accounting principle charge of $11,500,000 relating to the goodwill generated from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

     Net Loss. The Company recorded a net loss of $883,000 or $0.04 per basic and diluted share for the quarter ended September 30, 2002 compared to a net loss of $3,260,000 or $0.16 per basic and diluted share for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the Company’s recorded a net loss of $15,660,000 or $0.68 per basic and diluted share as compared to a net loss $10,427,000 or $0.50 basic and diluted share for the same period last year. This loss is attributable to the changes in revenues and expenses described above.

     Liquidity and Capital Resources. Net cash used in operating activities totaled $1,940,000 for the nine months ended September 30, 2002 as compared to $5,769,000 of cash used for operating activities in the nine months ended September 30, 2001. The significant reduction in cash usage is attributed to increased gross margins from higher revenues and higher margin products; the full impact of closing the New York facility and reduction of European operations, which included sales and marketing expense reductions; personnel reductions for sales and marketing, website development and content development reductions; and general administrative expense reductions. Actual operating cash usage for the third quarter was close to break even at ($98,000), this reduced level of cash usage in operations, compared to previous quarters, results from the successful launch of Finale 2003 and the Company’s continued expense reductions.

     Cash usage of $1,900,000 is significantly less than the net loss reported because $13,511,000 of such net loss was attributed to depreciation, amortization, and impairment of intangible assets. In addition, accounts receivable decreased by $237,000 due to collection efforts, $154,000 of value added tax has been received, and $117,000 of prepaid expenses and other current assets have been expensed, offset by a pay-down of accounts payable and accrued expenses of $148,000. The Company made capital expenditures of $274,000 and paid down long-term debt and capital leases of $154,000. In September 2002, the Company secured bridge loans from investors of $750,000 of which $708,000 of cash had been received by the end of the quarter based on the terms explained in Note 5 to the financial statements.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. The Company has taken steps to reduce costs, is planning further cost reductions and believes the existing cash, together with funds generated by the recent bridge financing and product sales, will be sufficient to finance operations into the second quarter of 2003. While management is actively seeking additional funds to achieve all goals, if additional financing is not attainable, further expense reductions will be initiated to operate within projected cash availability.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the “ Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

(b)  Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

Cautionary Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy and expectations, our business goals, the future of the SmartMusic Studio program, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development efforts, the success of our Internet business and accompaniment sales efforts; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; our expected continuing operating losses; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities: As more fully described in Note 5 to the financial statements, on September 30, 2002 we issued $750,000 in 10% convertible bridge notes in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D adopted pursuant to the Act. If the Company completes a private placement of up to $1.0 million, including the $750,000 convertible bridge loans, by March 31, 2003, the bridge notes automatically convert into common stock at a 25% discount from the price set in the private placement. If a private placement financing is not completed by March 31, 2003, fifty percent (50%) of the loan comes due in four equal monthly installments beginning September 30, 2003 and the remaining fifty percent (50%) comes due in four equal monthly installments beginning September 30, 2004. We intend to use the aggregate proceeds from the bridge notes for general working capital purposes.

If the convertible bridge notes are converted into common stock, we will issue to each holder of bridge loans warrants (“Conversion Warrants”) to purchase one additional share of common stock for each converted share at the lower of $0.05 or the per share price in the qualifying private placement. If a qualifying private placement financing is not completed, in lieu of the Conversion Warrants, we will issue holders of bridge loans warrants to purchase three shares of common stock per $1.00 of principal at a per share price of $0.01.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See the attached exhibit index.

     (b)  Reports on Form 8-K: On August 13, 2002, we filed a Current Report on Form 8-K under Item 9 announcing that our chief executive officer and chief financial officer had submitted correspondence to the Securities and Exchange Commission (SEC) pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	MAKEMUSIC INC.

	By:	/s/ Philip Sean Lafleur

Philip Sean Lafleur, Chief Executive Officer

	And:	/s/ Barbara S. Remley

Barbara S. Remley, Chief Financial Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Philip Sean Lafleur, Chief Executive Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of MakeMusic! Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Philip Sean Lafleur Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Barbara S. Remley, Chief Financial Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of MakeMusic! Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Barbara S. Remley Chief Financial Officer

EXHIBIT INDEX

Form 10-QSB

Quarter ended September 30, 2002

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.