Form 10KSB
period 2002-12-31
MAKEMUSIC INC
filed 2003-03-31
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission File No.: 0-26192

MakeMusic! Inc.
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
Yes  [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $7,737,000

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 3, 2003 was approximately $5,614,604 based upon the closing price of the Registrant’s Common Stock on such date.

     There were 3,208,345 shares of Common Stock outstanding as of March 3, 2003. Such amount reflects the number of shares of Common Stock outstanding after the Company’s one-for-ten reverse stock split, which became effective on January 16, 2003. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II and portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one). Yes  [  ]  No  [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     On March 13, 2002, it was announced that effective immediately we would do business as MakeMusic!™ Inc. The name change, formally approved by the shareholders May 21, 2002 at the annual shareholders’ meeting, represents the culmination of the integration of strategies since the merger of Coda Music Technology and Net4Music in October 2000.

General

     MakeMusic! Inc. (“MakeMusic!” or the “Company”), a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are Finale®, the world’s best-selling music notation software and SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library.

     For over a decade, Finale has been the world’s best-selling music notation software. It has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music.

     SmartMusic is a complete, interactive, computer-based practice system for woodwinds, brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice – following their spontaneous tempo changes like a human accompanist. Offered through subscription, SmartMusic gives musicians access to a library of more than 20,000 professionally performed and recorded accompaniments.

Strategy

     The Company is working with teachers and publishers in proactive collaboration to meet the needs of active music makers and market products to them. The decade-long leadership established by the Company’s Finale software with music educators internationally provides MakeMusic! with the credibility in the marketplace to exploit the development of SmartMusic and other new products.

     The worldwide market for products and services sold to student, hobbyist and professional musicians is approximately $10 billion, with music software as one of its fastest-growing segments. As music educators and parents search for ways to make student practice time more fun and productive, MakeMusic! is building on its current leadership position to become a key driver in the future of music education. Possessing many key technologies that can be combined together and expanded upon in a cost-effective manner, MakeMusic! believes it is uniquely positioned to offer continuous innovation to music makers.

     MakeMusic’s business strategy is characterized by the following principles with the objective of delivering sustainable and high rates of return for investors:

     Focus on meeting the needs of a highly influential niche market. By focusing on providing superior, long-lasting solutions for music educators, MakeMusic! gains exceptional access to the larger market of student and hobbyist musicians at the lowest possible cost.

     Deliver superior patented technologies and licensed content. The complexity of the notation and Intelligent Accompaniment technologies at the core of MakeMusic’s products represent a significant barrier to entry to competition. Furthermore, the company holds licenses to a major library of music, adding to this barrier.

     Capitalize on fundamental shifts in the marketplace. MakeMusic’s products support two shifts that are leading to long-term growth opportunities: its products support the adoption of the “digital lifestyle” in which music is a market driver; its products provide the building blocks that meet the demand for quantification and assessment tools in the evolving e-learning market for music education.

     Leverage an extensive customer database for targeted and personalized direct marketing. With an active database of nearly half a million musicians, MakeMusic! is able to target, personalize and develop each customer’s buying potential in the most profitable fashion. Supporting this initiative, MakeMusic’s management has operational experience from world-class CRM businesses.

     Grow the SmartMusic business through the leveraged support of music educators. The Company introduced an annual subscription for teachers late in 2001 and a monthly subscription for home users in the spring of 2002. In late October 2002 the Company launched the school-sponsored home subscription program, allowing schools to sponsor their students’ use of SmartMusic at home to obtain substantial discounts.

     Maintain and strengthen Finale market leadership and revenues. Finale music notation software is accepted worldwide as the industry standard. The Company will seek to maintain its revenues by continuing to introduce innovative upgrades to its products. The Company intends to grow revenues by expanding coverage throughout the world and more aggressively pursuing the marketing of products outside the U.S.

     Partner with leading industry players. The Company is continuing to pursue and expand strategic alliances with entities that have the marketing power and capital resources to fully exploit SmartMusic’s potential around the world. MakeMusic! will also pursue alliances that enhance its technology base into complementary music and educational markets. Already, MakeMusic! has forged two key strategic relationships: one is with McGraw-Hill, the largest music textbook publisher (NYSE: MHP); the other is with Hal Leonard Corporation, the largest sheet music publishing company.

     Grow the business step by step. MakeMusic! has attracted the growth capital necessary for its development under the best possible conditions in a difficult market. The Company is now prepared to maximize the runway for business development by careful cash management while attaining profitability as expeditiously as possible and continuing to grow revenues and best exploit business opportunities.

Products

     SmartMusic. SmartMusic Studio® is a complete, interactive, computer-based music system which revolutionizes the way a musician practices by providing human-like accompaniment in a wide range of musical styles performed by orchestras, jazz trios, rock bands, etc. Its key innovation, the patented Intelligent Accompaniment, enables SmartMusic to listen to a musician as he sings or he plays and follow his spontaneous tempo changes. In addition, SmartMusic allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation, adjust the degree to which the accompaniment follows the musician, control tempo, transpose the music into any key, play with or without repeats or designate sections of the music to cut. The software also includes self-assessment features and allows the user to record his performance and send it by e-mail. The prototype technology upon which the SmartMusic Studio system is based was patented by Carnegie Mellon University and licensed to the Company. The Company then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product. SmartMusic is a unique product that has won numerous awards as well as the support of world-class musicians such as Wynton Marsalis, James Galway, Dawn Upshaw and others.

     Via a subscription, schools, students and hobbyists have access to over 20,000 licensed accompaniments including elementary band methods, classical, jazz, pop, rock, movie, theater and holiday titles. The Company has entered into license agreements with top music publishers to produce synthesized versions of musical arrangements for use with SmartMusic. It has also received the exclusive rights from certain major publishers to all solo classical works for voice, woodwinds, brass, percussion, strings and keyboard for the purpose of musical accompaniment products, which respond in real time to the musician. MakeMusic! has made its accompaniment selection based on a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold at retail in the United States. In the future, the Company plans to continue to expand its library of accompaniments to cover a broad spectrum of musical genres, instruments and skill levels as well as international preferences for music performance. Further, users of the Company’s latest notation software (see below) can create their own accompaniments, which can be played by SmartMusic subscribers.

     In addition, SmartMusic users have access to a selection of accompaniments to more than 50,000 skill-development exercises based on scales, intervals, arpeggios and twisters. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These “variables” can be saved with the music, creating a personally customized version of the accompaniment. SmartMusic currently provides accompaniments for 17 standard band instruments (e.g. flutes, clarinets, saxophones, trumpets, trombones, tubas, etc.) as well as vocalists. In the future, SmartMusic will add accompaniments for strings, piano, guitar and other instruments.

     The Company launched its website www.smartmusic.com and started to market SmartMusic on a licensed subscription basis to schools in the United States in December 2001 with a decreasing price scale ranging from $90 per year for the first subscription down to $20 per year for the fourth and more subscriptions.

     The home subscription program, priced $9.95/month or $90/year, was launched in spring 2002. In response to teachers’ requests to have an offer which would encourage all their students to use SmartMusic at home, the Company developed and launched its new school-sponsored home subscriptions offer in October 2002, which allows participating students to get a subscription for $20 per year as long as the school signs up at least 25 students. MakeMusic! believes that the SmartMusic subscription-based revenue model, with its recurring stream of revenues, offers a significant opportunity to increase profitability. The Company is also selling a one-year subscription plus accessories in a packaged box through dealers as a Subscription Starter Kit for a retail price of $119.95.

     With a limited budget for marketing in 2002, more than 1,600 schools were subscribing to SmartMusic as of March 7, 2003, with schools initially ordering an average of 2.6 subscriptions for school computers. In addition, more than 100 of these school accounts had purchased school-sponsored home subscriptions with an average of 33 students per account. During the year, the Company conducted several quantitative follow-up surveys with subscribing schools, which reported a 95% satisfaction rate.

     Finale notation family. The Company believes it is a market leader in music notation software with its Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

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

     The Company also produces an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students and religious institutions at a suggested retail price of $300. This edition has also been a key source of revenue and registered user base growth for the Company and it represents a market that is continually being replenished with new student users.

     The product is currently translated into German, French, Spanish, Italian and Japanese. Related manuals are currently available in German, French, Spanish, Italian, Swedish, Dutch and Japanese. The Company believes the international market is a key growth opportunity as computer penetration increases worldwide. International Finale product revenues represented 19.2%, 20.8%, and 15.4% of total Finale product line sales in 2002, 2001, and 2000, respectively.

     The Finale® Allegro® product, a value version of the powerful Finale music notation software product, was introduced in 1993. The Finale Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create “lead sheets” for other musicians, and is therefore known as, “the MIDI User’s choice for music notation.”

     In October 2002, the Company introduced Finale® Guitar, an entry-level version of Finale for guitar players that retails for $99.95. The newest addition to the Company’s award-winning Finale music notation software line offers powerful new features for guitarists and fretted instrument players, as well as file compatibility with Finale 2003, which the company made available earlier this year. Special features just for the guitar include TAB notation features that allow users to enter music in a traditional staff and see it displayed automatically in a TAB staff or vice versa, an extensive library of special symbols and shapes used with notation for standard guitar or any of the more than fifty fretted instruments Finale Guitar supports and a feature that allows users to input notes with a MIDI guitar and see instant TAB notation.

     Finale® PrintMusic! ®, an entry-level, yet powerful music notation software product retails for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. Finale PrintMusic!, introduced in 1999, allows us to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. This product is currently sold as a platform hybrid for Macintosh and Windows and is targeted to a broader audience in the education and general consumer marketplace.

     Finale® NotePad® is a downloadable freeware introduction to the Finale notation family. As of December 31, 2002, there are 428,645 unique users of Finale NotePad.

     Late in 2002, the Company introduced Finale® NotePad® Plus, an upgraded version of NotePad available for customers to download for $24.95. NotePad Plus turns any standard MIDI (Musical Instrument Digital Interface) file into sheet music. Whether using MIDI files from a person’s own sequencer or accessing the thousands of available Internet MIDI files, NotePad Plus is a cost-effective route to converting great playback files into sheet music.

     Intonation Trainer. The Company introduced Intonation Trainer® in February 2000, at a retail price of $149.95. Intonation Trainer is an educational product that is an easy, yet powerful program that actually teaches woodwind and brass students how to play in tune by listening for and eliminating intonation beats within intervals and chords.

Synergy Between Product Lines

     From a technology perspective, there are considerable synergies between the Finale notation business and the SmartMusic business. This is because both product lines benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display sheet music, exercises, beginning band method songs, etc. It is this same technology that puts red and green notes on the screen to show SmartMusic students what they did wrong and how to do it right. Similarly, the SmartMusic pitch recognition technology is used within Finale in its MicNotator® feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone.

     More important than the technology synergies, however, are the market and customer synergies. Finale is well established in over 30,000 schools, all of which are targets for SmartMusic. The school decision-makers, teachers, know and respect Finale and are willing to learn about new products from MakeMusic! Similarly, the Finale channels of distribution are anxious to build upon their continuing Finale sales with new products from MakeMusic!

Technology Infrastructure

     The MakeMusic! Inc. data center is operated internally offering extensive uptime and connectivity to the internet backbone via a Qwest dedicated T1 connection. We are currently utilizing Compaq, SUN and Cisco hardware solutions running under Microsoft Windows and Solaris platforms. All network systems are backed up daily using Veritas backup software on SDLT tape. Our switched 10/100 Mbps internal network ensures internal traffic flows with no bottlenecks. Websites are run on Microsoft IIS and Apache servers. A combination of Microsoft SQL and Oracle are used for database applications. All of our network systems are fully scalable and upgradeable for future growth.

     www.codamusic.com. The Coda Music website now automatically addresses visitors to www.finalemusic.com, which promotes notation products and e-commerce with mail-order fulfillment and also downloads of Finale NotePad.

     www.smartmusic.com. The SmartMusic website, launched December 2001, distributes our new SmartMusic subscription product and sells SmartMusic accessories.

     www.makemusic.com. The MakeMusic! website includes information on the Company and both its notation and SmartMusic products. It provides links to www.codamusic.com and www.smartmusic.com for people wanting to make purchases of the Company’s products.

Marketing, Sales and Distribution

     SmartMusic. MakeMusic! believes its future revenue growth will be driven by its proprietary, patented product: SmartMusic, the world’s first computer software that is a complete music practice system. SmartMusic features its award-winning Intelligent Accompaniment technology and the world’s largest library of interactive music accompaniments.

     The market for SmartMusic is very large, with at-home use being the biggest potential market. There are over 100,000 school buildings in the U.S. that have nearly 15 million students enrolled in band, orchestra and choir programs. The new school-sponsored home subscription offering encourages teachers to be advocates to students and parents for SmartMusic at home. The Company’s expanding subscription sales model is likely to result in increased profit margins because of a recurring stream of revenues and cash flow. The Company plans to focus on adoption and customer satisfaction to leverage the school-sponsored home subscription model.

     The Company intends to experiment with different marketing channels to achieve the best mix for profitable growth. In the United States and Canada, SmartMusic is being marketed by traditional direct mail, e-marketing, member-get-member initiatives, trade show exposure at over 40 state music educator conferences and advertising in targeted print media. The Company first leveraged its SmartMusic user base along with its Finale notation customer database.

     In addition, MakeMusic! has developed SmartMusic Intelligent Accompaniment software for Hal Leonard’s Essential Elements®, the world’s best-selling method books for beginning-band students. This is part of a strategic partnership with Hal Leonard Corporation, the world’s largest printmusic publisher. This relationship is very important because students usually start to play in a school band in the fifth grade. In the United States alone, there are approximately 2.5 million fifth graders starting band every year. If many of these students have a successful experience starting out with SmartMusic, they will likely become users of other SmartMusic software as well as pre-cultivated customers for other MakeMusic! products, including Finale software and new products introduced in the future.

     Though the primary distribution is via the www.smartmusic.com website and linked with www.makemusic.com, www.finalemusic.com, and www.codamusic.com, the Company has a network of education dealers and distributors supporting the Subscription Starter Kit packaged version of SmartMusic, designed for sale at retail. Distributors service the music instrument retailers, college bookstore and educational software markets. The Company intends to work with key dealers to exploit the beginning band instrument rental opportunity.

     SmartMusic currently has over 20,000 accompaniments for 17 standard band instruments, such as flutes, clarinets, saxophones, trumpets, trombones and tubas. It is also available for vocal applications. The Company is working on developing accompaniments for strings to exploit the current pent-up demand for the strings market.

     A future marketing strategy of the Company is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music makers’ community while sharing in the revenues from recurring SmartMusic subscription fees. Offering SmartMusic is extremely easy for a partner site since the Company projects SmartMusic on to their site from its own servers and handles all transactions including back office functions.

     The overall international marketplace in Europe, Latin/South America and the Far East is significantly larger than the North American market. The modernization of China will soon open up the single largest market for music software technology like SmartMusic. In Europe, distributors in key territories including the United Kingdom and Germany are currently marketing SmartMusic initially in a selective fashion. The Subscription Starter Kit will assist in expanding their efforts. The majority of SmartMusic’s worldwide exposure is driven by the Company’s own web-based initiatives and presence to date.

     The Company also intends to continue to deepen the connection with notation technology to the customers’ benefit.

     Finale notation family. In the United States and Canada, the Finale family of notation products is sold by a group of channel-specific distributors in the musical instrument and educational channels. Finale is also marketed to educational institutions and specialty retailers on a direct basis. Repeat business is driven by direct marketing to registered users for product upgrades and trade-ups.

     Internationally, Finale notation products are represented by one or more key distributors in 32 overseas territories, primarily in Europe and Japan. Available in nine different languages, Finale generates over 20% of its sales over 125 countries abroad. The Company believes the international markets present an additional opportunity for future growth, and is investing in leadership to improve and expand international sales.

     Music makers can now also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is simply saved as a SmartMusic accompaniment and becomes part of the Intelligent Accompaniment system. This interplay provides MakeMusic! with cross-marketing opportunities between Finale and SmartMusic users and products.

     The Company believes it can significantly build on its Finale notation software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last eight years. In 2003 the Company intends to release a Finale Macintosh version that operates on the Macintosh OSX platform.

Product Development

     The Company intends to continue to expand its current product offerings by developing products for new applications and markets.

     Website. Website development expense consists primarily of expenses required for design and development of the SmartMusic and Coda Music websites and underlying technology infrastructure. These expenses mainly include payments to third-party service vendors and personnel costs. All of the Company websites are continually updated.

     In addition, the Company plans to continue to refine the SmartMusic subscription Internet distribution model, develop its distribution capabilities on other Internet web sites and has recently transferred its Paris-based SmartMusic website operations to its Minnesota facility.

     Content and product. Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of notation products, SmartMusic software, and SmartMusic accompaniments.

     The Company continues to create additional SmartMusic accompaniments. SmartMusic accompaniment development has limited risk and short development cycles that typically range from one to four months. Procedures have been created to synthesize classical music and mark music sequences. Additionally, the Company has automated some of the process and developed a technical specification that is used to standardize both quality and process. Unlike a game manufacturer, which must continually invent new games, we need only look to the most popular titles in the large and growing supply of musical compositions to develop additional SmartMusic accompaniments. The Company is currently developing accompaniments for string instruments to respond to market demands and intends to release these accompaniments in 2003. Further, the Company has opened up the possibility for third parties to create SmartMusic accompaniments as an authorized service provider to publishers and other parties eager to invest in creating their own accompaniments.

     The Company has maintained its competitive position in the music notation marketplace in part by focusing its improvement efforts over the past eight years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. In 2003, we are continuing to invest in product development to improve the feature set of Finale. The next release of Finale will also operate on the Macintosh OSX platform. The remainder of the Finale family of products is updated periodically.

     We intend to continue developing music education products with our proprietary music technologies.

Competition

     MakeMusic! believes it is well positioned in music technology markets and benefits from strong barriers to entry for new competitors in its business niches because of its: 1) proprietary music notation, Intelligent Accompaniment and music education software; 2) extensive library of licensed content; 3) credibility in the music-education marketplace; and 4) relationships with major industry partners. The Company knows of no other musical accompaniment product for band instruments and vocalists that responds to the musician with the exception of In Concert™ by Cakewalk, which is an interactive product for MIDI keyboards. The Company expects that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic Studio product in that they do not automatically adjust in real time to the musician’s changes in tempo. The Company believes its SmartMusic system is unique because this product listens to wind instruments and voice. In addition, the Company sells accompaniments, while competitors sell only the applications. However, there can be no assurance that competitors will not enter the market.

     The notation market is highly competitive and continues to have competitors such as Steinberg, Sibelius Software LTD, and Voyetra Inc., a maker of music writer software.

     Competitive factors in marketing the Company’s SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. We believe we compete effectively in these areas. In addition, a competitive advantage is that both product lines benefit from shared technologies. For example, the SmartMusic pitch recognition technology is used within Finale in its MicNotator feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone.

     The Company also has market and customer synergies. Finale is well established in over 30,000 schools, all of which are targets for SmartMusic. The school decision-makers, teachers, know and respect Finale and are willing to learn about new products from MakeMusic! Similarly, the Finale channels of distribution are anxious to build upon their continuing Finale sales with new products from MakeMusic!

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

Trademarks

     The Company owns the registered trademarks in the United States for Coda®, Finale®, Finale® Allegro®, Finale® PrintMusic! ®, Finale® NotePad®, HyberScribe®, Intonation Trainer®, MicNotator®, Perceive®, Practice Studio®, SmartMusic®, SmartMusic Accompaniments®, SmartMusic Studio®, Net4Music®, The Art of Music Notation®, Vivace®, Intelligent Accompaniment®, Intelligent Accompanist® and Personal Accompanist®. In addition, the names Net4Music®, SmartMusic® and Finale® have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for the name MakeMusic!™ and M!™. In addition, this report contains references to trademarks owned by third parties.

Manufacturing

     Printing of user manuals, packaging, and the manufacture of related materials are performed to our specifications by outside subcontractors. The Company currently uses Advanced Duplication Services, Inc. to perform standard copying and assembling services, including copying product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages.

Employees

     As of December 31, 2002, the Company employed 77 full-time employees. Of this total number, 10 positions have been eliminated in 2003 due to the transfer of certain website and administrative operations from Paris, France to Minneapolis, Minnesota. The Company believes that its relations with its employees are good. None of our employees are covered by a collective bargaining agreement. In addition, the Company relies on independent contractors to develop its repertoire. We have had no difficulty contracting with these individuals and believe that our relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

Available Information

     All reports filed electronically by MakeMusic! with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting our investor relations at MakeMusic! These filings are also accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statements

     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will” and similar words or expressions.

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

     While we currently believe that we have sufficient capital, we may have other capital needs. The Company believes that, with the funds raised in February 2003, it has capital, or access to capital, sufficient to meet its needs through 2003 and to the point at which the Company achieves positive cash flow. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available on terms favorable to us or at all.

     We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of our SmartMusic business and our accompaniment repertoire for SmartMusic Studio products. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

     We are dependent upon our Internet business. We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet as one of our order-taking channels. A number of uncertainties related to the Internet exist. If the Internet develops more slowly than projected or we experience problems developing and maintaining our Internet operations, our sales, operating results and financial condition could be adversely affected.

     We are dependent upon obtaining and maintaining license agreements with music publishers, of which there are a limited number. The world market for music license rights is highly concentrated among a limited number of publishers. The Company has entered into license agreements with leading music publishers that provide access to certain musical titles for accompaniment development. Our contracts with major publishers are not all exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly limit the ability to market our products and services.

     Certain of our products have limited and fluctuating sales. Sale of our SmartMusic subscription revenue products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had education funding cuts, which could potentially negatively impact sales of academic products to the education market.

     We have incurred operating losses in the past and expect such losses to continue in the near future. The Company has incurred operating losses since inception, and will continue to incur such losses in the near future. Such losses will include non-cash expenses due to the amortization of other intangible assets recorded as a result of the reverse acquisition transaction with Net4Music S.A. in 2000. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to our development and marketing efforts, among other things. There can be no assurance that we will ever operate profitably or provide an economic return to the investors.

     We face intense competition. While competition for the SmartMusic Studio products is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for the Company’s notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.

     Rapid technological changes and obsolescence may adversely affect our business. We operate in an industry greatly affected by technological changes. While we are not currently aware of any significant technological changes that may affect our current technology base, continued advancements in computer software, hardware and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. The proprietary technology we use to protect access to our licensed files may be effective for only a limited period by reason of technological change. The Company must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.

     Additional government regulation of the Internet may impair our ability to fully develop and utilize the Internet as a marketing and distribution medium. Today, there are relatively few enacted laws specifically directed toward online services, and the applicability and scope of such laws is still uncertain, as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S.

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

     Potential market delisting. Shares of the Company’s common stock are currently listed on the Nasdaq SmallCap Market and as of March 7, 2003 were trading below $2.00. In order for shares of the Company’s common stock to remain listed for trading on the SmallCap Market, Nasdaq requires that we meet certain criteria, including maintenance of a minimum $1.00 per share bid price. The Company must continue to maintain a minimum of $1.00 per share bid price to avoid possible delisting.

ITEM 2. DESCRIPTION OF PROPERTY

     The Paris location leases approximately 3,000 square feet of office space at 24, Rue du Président Wilson, 92300 Levallois-Perret, France, for current annual net rent of approximately $56,000. This lease expires in June 2005. The Company has negotiated a termination of this lease as of March 31, 2003 and is relocating into a less expensive office. The Minnesota location leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346. Rent payments vary from $96,000 to $125,000 on an annual basis and the lease expires April 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation, other than by a small French sheet music publisher, which the Company believes is without merit, and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     A special meeting of the Company’s shareholders was held on Monday, February 24, 2003. At the special meeting the shareholders approved the sale of up to 19,962,363 shares of Common Stock of the Company by a vote of 11,577,391 shares in favor, with 787,770 shares against, 27,400 shares abstaining and no shares representing broker non-votes. All information on the shares voted is in shares prior to the January 16 1-for-10 reverse stock split.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There were no sales of unregistered securities during the year ended December 31, 2002.

     The Company’s Common Stock traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol NMUS until May 22, 2002. On May 23, 2002, it began trading under the symbol MMUS.

     On January 16, 2003, the Company’s Board of Directors authorized and implemented a reverse stock split (the “Reverse Split”) of MakeMusic’s issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock was issued for every ten shares of common stock held by stockholders of record as of January 16, 2002. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

	2002		2001
Common Stock	High	Low	High	Low

First Quarter	$6.50	$2.80	$32.50	$10.60
Second Quarter	7.00	4.00	14.90	9.10
Third Quarter	5.20	3.00	11.00	4.00
Fourth Quarter	4.30	2.10	5.50	3.20

     As of December 31, 2002, there were approximately 200 shareholders of record of the Company’s Common Stock. In addition, the Company estimates that an additional 1,500 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On March 13, 2002, it was announced that effective immediately the Company would do business as MakeMusic! Inc. and was later approved by the shareholders at the annual shareholders’ meeting held on May 21, 2002. The name change represents the culmination of the integration of strategies since the merger of Coda Music Technology and Net4Music in October 2000. Upon shareholder approval of the corporate name change, the Company also changed its stock-trading symbol on the Nasdaq Stock Market to “MMUS.”

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations:

     Revenue recognition. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant. For any sales that include a right of return, the Company tracks return history and records a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board (“FASB”) Statement 148 (“FAS 148”), Revenue Recognition When a Right of Return Exists. SmartMusic annual subscription sales are deferred and amortized to revenue on a pro-rated monthly basis over the life of the subscription.

     Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts. Most international customers pay for the product prior to shipment; domestic dealers and distributors that do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years and have a history of low uncollectable accounts. Any sales directly to home users are prepaid and schools submit purchase orders for purchases. The Company records a monthly accrual for potential nonpayments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes.

     Licensing reserves. The Company’s business requires licensing rights to certain technologies and songs that will be used in the Company’s product. Many publishers require advance payment in order to license their property, which are booked as prepaid royalties by the Company. The Company periodically analyzes the prepayments to estimate the likelihood that it will fully realize the amounts paid in advance for royalties on each song. A reserve is booked against the prepaid royalty asset to estimate the amount that may not be realized.

     Impairment of goodwill. In the first quarter of 2002, the Company evaluated the carrying value of its goodwill and intangible assets in accordance with the provisions of FASB Statement 142 (“FAS 142”), Goodwill and Other Intangible Assets, which were effective for the company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis was used to assess whether the asset’s carrying value is fully recoverable. In the fourth quarter of each year, the Company will perform its annual impairment analysis of Goodwill. The assessment of potential impairment requires certain judgments and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset; risks associated with those cash flows; and the Company’s discount rate to be utilized.

     Deferred tax assets. We have U.S. net operating loss carryforwards of approximately $20 million and tax credits of approximately $385,000. The losses and tax credits are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxes. At December 31, 2002, we had deferred tax assets totaling $16,182,000. We have recorded a valuation allowance against this asset for its full amount because its realization is not assured beyond reasonable doubt.

Results of Operations

     In order to provide the reader with more meaningful analysis, the following discussion includes comparisons of December 31, 2002 results to the December 31, 2001 results.

For the year ended December 31, 2002 compared to the year ended December 31, 2001

     Net revenue. Net revenues for the year ended December 31, 2002 were $7,737,000 as compared to $7,462,000 for the year ended December 31, 2001. Net revenue for 2002 consists of notation software sales of $7,477,000, SmartMusic sales of $241,000, and digital sheet music sales through the Company’s discontinued Net4Music website of $19,000.

     Net revenues of $7,737,000 for the year ended December 31, 2002 were $275,000 or 3.7% higher than revenue results for the year ended December 31, 2001. Notation sales for the year ended December 31, 2002 of $7,477,000 were $604,000 or 8.8% higher than the year ended December 31, 2001. This is primarily due to releasing the Finale 2003 upgrade two and one half months earlier than Finale 2002 was released. This was partially offset by SmartMusic and digital sheet music sales for the year ended December 31, 2002 of $260,000, which were $329,000 or 55.8% lower than the year ended December 31, 2001. This decrease is due to the discontinued Net4Music digital sheet music website and the transition of SmartMusic from a packaged retail product to an online subscription product.

     In November 2001, the Company introduced SmartMusic as an internet-based product, to home and educational customers on a subscription basis, typically with a subscription life of 12 months for educational institutions and one month for home users. In late October 2002, the Company introduced the annual SmartMusic school-sponsored home subscription. Revenue for annual subscription sales is allocated over the life of the subscription. Total earned SmartMusic subscription revenue for the year ended December 31, 2002 was $76,000. Total unearned SmartMusic subscription revenue was $121,000 as of December 31, 2002, an increase of $112,000 over the balance at December 31, 2001. The Company is currently focusing on growing its subscription business and anticipates a growing trend for this business.

     The SmartMusic subscription service for music educators, launched in November 2001, has been purchased by more than 1,300 schools with more than 3,500 subscriptions as of December 31, 2002. These schools’ subscriptions correspond to recurring annual subscription revenue of $124,000 to be recognized over the subscription period, of which $58,000 was recorded in the financial statements in the year ended December 31, 2002. The home subscription program was launched in June 2002. As of December 31, 2002 the Company had 539 active home subscription users resulting in revenues of $18,000 for the year ended December 31, 2002. The Company’s school-sponsored home subscription program was introduced September 2002 and had 50 schools participating for a total of 1,953 live home accounts as of December 31, 2002. $1,000 in revenue was recognized through this program in the year ended December 31, 2002. As of year end the number of SmartMusic school subscriptions, school-sponsored home subscriptions and home subscriptions would earn $237,000 of revenue on an annual basis (annual run rate).

     Prior to the introduction of the SmartMusic subscription product, SmartMusic Studio was available as a packaged, retail software product complete with instrumental hardware equipment and Intelligent Accompaniments sold separately. Revenue for the retail SmartMusic product, accompaniments and accessories for the year ended December 31, 2002 was $154,000, which was $309,000 lower than the year ended December 31, 2001. This decrease in 2002 SmartMusic product and accompaniment revenue is partially offset by sales of the instrumental hardware equipment necessary to fully utilize the SmartMusic subscription application to its full potential. As the Company focuses its resources on the SmartMusic subscription product, SmartMusic retail product sales will diminish, however subscription and accessory revenue will continue to increase.

     Gross profit. Gross profit was $6,143,000 for the year ended December 31, 2002, a $411,000 or 7.2% increase from the year ended December 31, 2001. Cost of revenue includes product costs; royalties paid to publishers; amortization of capitalized notation, repertoire and SmartMusic software development costs; and credit card fees. While 2002 net revenues increased over the prior year, cost of revenue for the year ended December 31, 2002 of $1,594,000 was $136,000 or 7.9% lower compared to the year ended December 31, 2001. Cost of revenue as a percentage of net revenue for the year ended December 31, 2002 was 20.6%, 2.6 percentage points lower than the same period for 2001. These decreases are partially due to capitalized repertoire development costs that were fully amortized in 2001, as well as the expiration of certain royalties.

     In addition, the Company’s 2002 sales mix consisted of a greater concentration of our higher margin Finale family of notation products. Notation sales of $7,477,000 for the year ended December 31, 2002 were 96.6% of total revenue compared to notation sales of $6,873,000 for the year ended December 31, 2001, which were 92.1% of total revenue. This was the result of the early release of Finale 2003 products and an overall shift in revenue away from SmartMusic packaged good products and digital sheet music, which are lower margin percentage products.

     Website development. Website development expenses of $1,000,000 for the year ended December 31, 2002 were 67% higher than website development expenses of $600,000 for the year ended December 31, 2001. Current year website development expense consists primarily of expenses related to improvement of the design and development of additional features for the Coda and SmartMusic website and other underlying technology infrastructure. In the year ended December 31, 2001, year-to-date expenses were reduced by $369,000 to capitalize development of the SmartMusic website. After adding back the effects of all capitalized costs in 2002 and 2001, website development expenses for the year ended December 31, 2002 would have been $107,000 or 11.1% lower than the year ended December 31, 2001.

     Content and product development. Content and product development expenses totaled $2,124,000 for the year ended December 31, 2002 as compared to $2,373,000 for the year ended December 31, 2001. Current year expenses consist primarily of Finale notation and SmartMusic product development, SmartMusic repertoire development, and costs associated with discontinuing the digital sheet music engraving services. The decrease is largely due to the discontinued digital sheet music content operations in Lyon, France and Madagascar in 2001, partially offset by additional personnel and related costs for Finale 2003 development and for software development in support of the SmartMusic subscription service.

     Selling and marketing expenses. Selling and marketing expenses of $3,665,000 for the year ended December 31, 2002 were $890,000 or 19.5% lower than selling and marketing expenses of $4,555,000 for the year ended December 31, 2001. The decrease is largely due to the full impact of the reduced workforce resulting from the 2001 restructuring efforts relating to the sheet music operations. This was partially offset by additional marketing efforts for the SmartMusic subscription service. Our current customer acquisition cost for schools in 2002 was $205. Total selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll.

     General and administrative expenses. General and administrative expenses were $4,849,000 for the year ended December 31, 2002 as compared to general and administrative expenses of $8,319,000 for the year ended December 31, 2001. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decrease relates to actual expense reductions as a result of the 2001 restructurings, the reduction of amortization of license rights due to the write-off of $1.3 million license rights in the 3rd and 4th quarter of 2001, and the non-amortization of goodwill resulting from the adoption of FASB 142, “Goodwill and Other Intangible Assets” (See Note 2). Amortization of goodwill in 2001 was $1,969,000.

     Restructuring charges. In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduce the digital sheet music operations in its European locations and close its New York and Lyon operations. As a result of these plans to reduce operating costs, MakeMusic! recorded a restructuring charge of $1,172,000 in 2001. In the third quarter of 2002, the Company discontinued its digital sheet music operations and most of the resources and effort of the Company’s European operations were refocused toward development of SmartMusic. In the fourth quarter of 2002, the Company announced that it was reducing website development and administrative expenses in its Paris, France operations and moving them to the Minneapolis, Minnesota location. As a result, an additional $174,000 in restructuring charges was accrued.

     Impairment of long-lived assets. The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142, Goodwill and Other Intangible Assets, and recorded an $11,500,000 goodwill impairment in the income statement as a “Cumulative effect of change in accounting principle” in the first quarter of 2002. The Company performed its annual impairment test of goodwill in the fourth quarter of 2002 and concluded an additional impairment of $2,347,000 had occurred, which was recorded in current year earnings.

     In addition, the Company’s intangible assets included license rights for digital sheet music and capitalized development for the digital store www.net4music.com. During the year ended December 31, 2001, the Company reevaluated the recoverability of license rights related to a restructuring of the digital sheet music operations. Management concluded at the time of this restructuring that an impairment of license rights had occurred and recorded a $1,304,000 non-cash impairment charge.

     During the quarter ended September 30, 2002, the Company announced the closure of its digital sheet music operations, which resulted in the revaluation of the recoverability of the license rights and capitalized development as described in FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concluded that a full impairment of these assets had occurred and recorded a $286,000 non-cash impairment charge.

     Interest income and expense, net. Net interest expense was $72,000 for the year ended December 31, 2002 in comparison to a net interest income of $124,000 for the year ended December 31, 2001. The decrease relates to reduction in interest income earned due to lower investment levels of available cash and cash equivalents. Also, the Company has incurred additional interest expense for the year ended December 31, 2002 relating to its Revolving Note Payable and Bridge Loan Debt (see Note 2, “Summary of Significant Accounting Policies”).

     Foreign exchange loss. The Company recognized a foreign exchange loss of $5,000 in 2002, as opposed to no foreign exchange loss in 2001.

     Income tax. Due to operating losses the Company recorded $4,000 minimum state taxes for both years ended December 31, 2002 and 2001, respectively.

     Liquidity and capital resources. Net cash used in operating activities totaled $2,391,000 and $6,372,000 for the years ended December 31, 2002 and 2001, respectively. The significant reduction in cash usage in 2002 as compared to 2001 is attributed to increased gross margins from higher revenues and higher margin products; the full impact of closing the New York facility and reduction of European operations, which included sales and marketing expense reductions; personnel reductions for sales and marketing, website development and content development reductions; and general administrative expense reductions.

     Net cash used in operating activities consisted primarily of net losses of $3,229,000 and $5,801,000 for the years ended December 31, 2002 and 2001, respectively, net of depreciation, amortization, cash items in the restructuring charge and the impairment of intangibles. In addition, accounts receivable decreased by $296,000 due to collection efforts, refunds of $130,000 for value added tax have been received, deferred revenue increased by $115,000 primarily due to SmartMusic subscription sales, inventories were reduced by $67,000, and prepaids and other current assets decreased $135,000. The Company made capital expenditures of $357,000 and paid down long-term debt and capital leases of $310,000. In September 2002, the Company obtained bridge loans from investors of $750,000. The Company has total commitments of $3,015,000 in additional equity investments, which includes conversion of the $750,000 in bridge loans into equity as of February 24, 2003, the date of shareholder approval. Of the additional $2,265,000 in financing, $390,000 had been received as of December 31, 2002.

     The Company has significantly reduced future monthly cash outflows as of the end of 2002. Actual operating cash usage is typically highest in the first and second quarters, with the third quarter using the least cash or producing positive cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools, as a result of the school year calendar. In 2002, net cash used in operating activities during the first six months was $1,799,000 in comparison to $592,000 in the last six months. Management anticipates additional capital expenditures in connection with its expected growth in operations and infrastructure. The Company will also need to continue to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development. Management has taken steps to manage expenses and believes that existing cash, together with cash flows generated by product sales and the private placement, will be sufficient to fund operations through 2003 and until the Company achieves positive cash flow.

     As of December 31, 2002, the Company had cash and cash equivalents of $1,859,000.

New Accounting Pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Shareholders
MakeMusic! Inc.

     We have audited the accompanying consolidated balance sheets of MakeMusic! Inc. (formerly Net4Music, Inc.) and subsidiaries, as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of MakeMusic! Inc. and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 1 and 5, the Company adopted Statement of Accounting Standard number 142 effective January 1, 2002.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2003

MakeMusic! Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,469	$3,258
Cash-restricted	390	—
Accounts receivable (net of allowance of $36 and $151 as of December 31, 2002 and 2001, respectively)	400	640
Value added tax receivable	58	172
Inventories	324	391
Prepaid expenses and other current assets	185	341

Total current assets	2,826	4,802
Property and equipment, net	528	1,099
Capitalized software products, net	732	770
Goodwill, net	3,630	17,330
Intangible assets, net	2,719	4,380
Other non-current assets	157	211

Total assets	$10,592	$28,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$651	$749
Accrued expenses and other current liabilities	1,303	1,095
Revolving note payable	89	—
Convertible loans	419	—
Current portion of long-term debt	398	254
Current portion of capital lease obligations	39	172
Reserve for product returns	219	167
Deposits	390	—
Deferred revenue	178	63

Total current liabilities	3,686	2,500
Long-term debt, net of current portion	144	354
Capital lease obligations, net of current portion	7	10
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 6,500,000 (including 1,500,000 undesignated)
Issued and outstanding shares – 2,168,860 and 2,086,002 in 2002 and 2001, respectively	22	21
Additional paid-in capital	58,278	57,874
Share subscription receivable	—	(73)
Accumulated deficit	(50,877)	(31,067)
Accumulated other comprehensive income	(73)	(277)
Deferred compensation	(595)	(750)

Total shareholders’ equity	6,755	25,728

Total liabilities and shareholders’ equity	$10,592	$28,592

See accompanying notes.

MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year ended December 31
	2002	2001

Net revenues	$7,737	$7,462
Cost of revenues	1,594	1,730

Gross profit	6,143	5,732
Operating expenses
Website development expenses	1,000	600
Content and product development expenses	2,124	2,373
Selling and marketing expenses	3,665	4,555
General and administrative expenses	4,849	8,319
Restructuring charges	174	1,172
Impairment of intangible assets and goodwill	2,633	1,304

	14,445	18,323

Loss from operations	(8,302)	(12,591)
Interest income	22	174
Interest expense	(94)	(50)
Other income and expense, net	68	60

Net loss before income tax	(8,306)	(12,407)
Income tax	(4)	(4)

Net loss before cumulative effect of accounting change	(8,310)	(12,411)
Cumulative effect of change in accounting principle	(11,500)	—

Net Loss	$(19,810)	$(12,411)

Basic and diluted loss per common share	$(8.55)	$(5.78)
Weighted average common shares outstanding	2,316,846	2,146,585

See accompanying notes.

MakeMusic! Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

							Accumulated
	Common Stock		Additional				Other	Shareholders'
	Total		Paid-In	Share	Accumulated	Deferred	Comprehensive	Equity
	Shares	Amount	Capital	Subscription	Deficit	Compensation	Income	(Deficit)

Balance at December 31, 2000	18,384,275	$184	$55,642
Reverse Split – 1 for 10	(16,545,808)	(165)	165

Balance at December 31, 2000, as restated	1,838,467	19	55,807	$—	$(18,656)	$(918)	$83	$36,335
Shares related to put and call agreements and reverse acquisition with Coda	17,586	—	—	—	—	—	—	—
Exercise of stock options and warrants	50	—	1	—	—	—	—	1
Issuance of stocks, stock options and warrants for services	100	—	289	—	—	—	—	289
Extension of employee stock options related to restructuring	—	—	297	—	—	—	—	297
Private placement offering, net	229,840	2	1,480	(88)	—	—	—	1,394
Share subscription receivable receipt	—	—	—	15	—	—	—	15
Amortization of deferred compensation	—	—	—	—	—	168	—	168
Comprehensive loss:
Net loss	—	—	—	—	(12,411)	—	—	(12,411)
Translation adjustment	—	—	—	—	—	—	(360)	(360)

Comprehensive loss								(12,771)

Balance at December 31, 2001	2,086,043	21	57,874	(73)	(31,067)	(750)	(277)	25,728
Shares related to put and call agreements and reverse acquisition with Coda	82,817	1	(1)	—	—	—	—	—
Issuance of stocks, stock options and warrants for services	—	—	10	—	—	—	—	10
Warrants issued to bridge loan investors	—	—	395	—	—	—	—	395
Share subscription receivable receipt	—	—	—	73	—	—	—	73
Amortization of deferred compensation	—	—	—	—	—	155	—	155
Comprehensive loss:
Net loss	—	—	—	—	(19,810)	—	—	(19,810)
Translation adjustment	—	—	—	—	—	—	204	204

Comprehensive loss								(19,606)

Balance at December 31, 2002	2,168,860	$22	$58,278	$0	$(50,877)	$(595)	$(73)	$6,755

See accompanying notes.

MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year ended December 31
	2002	2001

Operating activities
Net loss	$(19,810)	$(12,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,583	3,562
Depreciation and amortization of property and equipment	697	929
Impairment of intangible assets and goodwill	14,133	1,304
Amortization of deferred compensation	155	168
Interest on bridge loan and discount	64	—
Restructuring	13	647
Issuance of stock, options and warrants for services	10	289
Increase (decrease) in cash from:
Accounts receivable	426	619
Inventories	67	(79)
Prepaid expenses and other current assets	135	186
Accounts payable	(145)	(759)
Accrued liabilities and product returns	166	(855)
Deferred revenue	115	28

Net cash used in operating activities	(2,391)	(6,372)
Investing activities
Purchases of property and equipment, net	(196)	(352)
Capitalized development and other intangibles	(161)	(580)
Redemptions of short-term investments	—	917

Net cash used in investing activities	(357)	(15)
Financing activities
Cash proceeds from issuance of shares	—	1,394
Proceeds from bridge loan financing	750	—
Payments received on share subscription notes	73	15
Proceeds from revolving note payable	89	—
Payments on long-term debt	(159)	(93)
Payments on capital leases	(151)	(566)
Exercise of stock options	—	1

Net cash provided by financing activities	602	751
Effect of exchange rate changes on cash	357	(196)

Net decrease in cash and cash equivalents	(1,789)	(5,832)
Cash and cash equivalents, beginning of year	3,258	9,090

Cash and cash equivalents, end of year	$1,469	$3,258

Supplemental disclosure of cash flow information
Interest paid	$94	$50

See accompanying notes.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

1. Business Section

     The Company develops and markets proprietary music technology products under the Finale® and SmartMusic® brand that enhance music learning and composition, increase productivity and make practicing and performing music fun. Coda’s innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques. Product sales are via software sales through traditional distribution channels and the Company’s websites.

2. Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of MakeMusic! Inc. (formerly Net4Music, Inc.), or Predecessors, and its majority-owned subsidiaries MakeMusic! S.A. (formerly Net4Music S.A., incorporated in France as a Société Anonyme or corporation in 1995) and Net4Music, Inc. (New York). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

     Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date. Income statement and cash flow amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of “Accumulated Other Comprehensive Income” in shareholders’ equity. Gains and losses from foreign currency transactions are not material.

Revenue Recognition

     Revenue is recognized when goods are shipped or delivered. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant. Customers are entitled to a free upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers all revenue recognition for products that were sold within the upgrade replacement window, until such time that the upgrade is shipped.

     When a new version of Finale is released, dealers retain the right to return any unsold versions of the prior release in exchange for an equal number of units of the updated version of the product that is returned. The Company tracks the history of these returns and defers revenue based on the expected return until the new product is released, at which time the product may be exchanged for the new version. Based on recent sales trends, the Company increased its reserve for returns by two percentage points in the year ended December 31, 2002.

     SmartMusic Studio annual subscription sales are deferred and amortized to revenue on a pro-rated monthly basis over the life of the subscription.

Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period, adjusted for the January 16, 2003 one-for-ten reverse stock split. The effect of options and warrants are excluded as their effect is anti-dilutive.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

     Weighted average shares used in the calculation of net loss per share are as follows:

	2002	2001

Weighted average shares outstanding	2,161,453	1,908,312
Weighted average effect of shares issuable under put and call arrangements	155,393	238,273
Net weighted average shares	2,316,846	2,146,585
Net Loss	$(19,810,000)	$(12,411,000)
Basic and diluted loss per common share	$(8.55)	$(5.78)

Segment Reporting

     The Company operates in one industry segment, the design, development, support and marketing of application software solutions to music educators, music makers and the music publishing industry. Product distribution is obtained via the Internet as well as a variety of strategic partnerships and distribution networks to over 125 countries. See Note 13 for selected segment and geographic data.

Cash and Cash Equivalents

     Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

Fair Value of Financial Instruments

     At December 31, 2002, and 2001, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, as well as the current portion of long-term debt and capital lease obligations, approximated their market values, based on the short-term maturities of these instruments.

Inventories

     Inventories are stated at the lower of weighted average cost or market and consist of finished products and components net of a reserve for obsolescence.

Property and Equipment

     Property and equipment are stated at their acquisition costs net of accumulated depreciation. Depreciation is computed by using the straight-line method over the estimated useful life of the purchased software (three years), computer equipment (three to five years), and furniture (three to ten years).

     Property and equipment held under capital leases are capitalized and depreciated over the useful life of the asset, in case of a contractual option to buy, or over the residual life of the lease contract.

Capitalized Software Products

     Capitalized software products consist of expenditures to develop software products for sale, including repertoire software and website development.

     Website development. Costs incurred in the development of the Company’s website are capitalized in accordance with the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs. Application development stage costs are capitalized and amortized on a straight- line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant

MakeMusic! Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

modifications of the site in response to the rapid rate of change in the Internet industry and technology in general. No costs relating to the SmartMusic website were capitalized in 2002 as the website was running and current year costs were maintenance. In 2001, the Company capitalized $369,000 relating to the SmartMusic subscription service.

     Website development expenses in the Statement of Operations are primarily non-capitalized development costs and the amortization costs of capitalized expenses, as well as costs dedicated to site maintenance and minor improvements. Costs of preliminary studies of the functional analysis and website post-implementation costs are expensed as incurred.

     Content & product development. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of software development expenses may not be recoverable.

     The costs incurred in the development of repertoire software are also capitalized in accordance with the FASB Statement 86. As of December 31, 2002 and 2001, the Company has capitalized, net of amortization and reserves, $398,000 and $313,000, respectively, of costs related to the development of repertoire software. The capitalized amount represents costs of producing product masters for new songs as technological feasibility has been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a period based on the current and expected future revenue from the product or the straight-line method, not to exceed three years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of repertoire development costs may not be recoverable.

     Content development expenses for sheet music (the costs of entering and engraving music under digital format) were expensed as incurred. Digital sheet music and the related engraving expenses were discontinued in 2002.

Intangible Assets

     Intangible assets consist primarily of goodwill and the identifiable intangible assets acquired in the 2000 reverse acquisition between Coda Music Technologies Inc. and Net4Music S.A. (see Note 5).

     Goodwill. Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather reviewed for impairment annually. Upon adoption of FAS 142 effective January 1, 2002, the Company recorded an impairment charge of $11,500,000 as a cumulative effect of change in accounting principle as the result of the FAS 142 transitional impairment test. In the fourth quarter of 2002, the Company performed its annual impairment test and concluded an additional impairment of $2,347,000 had occurred, which was recorded in current year earnings.

     Identified intangible assets acquired. Identified intangible assets consist mainly of the value of the notation and SmartMusic software products, amortized over five years; Coda trade name, amortized over ten years; Coda website, amortized over three years; distributor/dealer network, amortized over five years; and customer lists,amortized over five years, all acquired with acquisition of Coda in 2000.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Patents and trademarks

     Costs associated with obtaining patents, trademarks and Internet domain names are capitalized. These costs are being amortized from three to ten years depending on their estimated useful lives and are included in other assets on the balance sheet.

Impairment of Long Lived Assets

     The Company reviews the long-lived assets, including identifiable intangibles and associated goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

     In September 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company in its first quarter of fiscal 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but rather are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as described FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Deposits

     As of December 31, 2002, the Company had on hand $390,000 of deposits related to share subscription agreements for a PIPE financing completed February 24, 2003, at which time they will be recorded to equity.

Leases

     Leases are capitalized in accordance with FASB Statement 13, Accounting for Leases, which specifies that a lease that transfers the benefits and risks inherent in the ownership of property to the lessee, the lessee should account for the lease as the acquisition of an asset and the occurrence of a liability. The Company includes the capital lease assets in its property and equipment and records the liability in capital lease obligations, a liability on the balance sheet.

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

Stock-Based Compensation

     The Company has adopted the disclosure only provisions of FASB Statement 123 (“FAS 123”),Accounting for Stock-Based Compensation, as amended by FAS 148. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to apply Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans if certain pro forma disclosures are made assuming hypothetical fair value method application. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no

MakeMusic! Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

compensation expense is recognized. See Note 7 for pro forma disclosures required by FAS 148, plus additional information on the company’s stock options.

Use of Estimates

     Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Advertising and Promotion

     Product costs for promotional samples are classified in the income statement as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over its useful life. All other advertising costs are expensed as incurred.

Reclassifications

     Certain amounts in the 2001 consolidated balance sheet and consolidated statement of operations have been reclassified to conform to the 2002 presentation.

3. New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5., Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures even in the likelihood of the guarantor’s having to make payments under the guarantee is remote. There is currently no effect of FASB Interpretation No. 45 on the Company’s financial statements and disclosures.

     In April 2002, the FASB issued Statement 145 (“FAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 updates, clarifies, and simplifies certain existing accounting pronouncements, including the recording of all gains and losses from the extinguishments of debt. In 2002, other income includes $72,000 related to the reduction of a debt (see Note 6).

     In June 2002, the FASB issued Statement 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, to be effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company has accounted for restructuring activities in the years ended December 31, 2002 and 2001 under EITF Issue 94-3, in which a liability for an exit cost, as defined, is recognized at the date of an entity’s commitment to an exit plan. FAS 146 is not expected to have a material impact on the Company’s financial statements upon adoption.

     In December 2002, the FASB issued Statement 148 (“FAS 148”), Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for its stock plans under Accounting Principles Board Opinion No. 25 (“APB 25”) and uses the disclosure only provisions of FAS 123 and FAS 148. (See Stock Options and Warrants in Note 7.)

MakeMusic! Inc.
Notes to Consolidated Financial Statements

4. Subsequent Events

     In February 2003, pursuant to a private placement, the Company sold 707,814 shares of common stock at a price of $3.20 per share for proceeds of $2,265,000. In October 2002, the Company received a $750,000 bridge loan (See Note 6) which will be converted to equity, at $2.40 per share, a discount of 25% of the private placement price, as the Company raised over one million dollars as required by the bridge loan conversion feature. Participants in the bridge loan received a total of 325,260 shares in exchange for the loans. Net of expenses, the total cash received from the private placement and bridge loan conversion to equity was $2,876,838. In addition, with each share purchased under the private placement, the investor will receive one warrant exercisable for five years to purchase one common share at the private placement price of $3.20 or the bridge loan conversion price. The bridge loan holders, when converted to equity, will also receive one warrant exercisable for five years to purchase one common share for each share they received on the bridge loan conversion. Such warrants are exercisable at $0.50 per share. Shareholders approved the stock issuance for those shares in excess of 20% of outstanding balances at a special shareholder meeting on February 24, 2003.

     As a result of the conversion of bridge loan debt in February 2003, the Company will be recording interest expense of $706,000 in the first quarter of 2003, equal to the unamortized value assigned to warrants and the value of the beneficial conversion feature of the bridge loans. This amount is equal to the full value of the bridge loan less $44,000 of interest that was accreted in the year ended December 31, 2002. The $706,000 interest expense charge will eliminate the remaining $350,000 debt discount on the convertible loans and increase paid-in capital an additional $356,000. See Note 6 related to bridge loans.

5. Supplemental Balance Sheet Information

Restricted Cash

     In December 2002, the Company received $390,000 related to the private placement financing that is to be completed in February 2003. The Company is not allowed to use this cash until the private placement is finalized and approved by shareholders.

Inventories

     Inventories consist of the following:

	December 31,

	2002	2001

	(In thousands)
Components	$302	$349
Finished goods	111	123
Reserve for obsolescence	(89)	(81)

	$324	$391

Property and Equipment

     Property and equipment are as follows:

	December 31,

	2002	2001

	(In thousands)
Computer equipment and software	$2,186	$2,069
Office furniture and other	596	646

	2,782	2,715
Less accumulated depreciation and amortization	2,254	1,616

	$528	$1,099

MakeMusic! Inc.
Notes to Consolidated Financial Statements

5. Supplemental Balance Sheet Information (continued)

     The Company has financed some of its equipment through capital lease contracts. Capitalized lease costs in property and equipment accounted for $390,000 and $412,000 as of December 31, 2002 and 2001, respectively. Accumulated depreciation of capital lease assets at December 31, 2002 and 2001 was $379,000 and $230,000, respectively.

Capitalized Software Products

     Capitalized software products are the capitalized expenditures for creating software for sale and are as follows:

	December 31,

	2002	2001

	(In thousands)
Repertoire development	$1,701	$1,554
Software translation	110	110
SmartMusic website	436	369

	2,247	2,033
Less accumulated depreciation and amortization	1,515	1,263

	$732	$770

Intangible Assets

     Intangible assets are as follows:

	December 31,

	2002	2001

	(In thousands)
Website development	$310	$897
Distributor/dealer network	1,440	1,440
License rights	—	329
Software products	2,304	2,304
Customer lists and employee workforce	780	1,330
Other intangible assets	130	130

Total gross value	4,964	6,430
Less accumulated amortization	2,245	2,050

	$2,719	$4,380

     Upon adoption of FAS 142 effective January 1, 2002, the employee workforce intangible asset has been combined with goodwill.

     The Company’s intangible assets included license rights for digital sheet music and capitalized development for the digital store www.net4music.com. During the quarter ended September 30, 2002, the Company announced the closure of its digital sheet music operations, which resulted in the revaluation of the recoverability of the license rights and capitalized development. Management concluded that a full impairment of these assets had occurred and recorded a $286,000 non-cash impairment charge.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

5. Supplemental Balance Sheet Information (continued)

     Future estimated amortization expenses related to intangibles for the years ending December 31, 2002 are as follows (in thousands):

2003	$1,001
2004	918
2005	738
2006	13
2007	13

Goodwill

     Goodwill resulting from the reverse merger of Net4Music with Coda in 2000 consists of the following:

	December 31,

	2002	2001

	(In thousands)
Goodwill	$5,990	$19,690
Less accumulated amortization	2,360	2,360

Goodwill, net	$3,630	$17,330

     With the adoption of FAS 142 the Company ceased amortization of goodwill as of January 1, 2002. The Company also completed its analysis of the required transitional impairment test for goodwill and has recorded $11,500,000 goodwill impairment in the income statement as the “Cumulative effect of change in accounting principle” in the first quarter 2002. In the fourth quarter of 2002, the Company recorded additional impairment of $2,347,000 as the result of its annual impairment test. The following table presents the results of the Company for all periods presented on a comparable basis:

	12 Months Ended December 31,

	2002	2001

	(In thousands)
Reported net loss before cumulative effect of accounting change	$(8,310)	$(12,411)
Add back goodwill amortization	—	1,969

Adjusted net loss before cumulative effect of accounting change	$(8,310)	$(10,442)

Reported net loss per share before cumulative effect of accounting change	$(3.59)	$(5.78)
Goodwill amortization	—	0.92

Adjusted net loss per share before cumulative effect of accounting change	$(3.59)	$(4.86)

Other Non-Current Assets

     Other non-current assets are primarily prepaid royalties and unamortized patent and trademark costs.

	December 31,

	2002	2001

	(In thousands)
Prepaid royalties	$84	$105
Patents and trademarks	68	73
Other non-current assets	5	33

	$157	$211

MakeMusic! Inc.
Notes to Consolidated Financial Statements

5. Supplemental Balance Sheet Information (continued)

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)
Accrued compensation	$766	$645
Accrued royalties	30	35
Accrued post contract technical support	125	110
Accrued restructuring charges	174	161
Other	208	144

	$1,303	$1,095

     In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduce the digital sheet music operations in its European locations and close its New York and Lyon operations. As a result of these plans to reduce operating costs, MakeMusic! recorded a restructuring charge of $1,172,000 in 2001. In the third quarter of 2002, the Company announced that the MakeMusic! SA digital sheet music operations would be discontinued and most of the resources and effort of the Company’s European operations would be refocused toward development of SmartMusic Studio. In the fourth quarter France operations were further reduced and the SmartMusic website support and administrative functions are to be moved to the Minneapolis, Minnesota location during the first half of 2003. As a result, an additional $174,000 in restructuring charges was accrued.

     The following table displays a roll-forward of the liabilities for restructuring charges from December 31, 2000 to December 31, 2002.

	12/31/2000	Additional		12/31/2002	Additional		12/31/2000
	Balance	Restructure	Usage	Balance	Restructure	Usage	Balance

Non-Cash Items:
Severance and related personnel expenses	$—	$297,000	$97,000	$—	$—	$—	$—
Fixed asset write-off	—	189,000	189,000	—	—	—	—
Cash Items:
Severance and related personnel expenses	—	545,000	478,000	67,000	127,000	67,000	127,000
Lease termination	33,000	130,000	69,000	94,000	—	94,000	—
Moving/Storage	—	5,000	5,000	—	—	—	—
Other	—	6,000	6,000	—	47,000		47,000

Total	$33,000	$1,172,000	$1,044,000	$161,000	$174,000	$161,000	$174,000

6. Debt

Line of Credit

     The Company had a $500,000 line-of-credit agreement that expired on February 14, 2001.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

6. Debt (continued)

Long-Term Debt

	December 31,

	2002	2001

	(In thousands)
Conditional advance from ANVAR	$494	$486
Bridge loan (net of debt discounting)	419	—
Convertible bonds	48	122
Revolving note payable	89	—

Total long-term debt	1,050	608
Less current portion	(906)	(254)

	$144	$354

     Maturities of long-term debt outstanding at December 31, 2002 are as follows (in thousands):

2003	$906
2004	144

$1,050

Conditional Advance from ANVAR

     The outstanding balance from the “Agence Nationale pour la Valorisation de la Recherche” (“ANVAR”), a French state-owned institution dedicated to the financing of research and development activities of French companies, totaled $494,000 and $486,000 at year ends 2002 and 2001, respectively. The agreement with ANVAR contains repayment terms that have been used to classify the debt in the financial statements. Although the Company anticipates receiving formal forgiveness of the loans, such forgiveness will not be received until a study by ANVAR that is currently being done is completed and has not been taken into account in determining debt classification. ANVAR performed an audit related to a portion of the debt in the year ended December 31, 2002 and allowed a reduction of $72,000 of the total due. Consequently, a reduction of $72,000 in long-term debt was booked into other income. The increase in the balance shown outstanding as of December 31, 2002 reflects the effect of exchange rate fluctuations.

Debt — Bridge Loans

     On September 30, 2002, the Company issued $750,000 of 10% convertible, subordinated bridge loans; $360,000 of which was from Company directors and management. As of February 24, 2003, the Company completed a private placement of over $3.0 million including the $750,000 convertible bridge loans. As a result, the loan will automatically convert into common stock at a 25% discount from the $3.20 price set in the private placement. Also, holders of stock converted from the bridge loan will receive warrants (“Conversion Warrants”) to purchase one additional share of common stock for each converted share at $0.50 per share.

     At the time of issuance, the bridge loan holders would have received warrants to purchase common stock at $0.10 per share if a private placement of at least $1.0 million was not completed by March 31, 2003. The value attributed to these warrants of $395,000, computed using the Black Scholes model, was recorded as a debt discount at September 30, 2002, with a credit to additional paid-in capital. The discount was being amortized as interest expense over the term of the bridge loans assuming no conversion and resulted in $44,000 of interest expense in 2002.

     At the time of the bridge loan conversion, the Company will also record approximately $350,000 of unamortized discount as interest expense and an additional $356,000 interest expense related to the beneficial conversion of the bridge loan into equity.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

6. Debt (continued)

Convertible Bonds

     In September 1996, MakeMusic! S.A. issued 9,000 convertible bonds to EUREFI for a total of 137,000 Euros ($144,000 USD at the December 31, 2002 exchange rate) in order to reinforce its equity and finance its growth. These bonds were originally convertible by the holder, seven bonds giving a right to four shares of MakeMusic! SA common stock, from January 1, 2000 through the term of the debt at December 31, 2003. However, in 1999 the Company reached an agreement with EUREFI that they would not exercise the conversion right. The debt bears interest at 6% a year payable each half-year at June 30 and December 31. As of December 31, 2002, 3,000 bonds remain unpaid with a balance due of 46,000 Euros or $48,000 (USD).

Revolving Note Payable

     On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allows the Company an advance of 75% of domestic accounts receivable at an interest rate of prime + 4.75% (9.00% as of December 31, 2002) with a minimum interest charge of $3,000 per month. The Company received its first advance on this line of credit on September 5, 2002 and as of December 31, 2002 has a balance on the revolving note of $88,670.

7. Shareholders’ Equity

     On January 3, 2003, the Company’s Board of Directors authorized a one-for-ten reverse stock split effective January 16, 2003. All earnings per common share amounts, references to common stock, warrant and stock option plan data and stockholders’ equity amounts have been restated as if the reverse stock split had occurred as of the earliest period presented.

     In January 2001 the Company issued 100 shares of common stock to a consultant for services provided. In connection with this issuance the company recognized expenses in the amount of $1,180.

     In August 2001 the Company issued 6,500 options to purchase common stock at $7.50 to third parties in exchange for advisory and promotional services. 4,000 of these options vested immediately and the remaining 2,500 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $1,500 and $13,000, for 2002 and 2001, respectively. As the remaining options vest the Company will recognize additional expenses.

     In October 2001, the Company issued 15,000 warrants to purchase common stock at $6.60 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. During 2002 and 2001, the Company has recognized expenses in the amount of $12,000 and $3,000, respectively, in relation to the vested portion of warrants. As the remaining warrants vest the Company will recognize additional expenses.

     During 2001, 13,877 warrants related to contracts for music titles became exercisable at $0.10 per share and the Company recognized an expense in the amount of $268,000 related to these issuances. As of December 31, 2002, 262,930 warrants remained outstanding.

     In September 2001 the Company sold, pursuant to a private placement, 229,840 shares of its common stock at a price of $6.60 per share, based on a 30-day average of the closing price of the company stock preceding the private placement for proceeds of $1,517,000. Net of expenses, the total cash received from the private placement was $1,394,000. In addition, with each share purchased, investors received one warrant exercisable for three and one-half years to purchase one common share for $6.60. Management and employees purchased 20,721 shares, of which a portion were made with non-interest bearing loans to be paid from earned bonuses. As of December 31,

MakeMusic! Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

2001, $73,000 of the management and employee purchases remained outstanding. All unpaid balances were paid in full in 2002. Shareholders approved the stock issuance for those shares in excess of 20% of outstanding balances at a special shareholder meeting on December 19, 2001.

Authorized Shares

     The Company’s Restated Articles of Incorporation authorized the issuance of 6,500,000 shares of $.01 par value capital stock. Of such authorized shares, 5,000,000 have been designated as common shares and 1,500,000 are undesignated as of December 31, 2002.

Reverse Acquisition

     In connection with the October 19, 2000 reverse acquisition, certain MakeMusic! S.A. shareholders and option and warrant holders retained their common stock interests in MakeMusic! S.A. with a put and call agreement permitting conversion of those shares, options or warrants at any time within five years into “MakeMusic! common stock” at the same conversion ratio applicable at the acquisition date. During 2002 and 2001, 106,175 and 22,546 shares were “put” to the Company and converted to 82,817 and 17,586 MakeMusic! Inc. shares, respectively. Such remaining shares, options and warrants, if converted, would be the equivalent of 268,954 shares of MakeMusic! common stock. The remaining shares subject to the put and call arrangement are considered to be contingently issuable and are classified within shareholders’ equity because the parent is considered to have retained the risks and rewards of ownership.

     Also included in the 2000 reverse acquisition purchase price was the fair value of all vested Coda options. The intrinsic value of all unvested Coda options was recorded as deferred compensation in shareholders’ equity and is being amortized to compensation expense over the remaining vesting period ending November 2007.

Stock Options and Warrants

     Prior to the reverse acquisition, MakeMusic! S.A. had granted options and warrants in 2000 to employees, directors, external consultants and licensors. In connection with the reverse acquisition, certain option and warrant holders converted their rights into the Company’s options or warrants based on the acquisition conversion rate of .78 and under the same terms as their original rights. The remaining option and warrant holders retained their right to purchase MakeMusic! S.A. shares with a put and call agreement, which would convert to MakeMusic! Inc. shares at a rate of .78. The following table summarizes the MakeMusic! S.A. options and warrants under put and call agreements:

		Weighted-
	Ordinary	Average Exercise
Grantee	Shares	Price

Balance at December 31, 2000	226,627	Euro 11.443
Canceled	(18,049)	Euro 13.167

Balance at December 31, 2001	208,578	Euro 11.294
Canceled	(53,489)	Euro 10.813

Balance at December 31, 2002	155,089	Euro 11.461

     The Company has a stock option plan, which expired September 28, 2002, pursuant to which options for up to 267,500 shares of its common stock may be issued to its key employees and directors. The options vest over periods of up to six years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company also has granted non-plan, nonqualified stock options to certain of its directors, European employees and consultants. These options vest over periods of up to five years and have been granted at prices at least equal to the stock’s fair market value at the grant date. Effective September 28, 2002 no incentive stock options or nonqualified employee plan options were available for issuance as result of expiration of the plan.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

7.     Shareholders’ Equity (continued)

     In connection with the reverse acquisition, all acquired stock options remained outstanding under their original terms. The following summarizes activity under the Company’s stock options:

				Weighted-
	Employee	Non-Employee		Average Exercise
Plan Options	Options	Options	Total Options	Price

MakeMusic! Options Outstanding at December 31, 2000	140,880	11,460	152,340	$20.80
Granted	69,650	6,650	76,300	9.60
Exercised	(50)	—	(50)	13.80
Canceled	(10,930)	(2,650)	(13,580)	20.60

Outstanding at December 31, 2001	199,550	15,460	215,010	16.90
Granted	1,300	—	1,300	4.12
Canceled	(15,900)	(1,300)	(17,200)	21.31

Outstanding at December 31, 2002	184,950	14,160	199,110	16.39

				Weighted-
	Employee	Non-Employee		Average Exercise
Non Plan Options	Options	Options	Total Options	Price

MakeMusic! S.A. Options Outstanding December 31, 2000	30,770	24,261	55,031	$13.50
Canceled	(1,755)	—	(1,755)	18.10

Outstanding at December 31, 2001	29,015	24,261	53,276	13.30
Canceled	(29,015)	—	(29,015)	9.61

Outstanding at December 31, 2002	—	24,261	24,261	17.73

     The weighted-average fair value of options granted during 2002 and 2001 was $4.12 and $8.40, respectively.

     The following summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Outstanding at		Weighted-		Weighted-
Range of	December 31,	Weighted-Average	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	2002	Remaining Term	Price	December 31, 2002	Price

$ 3.20 – $10.00	31,439	3.80 years	$7.85	20,001	$8.52
10.01 – 20.00	133,562	4.40 years	13.70	74,550	14.78
20.01 – 30.00	46,500	4.11 years	25.66	29,524	25.73
30.01 – 40.00	8,570	3.09 years	33.65	6,803	33.29
40.01 – 40.50	3,300	2.32 years	41.25	3,092	41.25

Total	223,371	4.17 years	$16.54	133,970	$17.81

MakeMusic! Inc.
Notes to Consolidated Financial Statements

7. Shareholders’ Equity (continued)

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. The fair value of grants to the Company’s employees and directors was estimated at the grant date using the following assumptions for 2002 and 2001: no expected dividend yield; risk-free interest rates of 4.62% and 4.75%, respectively; expected lives of 5 to 7 years; and estimated volatility of 1.121. Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

	December 31,

	2002	2001

	(In thousands, except per share data)
Net loss:
Net loss as reported	$(19,810)	$(12,411)
Stock compensation under FAS 123	(447)	(942)

Proforma net loss	$(20,257)	$(13,353)

Basic and diluted loss per share:
As reported	$(8.55)	$(5.78)
Pro forma	$(8.74)	$(6.40)

     In 2000, as a result of the reverse acquisition the Company granted options to purchase 58,500 shares at prices between $16.40 and $26.30 per share when the fair value of the Company’s stock was $28.10, resulting in deferred compensation with unamortized value of $595,000 as of December 31, 2002.

     Total warrants of 262,930 are outstanding at December 31, 2002, of which 251,680 are exercisable at a weighted average exercise price of $6.29. The warrants expire as follows: 2005 – 232,847, 2010 – 15,083, 2011 – 15,000.

8. Commitments

Capital Lease Obligations

     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2003	$40
2004	5
2005	4

Total minimum lease payments	49
Less amount representing interest	3

Present value of net minimum lease payments	46
Less current portion	39

Long-term portion	$7

Operating Leases

     The Company leases office and warehouse space and certain equipment under operating leases through 2006. Total future minimum lease payments under these leases for the year ending December 31, 2002 are as follows (in thousands):

2003	$153
2004	131
2005	125
2006	42

Total	$451

MakeMusic! Inc.
Notes to Consolidated Financial Statements

8. Commitments (continued)

     Obligations for operating leases beyond 2003 relate to the Minneapolis office and the lease on Internet equipment. Rent expense for the years ended December 31, 2002 and 2001 was $190,000 and $308,000, respectively.

Licensing and Exclusivity Agreements

     The Company has entered into license agreements for the distribution of music publishing catalogs, which require payments based on the sale of its products. These agreements have ended with the shut down of the digital sheet music operations and no future payments are required. The Company has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments. Payments to licensors are included in cost of sales in the consolidated statement of operations and were $99,000 and $210,000 for the years ended December 31, 2002 and 2001, respectively.

Minimum royalties related to significant licensors are as follows (in thousands):

2003	67
2004	64
2005	59
2006	20

Total	$210

9. 401(k) Savings Plan

     The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a maximum limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional contributions. The Company made no contributions to the plan in fiscal 2002. Costs of administering the plan were $4,000 and $6,000, respectively, for the years ended December 31, 2002 and 2001.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

10. Income Taxes

     Loss before income taxes and cumulative effect of accounting change includes the following components:

	December 31,

	2002	2001

	(In thousands)
France	$(2,995)	$(7,590)
United States	(5,311)	(4,817)

	$(8,306)	$(12,407)

     The tax effects of temporary differences at an assumed effective annual rate of 38% (France, 35%) are shown in the following table:

	December 31,
	2002	2001

	(In thousands)
Loss carryforwards	$15,152	$13,192
Research and development credits	403	385
Inventory	117	94
Depreciation and amortization	284	213
Other accruals	226	383
Valuation allowance for deferred tax assets	(14,963)	(12,574)

Net deferred tax assets	1,219	1,693
Deferred tax liability:
Software development costs	178	138
Intangible assets	1,041	1,555

Total deferred tax liabilities	1,219	1,693

Net deferred taxes	$—	$—

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

     A reconciliation of income taxes computed using the U.S. statutory rate (34%) to the effective income tax rate included in the statement of operations is as follows:

	December 31,
	2002	2001

	(In thousands)
Income tax computed at the statutory rate	$(6,736)	$(4,218)
State taxes, net of calculated federal income tax benefit	(724)	(283)
Unused tax loss carryforwards and valuation reserve	2,116	3,429
Permanent differences	5,381	1,149
Effect of higher tax rates in France	(36)	(76)
Other	3	3

Effective income tax expense	$4	$4

MakeMusic! Inc.
Notes to Consolidated Financial Statements

10. Income Taxes (continued)

Net Operating Losses

     At December 31, 2002, the Company has net operating loss carryforwards (NOLs) and research and development credits which may be used to offset otherwise future taxable income with the following expiration dates:

		Research and
	Net Operating Loss	Development Credits
	U.S.	U.S.

2006	$38	$—
2007	243	13
2008	825	72
2009	1,586	90
2010	2,128	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,478	36
2020	4,414	—
2021	3,037	—
2022	1,344	—

	$19,791	$385

     MakeMusic! S.A. has additional operating loss carryforwards in France of $14.07 million which expire between 2003 and 2007 plus $3.5 million which can be carried forward indefinitely under French law.

     Included in the U.S. NOLs are those of MakeMusic! S.A.’s now inactive subsidiary with federal and state NOLs of approximately $7.1 million, which begin to expire in 2019. These loss carryforwards can only be used by the entity that has generated the corresponding tax losses.

     At December 31, 2002, approximately $9.5 million of the Company’s NOLs have a full valuation allowance that, if and when realized, will result in a reduction of goodwill associated with the Coda acquisition. Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the Coda reverse acquisition, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2002. The Company’s subsidiary in New York had also generated approximately $4.6 million in NOLs that may also be subject to Section 382 limitations due to the significant changes in control of Net4Music S.A. in the previous year. There can be no assurance that certain of the Company’s NOLs will be available for use in the future.

11. Litigation

     In the ordinary course of business, the Company can be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. The Company is not a party to any material litigation, other than by a small French sheet music publisher, which the Company believes is without merit, and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

MakeMusic! Inc.
Notes to Consolidated Financial Statements

12. Related Party Transactions

     On September 28, 2001 the Company sold pursuant to a private placement, 229,839 shares of its common stock at a price of $6.60 per share, based on a 30-day average of the closing price of the company stock preceding September 20, 2001. Management and employees purchased 20,721 shares, with $88,000 of the purchases being made with non-interest bearing loans to be paid from earned bonuses. As of December 31, 2001, the outstanding loan balance was $73,000. All of the loans have been collected as of December 31, 2002.

13. Segment and Geographic Data

     The Company operates in one industry segment, being the design, development, support and marketing of application solutions to music educators, music makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.

     During 2002 and 2001, the Company had sales of approximately $553,000 and $831,000 respectively to a major customer. Accounts receivable from this customer were approximately $20,000 at December 31, 2002.

     The geographic distribution of the Company’s revenue and long-lived assets are summarized in the following table:

	December 31,
	2002	2001

	(In thousands)
Net sales:
North America	$6,182	$5,773
Europe	848	900
Other foreign countries	707	789

	$7,737	$7,462

Long-lived assets:
North America	$7,451	$22,845
Europe	315	945

	$7,766	$23,790

MakeMusic! Inc.
Notes to Consolidated Financial Statements

14. Quarterly Results of Operations (Unaudited)

     The following table summarizes the 2002 unaudited consolidated statement of operations data compared to the 2001. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

(In thousands, except per share data)	March 31	June 30	September 30	December 31

2002
Net Revenues	$1,942	$1,417	$2,445	$1,933
Cost of revenues	365	364	402	463

Gross profit	1,577	1,053	2,043	1,470
Operating expenses	3,015	2,899	2,726	2,998
Impairment - intangibles	—	—	193	2,440
Restructuring	—	—	—	174

Total Operating Exp	3,015	2,899	2,919	5,612

Loss from operations	$(1,438)	$(1,846)	$(876)	$(4,142)
Net Loss before cumulative affect of change in accounting principle	(1,429)	(1,848)	(883)	(4,150)
Cumulative effect of change in accounting principle (FAS 142)	(11,500)	—	—	—
Net Loss	(12,929)	$(1,848)	$(883)	$(4,150)
Basic and diluted loss per common share	$(5.58)	$(0.80)	$(0.38)	$(1.79)

2001
Net Revenues	$1,916	$1,215	$2,042	$2,289
Cost of revenues	435	329	446	520

Gross profit	1,481	886	1,596	1,769
Operating expenses	5,013	3,933	3,748	3,153
Impairment - intangibles	—	—	796	508
Restructuring	645	—	386	141

Total Operating Exp	5,658	3,933	4,930	3,802

Loss from operations	$(4,177)	$(3,047)	$(3,334)	$(2,033)
Net Loss	$(4,129)	$(3,035)	$(3,260)	$(1,987)
Basic and diluted loss per common share	$(1.98)	$(1.45)	$(1.55)	$(0.86)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position

Philip Sean Lafleur	39	Chairman of the Board and Chief Executive Officer

John W. Paulson	55	President

Barbara S. Remley	51	Chief Financial Officer, Treasurer and Secretary

     Philip Sean Lafleur joined the Company in November 2000 as Chief Operating Officer and a director. He became Chief Executive Officer in January 2001 and Chairman of the Board in October 2001. Prior to joining the Company, Mr. Lafleur held the position of Vice President for European Internet Operations for Trader.com. In 1990 Mr. Lafleur joined Bertelsmann, where for nine years he held a variety of positions including Deputy Marketing Manager France Loisirs (Paris), President of Québec Loisirs (Montréal), and Executive Director of Music and Multimedia Operations and Foreign Subsidiaries for France Loisirs. In this last position, Mr. Lafleur acted as Chairman of the Music Expert Committee for Bertelsmann’s European book and music clubs. Mr. Lafleur holds a BS honors degree in Physics from U.B.C. Vancouver, Canada. After beginning his career as a Business Analyst for McKinsey & Co in Toronto, Mr. Lafleur went on to obtain an Honors MBA from INSEAD (Fontainebleau).

     John W. Paulson, founder of the company, has served as director, Chairman and CEO from 1990 to a merger in 2000 and continues to serve as a director. From 1982 to 1990, Mr. Paulson was Chairman and CEO of Springboard Software, Inc., a publicly held company he founded to develop and market educational consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, was a professional musician for over ten years and continues to be active as a music clinician and guest conductor. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants, the Wenger Corporation and the St. Paul Chamber Orchestra.

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

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 10.      EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 regarding security ownership is incorporated herein by reference to the sections labeled “Principal Shareholders and Management Shareholdings” which appear in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

     The following table provides information concerning the Company’s equity compensation plans as of December 31, 2002.

Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights103	warrants and rights104	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	199,810	16.39	None

Equity compensation plans not approved by security holders	33,083 (1)	4.17

(1)	Warrants issued to consultants

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” which appears in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See “Exhibit Index” immediately following the certifications to this Form 10-KSB.

(b)	Reports on Form 8-K.

On October 9, 2002, the Company filed a press release on Form 8-K announcing the completion of its bridge financing.

ITEM 14.      CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company’s internal controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic! Inc.

Dated: March 20, 2003	By: /s/ Philip Sean Lafleur

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

Signature and Title	Date

/s/ Philip Sean Lafleur Philip Sean Lafleur, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 20, 2003

/s/ Barbara S. Remley Barbara S. Remley, Chief Financial Officer (principal financial and accounting officer)	March 20, 2003

/s/ Philippe Aubert Philippe Aubert, Director	March 20, 2003

/s/ Timothy P. Bajarin Timothy P. Bajarin, Director	March 20, 2003

/s/ Francois J. Duliège Francois J. Duliège, Director	March 20, 2003

/s/ Patrick Revenu Patrick Revenu, Director	March 20, 2003

/s/ John W. Paulson John W. Paulson, Director	March 20, 2003

Signature and Title	Date

/s/ Martin Velasco Martin Velasco, Director	March 20, 2003

/s/ Benson K. Whitney Benson K. Whitney, Director	March 20, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Philip Sean Lafleur, Chief Executive Officer, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of MakeMusic! Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Philip Sean Lafleur Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Barbara S. Remley, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of MakeMusic! Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	By:	/s/ Barbara S. Remley Chief Financial Officer

MAKEMUSIC! INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2002 FISCAL YEAR

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation—incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed November 3, 2000

2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333 43660

2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1	Lease dated October 23, 1992 between the Registrant and Jorandcor, Inc.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*	1992 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3	License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6	Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company—incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

Exhibit
Number	Description

10.8	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant—incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 1997

10.9	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

10.10	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.11*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.12	Fourth Amendment dated December 11, 2001 to Lease by and between Jorandcor, Inc. and the Registrant

10.13*	Employment Agreement dated September 1, 2002 between MakeMusic! Inc. and Philip Sean Lafleur.

10.14	Fifth Amendment dated January 23, 2003 to Lease by and between Jorandcor, Inc. and the Registrant

10.15	MakeMusic! 2003 warrant for private placement at $3.20 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders.

10.16	MakeMusic 2003 warrant for private placement at $0.05 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders.

21	Subsidiaries of the Registrant:
MakeMusic! S.A. (a French corporation) Net4Music (New York) Inc. (a Delaware corporation) Musify Inc. (a Delaware corporation)

23.1	Consent of Ernst & Young LLP, independent public accountants

24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

99.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

• Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.