Form 10QSB
period 2003-03-31
MAKEMUSIC INC
filed 2003-05-14
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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

     Yes ☒ No ☐

     As of April 18, 2002, there were 3,356,330 shares of Common Stock outstanding. Such amount reflects the number of shares of Common Stock outstanding after the Company’s one-for-ten reverse stock split, which became effective on January 16, 2003. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

Transitional Small Business Disclosure Format (check one):

     Yes ☐ No ☒

MakeMusic! Inc.

INDEX

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	March 31,	December 31,
	2003	2002

	(unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$2,025	$1,469
Cash-restricted	—	390
Accounts receivable, net	492	400
Inventories	336	324
Value added tax receivable	75	58
Prepaid expenses and other current assets	105	185

Total current assets	3,033	2,826
Property and equipment, net	399	528
Goodwill, net	3,630	3,630
Capitalized software products	703	732
Intangible assets, net	2,464	2,719
Other non-current assets	189	157

Total assets	$10,418	$10,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$565	$651
Accrued expenses and other current liabilities	836	1,303
Revolving note payable	—	89
Convertible loans	—	419
Current portion of long-term debt and capital leases obligations	494	437
Reserve for product returns	299	219
Deposits	—	390
Deferred revenue	266	178

Total current liabilities	2,460	3,686
Long-term debt and capital lease obligations, net of current portion	100	151
Shareholders’ equity:
Common stock	34	22
Additional Paid-in Capital	61,522	58,278
Accumulated deficit	(52,998)	(50,877)
Accumulated other comprehensive income	(135)	(73)
Deferred compensation	(565)	(595)

Total shareholders’ equity	7,858	6,755

Total liabilities and shareholders’ equity	$10,418	$10,592

NOTE: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Quarter Ended March 31
	2003	2002

NET REVENUE	$1,658	$1,942
COST OF REVENUES	383	365

GROSS PROFIT	1,275	1,577
OPERATING EXPENSES:
Website development expenses	67	319
Content and product development expenses	557	570
Selling and marketing expenses	1,041	922
General and administrative expenses	1,003	1,204

Total operating expenses	2,668	3,015

LOSS FROM OPERATIONS	(1,393)	(1,438)
Interest (expense) income, net	(726)	10

Net loss before income tax	(2,119)	(1,428)
Income tax	(2)	(1)

Net loss before cumulative effect of accounting change	(2,121)	(1,429)
Cumulative effect of change in accounting principle	—	(11,500)

Net loss	$(2,121)	$(12,929)

Basic and diluted loss per common share	$(0.78)	$(5.58)
Weighted average common shares outstanding	2,724,209	2,316,846

MakeMusic! Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Quarter Ended March 31,
	2003	2002

Operating activities
Net loss	$(2,121)	$(12,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	319	281
Depreciation and amortization of property and equipment	137	264
Amortization of deferred compensation	39	42
Impairment of intangible assets and goodwill	—	11,500
Restructuring	(137)	(64)
Interest on bridge loan and discount	718	—
Issuance of stock options and warrants for services	1	3
Increase (decrease) in cash from:
Accounts receivable	(107)	117
Inventories	(12)	(50)
Prepaid expenses and other current assets	50	74
Accounts payable	(95)	(180)
Accrued liabilities and product returns	(267)	(64)
Deferred Revenue	88	—

Net cash used in operating activities	(1,387)	(1,006)
Net cash used by investing activities
Purchases of property & equipment	(8)	(116)
Capitalized development and other intangibles	(28)	—

Net cash used by investing activities	(36)	(116)
Net cash provided (used) by financing activities
Issuance of shares	2,120	—
Collections of notes receivables from issuance of shares	—	50
Payments on revolving note payable, net	(89)	—
Increase in long-term debt	—	40
Payments on long-term debt and capital leases	(11)	(95)

Net cash provided (used) by financing activities	2,020	(5)
Effect of exchange rate changes on cash	(41)	(36)

Net increase (decrease) in cash and cash equivalents	556	(1,163)
Cash and cash equivalents, beginning of period	1,469	3,258

Cash and cash equivalents, end of period	$2,025	$2,095

Supplemental disclosure of cash flow information
Interest paid	$9	$2

MakeMusic! Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2002 financial statements, as previously reported, have been reclassified to conform to the 2003 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the first quarter of fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and recorded $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle’ in the first quarter 2002.

Note 3	Restructuring Charges. In the fourth quarter 2002, the Company announced plans to restructure its French operations by reducing and moving the SmartMusic® website and administrative functions to its Minneapolis location. A charge of $174,000 was booked to accrued expenses for the restructuring in the quarter ended December 31, 2002.

The following table displays a roll-forward of the liabilities for restructuring charges between December 31, 2002 and March 31, 2003.

	December 31,		March 31,
	2002	Usage	2003

Non-Cash Items:
Fixed asset write-off	$23,500	$23,500	$—
Cash Items:
Severance and related personnel expenses	127,000	127,000	—
Legal and accounting	23,500	10,500	13,000

Total	$174,000	$161,000	$13,000

Note 4	Revolving Note Payable. On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allows the Company an advance of 75% of domestic accounts receivable at an interest rate of prime + 4.75% with a minimum interest charge of $3,000 per month with payments on advanced receivables deposited directly to pay off the loan.

Note 5	Private Financing. On March 3, 2003, the Company announced that it had completed a private placement of $3,015,000, which was approved by shareholders on February 24, 2003. Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002. According to the bridge loan agreement, holders of bridge loans were entitled to receive: (i) warrants (“Original Warrants”) to purchase one additional share of common stock for each converted share for $0.10 if a private placement of at least $1.0 million was not completed by March 31, 2003; or (ii) warrants to purchase one additional share of common stock for each converted share for $0.50 per share if the requisite private placement was completed prior to March 31, 2003. In 2002, the value attributed to the Original Warrants was recorded as a debt discount and additional paid-in capital. For the year ended December 31, 2002, interest expense of $44,000 was recorded as a result of the value attributed to the Original Warrants.

Upon completion of the private placement, and concurrent bridge loan conversion into 325,251 shares of common stock, the Company issued warrants (“Conversion Warrants”) to holders of bridge loans to purchase shares of common stock for $0.50 per share. These events resulted in $706,000 of interest expense being recorded in the quarter ended March 31, 2003. Of this amount, $356,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full the discount originally recorded (and remaining unamortized) on the bridge loan relating to their beneficial conversion feature.

In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares were issued for the $2.265 million received from investors at the full private placement price of $3.20. As of March 31, 2003, 3,356,330 shares of common stock were issued and outstanding.

Note 6	Loss Per Common Share. On January 3, 2003, the Company’s Board of Directors authorized a one-for-ten reverse stock split effective January 16, 2003. All earnings per common share amounts, references to common stock and stockholders’ equity amounts have been restated as if the reverse stock split had occurred as of the earliest period presented. Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded, as their effect is anti-dilutive.

Note 7	Income Tax Benefit. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically our net operating loss carry forwards, we have recorded a valuation allowance against our income tax benefit for 2002 and 2003.

Note 8	Comprehensive Income (Loss). The effect of foreign currency translation resulted in a decrease of $62,000 to other comprehensive income for the three months ended March 31, 2003 and an increase of $50,000 for the three months ended March 31, 2002.

Note 9	Common Stock. On January 16, 2003, the Company’s Board of Directors authorized and implemented a reverse stock split (the “Reverse Split”) of MakeMusic’s issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock was issued for every ten shares of common stock held by stockholders of record as of January 16, 2002. All share and per share amounts in the accompanying financial statements have been restated to reflect the Reverse Split.

Note 10	Stock Options and Warrants. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure:

	Quarter Ended March 31,

	2003	2002

	(In thousands, except per share date)
Net loss:
Net loss as reported	$(2,121)	$(12,929)
Stock compensation recorded under APB 25	40	42
Stock compensation under FAS 123	(134)	(269)

Pro forma net loss	$(2,215)	$(13,156)

Basic and diluted loss per share:
As reported	$(0.78)	$(5.58)
Pro forma	$(0.81)	$(5.68)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     MakeMusic! Inc. (“MakeMusic!” or the “Company”), a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are Finale®, the world’s best-selling music notation software, and SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $52,998,000 as of March 31, 2003.

     In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002, we identified critical accounting policies and estimates for our business.

Results of Operations

For the period ended March 31, 2003 compared to the period ended March 31, 2002.

     Net Revenues. Net revenues of $1,658,000 for the quarter ended March 31, 2003 were $284,000, or 15%, lower than the quarter ended March 31, 2002. Sale of products from our Finale notation family of products for the first quarter 2003 were $330,000, or 18%, lower than the quarter ended March 31, 2002. This decrease in sales compared to the prior period is primarily related to the original release of the annual Finale upgrade being in June of 2002 compared to August of 2001 in the previous year. Finale sales customarily are highest upon release of a new version, and sales decline throughout the year until the next release. Therefore, sales in the quarter ended March 31, 2003 were lower than the prior year because they were later in the cycle of that year’s release. Finale sales were also negatively impacted because the Company’s Finale products are not yet compatible with the Macintosh OS X operating system. The next Finale release upgrade, scheduled for 2003, will run on a Macintosh OS X platform.

     The overall decrease in notation software sales was partly offset by sales of the SmartMusic subscription service, launched in November 2001 for schools and June 2002 for home users. Subscription service revenues are accounted for over the period of the subscription. As of March 31, 2003, over 1,600 schools were subscribing to the SmartMusic service with over 4,300 subscriptions. This is a net increase of approximately 300 schools and 800 subscriptions since December 31, 2002. These schools’ subscriptions correspond to recurring annual subscription revenue of $161,000 to be recognized over the subscription period, of which $29,000 was recorded as revenue in the quarter ended March 31, 2003. The Company’s school-sponsored home subscription program, introduced in late October 2002, had over 120 schools participating for a total of over 4,100 school-sponsored home subscriptions. This is an increase of approximately 70 schools and 2,150 subscriptions since December 31, 2002. These school-sponsored home subscriptions correspond to annual recurring revenue of $86,000 as of March 31, 2003. As of March 31, 2003, the Company had over 850 home subscribers, 310 more than at December 31, 2002. The home subscribers’ subscriptions correspond to recurring annual revenue of $89,000, of which $24,000 was recorded as revenue in the quarter ended March 31, 2003. The total number of annual SmartMusic subscriptions as of March 31, 2003 was over 9,200, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $336,000 as of March 31, 2003, an increase of 45% over the run rate as of December 31, 2002 and 740% over the run rate as of March 31, 2002. SmartMusic subscription revenues of $68,000 were recognized in the quarter ended March 31, 2003, an increase of 53% over the quarter ended December 31, 2002 and 1,092% over the quarter ended March 31, 2002. In addition, deferred SmartMusic subscription revenue coming from the new subscription programs, to be recognized over the balance of the current subscription period, was $216,000 as of March 31, 2003 compared to $34,000 at March 31, 2002, an increase of $182,000, or 535%.

     Gross Profit. Gross profit of $1,275,000 for the quarter ended March 31, 2003 was $302,000, or 19%, lower than for the quarter ended March 31, 2002. This decrease is primarily due to the overall decrease in Finale sales mentioned above. The lower percentage of Finale sales, a high margin product, in comparison to total sales also attributed to a lower gross margin sales mix.

     Selling and Marketing Expenses. Selling and marketing expenses were $1,041,000 for the first quarter ended March 31, 2003, a 13% increase from selling and marketing expenses of $922,000 for the quarter ended March 31, 2002. The increase is primarily related to increased sales, marketing, and technical support efforts for the SmartMusic subscription product.

Increased efforts have also been allocated towards Finale notation sales in international markets.

     Website Development Expenses. Website development expenses were $67,000 for the quarter ended March 31, 2003, a 79% decrease from website development expenses of $319,000 for the quarter ended March 31, 2002. Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the Coda and SmartMusic websites and other underlying technology infrastructure. Personnel resources have been reduced due to the closing of the Company’s France operations and consolidation of the SmartMusic® website and administrative functions in its Minneapolis location. The Company plans to continue to refine the SmartMusic subscription Internet distribution model and these expenses will increase as Minneapolis resources are added, although at reduced levels.

     Content and Product Development Expenses. Content and product development expenses of $557,000 for the quarter ended March 31, 2003 were $13,000, or 2%, lower than the quarter ended March 31, 2002. Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products, SmartMusic software, and SmartMusic accompaniments. The Company continues to develop upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms.

     General and Administrative Expenses. General and administrative expenses of $1,003,000 for the quarter ended March 31, 2003 were $201,000, or 17%, lower than the quarter ended March 31, 2002. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decrease primarily relates to actual expense reductions as a result of the closing of the Company’s France operations. Related restructuring costs were accrued in the fourth quarter of the prior fiscal year.

     Net Loss from Operations. The Company recorded a net loss from operations of $1,393,000 for the quarter ended March 31, 2003, compared with a net loss of $1,429,000 for the quarter ended March 31, 2002. Lower gross profit of $302,000 was offset by a reduction in operating expenses of $347,000.

     Interest Expense, Net. The Company had interest expense of $726,000, net of $5,000 interest income for the quarter ended March 31, 2003. The majority of the interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 5 to the financial statements).

     Cumulative Effect of Change in Accounting Principle. The Company recorded in the first quarter of 2002 a cumulative effect of accounting principle charge of $11,500,000 relating to the goodwill generated from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

     Net Loss. The Company recorded a net loss of $2,121,000 or $0.78 per basic and diluted share for the quarter ended March 31, 2003 compared to a net loss of $12,929,000 or $5.58 per basic and diluted share for the quarter ended March 31, 2002. The decrease in net loss is attributed to the cumulative effect of accounting change described above. The weighted average common shares for the quarter ended March 31, 2003 also increased by 407,363 shares, or 18%, compared to the quarter ended March 31, 2002 due to the bridge loan and private placement equity conversion described in Note 5 of the Consolidated Financial Statements.

     Liquidity and Capital Resources. Net cash used in operating activities totaled $1,387,000 for the three months ended March 31, 2003 compared to $1,006,000 of cash used for operating activities in the three months ended March 31, 2003. The increase in cash used for operating activities can be attributed primarily to an increase in accounts receivable and decrease in accrued expenses. Accounts receivable are higher due to large distributor purchases at the end of March and the timing of receivables collections. Accrued expenses and the reserve for product returns were reduced by $404,000 in the quarter ended March 31, 2003, $276,000 more than the reduction in the quarter ended March 31, 2002. The primary factors were payment of France accrued closing costs, timing of audit fees, larger bonus payments partly due to foreign currency translation differences, and payout of France unused vacation and taxes triggered by staff reductions.

     In total, Company cash increased by $556,000 in the quarter ending March 31, 2003 due to the private placement financing completed in February 2003. The financing yielded $2,120,000 in cash, net of related costs, in addition to the bridge loan money that was received in 2002. Actual operating cash usage is typically highest in the first and second quarters, with the third quarter using the lease cash or producing positive cash flow. These fluctuations are created by the Finale notation product release cycle and the cyclical impact of sales to schools as a result of the school year calendar.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. The Company has taken steps to reduce costs and believes the existing cash will be sufficient to finance operations through 2003 and until the Company achieves positive cash flow.

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

Cautionary Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy, our financial results, our business goals, the future of the SmartMusic Studio program, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; the success of our Internet business and accompaniment sales efforts; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; our expected continuing operating losses; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 2.	Changes in Securities: In February 2003, the Company issued 1,033,074 additional shares of common stock in a private placement. Of this amount, 707,823 shares were issued at a price of $3.20, together with warrants to purchase on equal number of shares at $3.20 per share. The remaining 325,251 shares were issued at a price of $2.40 per share to holders of bridge loans issued in September 2002 that were converted concurrent with the private placement, together with warrants to purchase an equal number of shares at $0.50 per share. The private placement was made in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D adopted pursuant to the Act.

Item 3.	Defaults upon Senior Securities:

None

Item 4.	Submission of Matters to a Vote of Security Holders: As described more fully in Note 5 to the Company’s unaudited condensed consolidated financial statements in this report, on February 24, 2003 the Company held a special meeting of shareholders. At the special meeting, shareholders of record as of January 6, 2003 were asked to approve the private sale of up to 1,996,236 shares of common stock to various investors, including existing shareholders and management of the Company. Shareholders approved the sale of the securities by a vote of 1,130,753 in favor, 78,777 against, 2,740 abstaining and 0 broker non-votes. A total of 1,212,270 shares, or 55.9%, of shares entitled to vote were represented at the special meeting. No other matters were presented for a vote of shareholders at the special meeting.

Item 5.	Other Information:

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: See the attached exhibit index.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 12, 2003	MAKEMUSIC INC.

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ Philip Sean Lafleur Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barbara S. Remley, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MakeMusic! Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ Barbara S. Remley Chief Financial Officer

EXHIBIT INDEX

Form 10-QSB

Quarter ended March 31, 2003

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.