Form 10QSB
period 2003-06-30
MAKEMUSIC INC
filed 2003-08-13
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________to________

Commission file number 0-26192

MakeMusic! Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2003, there were 3,356,330 shares of Common Stock outstanding. Such amount reflects the number of shares of Common Stock outstanding after the Company’s one-for-ten reverse stock split, which became effective on January 16, 2003. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse split.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

MakeMusic! Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	June 30,	December 31,
	2003	2002

	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,498	$1,469
Cash-restricted	—	390
Accounts receivable, net	321	400
Inventories	300	324
Value added tax receivable	93	58
Prepaid expenses and other current assets	137	185

Total current assets	2,349	2,826
Property and equipment, net	327	528
Goodwill, net	3,630	3,630
Capitalized software products	689	732
Intangible assets, net	2,208	2,719
Other non-current assets	167	157

Total assets	$9,370	$10,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$272	$651
Accrued expenses and other current liabilities	1,040	1,303
Revolving note payable	111	89
Convertible loans	—	419
Current portion of long-term debt and capital leases	632	437
Reserve for product returns	345	219
Deposits	—	390
Deferred Revenue	368	178

Total current liabilities	2,768	3,686
Long-term debt and capital leases, net of current portion	23	151
Shareholders’ equity:
Common stock	34	22
Additional paid-in capital	61,523	58,278
Accumulated deficit	(54,463)	(50,877)
Accumulated other comprehensive income	—	(73)
Deferred compensation	(515)	(595)

Total shareholders’ equity	6,579	6,755

Total liabilities and shareholders’ equity	$9,370	$10,592

NOTE: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

NET REVENUE	$1,378	$1,417	$3,035	$3,358
COST OF REVENUES	322	364	704	728

GROSS PROFIT	1,056	1,053	2,331	2,630
OPERATING EXPENSES:
Website development expenses	141	257	209	536
Content and product development expenses	535	597	1,091	1,145
Selling and marketing expenses	782	941	1,823	1,925
General and administrative expenses	980	1,104	1,984	2,308

Total operating expenses	2,438	2,899	5,107	5,914

LOSS FROM OPERATIONS	(1,382)	(1,846)	(2,776)	(3,284)
Interest income/(expense), net	(6)	2	(732)	13
Other income/(expense), net	(76)	(4)	(76)	(4)

Net loss before income tax	(1,464)	(1,848)	(3,584)	(3,275)
Income Tax	—	—	(2)	(2)

Net loss before cumulative effect of accounting change	(1,464)	(1,848)	(3,586)	(3,277)
Cumulative effect of change in accounting principle (FAS 142)	—	—	—	(11,500)

Net loss before income tax	$(1,464)	$(1,848)	$(3,586)	$(14,777)

Basic and diluted loss per common share	$(0.44)	$(0.80)	$(1.18)	$(6.38)
Weighted average common shares outstanding	3,356,330	2,316,846	3,042,016	2,316,846

MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six months ended June 30,

	2003	2002

Operating activities
Net loss	$(3,586)	$(14,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	647	798
Depreciation and amortization of property and equipment	242	342
Amortization of deferred compensation	80	82
Impairment of goodwill	—	11,500
Interest on bridge loan and discount	718	—
Issuance of stock options and warrants for services	2	7
Foreign currency translation loss recorded	145	—
Increase (decrease) in cash from:
Accounts receivable	52	521
Inventories	24	(98)
Prepaid expenses and other current assets	34	144
Accounts payable	(393)	(292)
Accrued liabilities and product returns	9	19
Restructuring	(141)	(110)
Deferred revenue	190	65

Net cash used in operating activities	(1,977)	(1,799)
Net cash used by investing activities
Purchases of property and equipment	(67)	(147)
Capitalized development and other intangible assets	(74)	(66)

Net cash used in investing activities	(141)	(213)
Net cash provided (used) by financing activities
Issuance of shares	2,120	(3)
Collections of notes receivables from issuance of shares	—	52
Payments on revolving note payable, net	22	-
Increase in long-term debt and capital leases	14	41
Payments on long-term debt and capital leases	(9)	(136)

Net cash provided (used) by financing activities	2,147	(46)
Effect of exchange rate changes on cash	—	44

Net increase (decrease) in cash and cash equivalents	29	(2,014)
Cash and cash equivalents, beginning of period	1,469	3,258

Cash and cash equivalents, end of period	$1,498	$1,244

Supplemental disclosure of cash flow information
Interest paid	$23	$5

MakeMusic! Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2002 financial statements, as previously reported, have been reclassified to conform to the 2003 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for the first quarter of fiscal years beginning after December 15, 2001. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

In the first quarter of 2002, the Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and recorded an $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle.’ In the fourth quarter of 2002, the Company performed its annual impairment analysis of goodwill and recorded an impairment of $2,200,000 to 2002 operating income.

Note 3	Restructuring Charges. In the fourth quarter 2002, the Company announced plans to restructure its French operations by reducing and moving the SmartMusic® website and administrative functions to its Minneapolis location. A charge of $174,000 was booked to accrued expenses for the restructuring in the quarter ended December 31, 2002.

The following table displays a roll-forward of the liabilities for restructuring charges between December 31, 2002 and June 30, 2003.

	December 31,		June 30,
	2002	Usage	2003

Non-Cash Items:
Fixed asset write-off	$23,500	$23,500	$—
Cash Items:
Severance and related personnel expenses	127,000	127,000	—
Legal and accounting	23,500	17,800	5,700

Total	$174,000	$168,300	$5,700

Note 4	Revolving Note Payable. On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allows the Company an advance of 75% of domestic accounts receivable at an interest rate of prime + 4.75% with a minimum interest charge of $3,000 per month with payments on advanced receivables deposited directly to pay off the loan. As of June 30, 2003, the balance of the advance was $111,000.

Note 5	Private Financing. On March 3, 2003, the Company announced that it had completed a private placement of $3,015,000, which was approved by shareholders on February 24, 2003. Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002. According to the bridge loan agreement, holders of bridge loans were entitled to receive: (i) warrants (“Original Warrants”) to purchase one additional share of common stock for each converted share for $0.10 if a private placement of at least $1.0 million was not completed by March 31, 2003; or (ii) warrants to purchase one additional share of common stock for each converted share for $0.50 per share if the requisite private placement was completed prior to March 31, 2003. In 2002, the value attributed to the Original Warrants was recorded as a debt discount and additional paid-in capital. For the year ended December 31, 2002, interest expense of $44,000 was recorded as a result of the value attributed to the Original Warrants.

Upon completion of the private placement, and concurrent bridge loan conversion into 325,260 shares of common stock, the Company issued warrants (“Conversion Warrants”) to holders of bridge loans to purchase 325,260 shares of common stock for $0.50 per share. These events resulted in $706,000 of interest expense being recorded in the quarter ended March 31, 2003. Of this amount, $356,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full the discount originally recorded (and remaining unamortized) on the bridge loan relating to their beneficial conversion feature. An additional 49,549 warrants were issued to an advisor who helped recruit investors for the private financing. The warrants entitle the holder to exercise the warrants and purchase shares of common stock for $1.90 per share at any time up to ten years after issuance.

In addition to the 325,260 shares issued to the bridge loan holders, 707,814 shares were issued for the $2.265 million received from investors at the full private placement price of $3.20. These investors also received warrants to purchase 707,814 shares of common stock for $3.20 per share. As of June 30, 2003, 3,356,330 shares of common stock were issued and outstanding.

Note 6	Income Tax Benefit. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically our net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2002 and 2003.

Note 7	Comprehensive Income (Loss). Effective April 30, 2003, the Company completed its closing and liquidation of the France operations. As of the effective date, accumulated comprehensive income attributable to adjustments resulting from translation of the France subsidiary’s financial statements from its functional currency to the Company’s reporting currency was written off and a $73,000 loss on liquidation of subsidiary was recorded. All future translation effects on cash associated with these assets and liabilities will be recorded as an operating expense.

Note 8	Common Stock and Loss Per Common Share. On January 16, 2003, the Company’s Board of Directors authorized and implemented a reverse stock split (the “Reverse Split”) of MakeMusic’s issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock was deemed issued for every ten shares of common stock held by stockholders of record as of January 16, 2003. All share and per share amounts in the accompanying financial statements have been restated to reflect the Reverse Split. Both basic and diluted net loss per share were computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded, as their effect is anti-dilutive.

Note 9	Stock Options and Warrants. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure:

	Six Months Ended June 30,

	2003	2002

	(In thousands, except per share data)
Net loss:
Net loss as reported	$(3,586)	$(14,777)
Stock compensation recorded under APB 25	81	86
Stock compensation under FAS 123	(220)	(261)

Pro forma net loss	$(3,725)	$(14,952)

Basic and diluted loss per share:
As reported	$(1.18)	$(6.38)
Pro forma	$(1.22)	$(6.45)

Note 10	Subsequent Event. Effective July 17, 2003, the Company entered into a loan and investment agreement whereby, effective September 1, 2003, it can borrow from $500,000 to $1,000,000 with a maturity date on December 15, 2003. The Company may not prepay the note prior to its scheduled maturity. Interest will accrue at an annual rate of twenty percent calculated on a 360-day year and be payable in the form of warrants with an expiration date of March 1, 2005 and an exercise price of $2.30. The number of interest warrants to be issued is to be calculated based on a valuation using Black Scholes. The Note shall be secured by the issuance to the Investor of a security warrant with an exercise price of $2.27 and a ten-year life. The number of security warrants to be issued is to be calculated based on a valuation using Black Scholes. These warrants shall not become exercisable unless and until an event of default occurs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     MakeMusic! Inc. (“MakeMusic!” or the “Company”), a Minnesota corporation, believes it is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are Finale®, one of the world’s best-selling music notation software, and SmartMusic®, a complete music practice system that features Intelligent Accompaniment® and one of the world’s largest interactive accompaniment libraries.

     The Company has incurred losses from operations since inception and has an accumulated deficit of $54,463,000 as of June 30, 2003.

     In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002, we identified critical accounting policies and estimates for our business.

Results of operations

For the periods ended June 30, 2003 compared to the periods ended June 30, 2002

     Net Revenues. Net revenues of $1,378,000 for the quarter ended June 30, 2003 were $39,000, or 2.8%, lower than the quarter ended June 30, 2002. Net revenues of $3,035,000 for the six months ended June 30, 2003 were $323,000 or 9.6% lower than for the six months ended June 30, 2002. Sales of products from our Finale notation family of products for the second quarter 2003 were $103,000, or 7.9%, lower than the second quarter 2002. For the six months ended June 30, 2003, Finale notation product sales were $425,000, or 13.7%, lower than the same period in 2002. The decrease in sales for the six-month period ended June 30, 2003 compared to the prior period is primarily related to the original release date of the annual Finale upgrade. The 2004 Finale upgrade version has not been released compared to a June 2002 release for the 2003 version. Finale sales customarily are highest upon release of a new version and decline throughout the year until the next release and therefore sales in the quarter ended June 30, 2003 were lower than the prior year. The next Finale Windows upgrade release is scheduled for August of 2003. The decrease has been minimized due to increased upgrade campaigns to the successful Finale 2003 product. Based on similar lengths of time in the market, Finale 2003 is leading both Finale 2002 and the previously best-selling Finale 2001. This overall positive life cycle result was achieved despite the fact that Finale sales have also been negatively impacted because the Company’s Finale products are not yet compatible with the Macintosh OS X operating system. The next Finale Macintosh upgrade release is scheduled for October 2003 and will run on a Macintosh OS X platform.

     The overall decrease in notation software sales was partly offset by sales of the SmartMusic subscription service. The SmartMusic subscription service was launched in November 2001 for schools and June 2002 for home users. Subscription service revenues are accounted for over the period of the subscription. As of June 30, 2003, over 1,760 schools were subscribing to the SmartMusic service with over 4,800 subscriptions. This is a net increase of over 460 schools and 1,300 subscriptions since December 31, 2002 and an increase of over 160 schools and 570 subscriptions since March 31, 2003. These schools’ subscriptions correspond to recurring annual subscription revenue of $166,000 to be recognized over the subscription period. The Company’s school-sponsored home subscription program, introduced in late October 2002, had over 160 schools participating for a total of over 5,400 school-sponsored home subscriptions, an average of 33 students per school. This is an increase of approximately 110 schools and 3,450 subscriptions since December 31, 2002 and 40 schools and 1,300 subscriptions since March 31, 2003. These school-sponsored home subscriptions correspond to annual recurring revenue of $101,000 as of June 30, 2003. As of June 30, 2003, the Company had over 1,070 home subscribers, 530 more than at December 31, 2002 and 220 more than at March 31, 2003. The home subscribers’ subscriptions correspond to recurring annual revenue of $106,000. The total number of annual SmartMusic subscriptions as of June 30, 2003 was over 11,300, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $374,000 as of June 30, 2003, an increase of 58% over the run rate as of December 31, 2002.

     SmartMusic subscription revenues of $88,000 were recognized in the quarter ended June 30, 2003, an increase of 29% over the quarter ended March 31, 2003, a 98% increase over the quarter ended December 31, 2002, and a 744% increase over the same quarter last year. For the six months ended June 30, 2003, earned SmartMusic subscription revenue of $156,000 increased by 868% compared to the six months ended June 30, 2002. In addition, deferred SmartMusic subscription revenue, coming from annual subscription renewals and new subscription programs, to be recognized over the balance of the current subscription period was $200,000 as of June 30, 2003 compared to $46,000 at June 30, 2002, an increase of $154,000, or 335%.

     Gross Profit. Gross profit of $1,056,000 for the quarter ended June 30, 2003 was $3,000 or 0.3% higher than for the quarter ended June 30, 2002. Gross profit of $2,331,000 for the six months ended June 30, 2003 was $299,000 or 11.4% lower than for the six months ended June 30, 2002. This decrease is primarily due to the overall decrease in Finale sales mentioned above. The lower percentage of Finale sales, a high margin product, in comparison to total sales also caused a lower gross margin sales mix.

     Selling and Marketing Expenses. Selling and marketing expenses were $782,000 for the second quarter ended June 30, 2003, a 16.9% decrease from selling and marketing expenses of $941,000 for the quarter ended June 30, 2002. Selling and marketing expenses were $1,823,000 for the first six months of 2003, a 5.3% decrease from selling and marketing expenses of $1,925,000 for the six months ended June 30, 2002. These decreases in comparison to prior periods are primarily due to last year’s increased expenditures relating to marketing campaigns for the June 2002 release of Finale 2003. However, the lower Notation family selling and marketing expenditures in 2003 compared to 2002 are partially offset by increased international marketing costs. Direct sales, marketing, and technical support costs in 2003 for the SmartMusic subscription product are also higher than in 2002.

     Website Development Expenses. Website development expenses were $141,000 for the quarter ended June 30, 2003, a 45.1% decrease from website development expense of $257,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, website development expenses of $209,000 were $327,000 or 61% lower than for the six months ended June 30, 2002. Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the MakeMusic!, Finale, and SmartMusic websites and other underlying technology infrastructure. Personnel resources have been reduced due to the closing of the Company’s France operations and consolidation of the SmartMusic® website and administrative functions in its Minneapolis location. The Company plans to continue to refine the SmartMusic subscription Internet distribution model and these expenses may increase as Minneapolis resources are added.

     Content and Product Development Expenses. Content and product development expenses of $535,000 for the quarter ended June 30, 2003 were $62,000 or 10.4% lower than for the quarter ended June 30, 2002. For the six months ended June 30, 2003, content and product development expenses of $1,091,000 were $54,000 or 4.7% lower than for the six months ended June 30, 2002. The decreases from prior periods are due primarily to the closing of the Company’s France operations and elimination of the digital sheet music product. Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products, SmartMusic software, and SmartMusic accompaniments. The Company continues to develop upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms.

     General and Administrative Expenses. General and administrative expenses were $980,000 for the second quarter ended June 30, 2003, a $124,000 or 11.2% decrease from the second quarter ended June 30, 2002. General and administrative expenses of $1,984,000 for the six months ended June 30, 2003 decreased $324,000 or 14% from the six months ended June 30, 2002. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decrease primarily relates to actual expense reductions as a result of the closing of the Company’s France operations. Related restructuring costs were accrued in the fourth quarter of the prior fiscal year. Other expense reductions compared to prior periods include lower professional fees, lower hardware and software expenses, and lower amortization of intangibles due to the write-off of the employee workforce asset in the fourth quarter of 2002.

     Interest Expense, Net. The Company had interest expense of $6,000, net of $4,000 interest income for the quarter ended June 30, 2003. For the six months ended June 30, 2003 the Company had interest expense of $732,000, net of $8,000 interest income. The majority of the interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 5 to the financial statements). The Company also records monthly interest expense relating to the revolving note payable (see Note 4 to the financial statements).

     Net Loss from Operations. The Company recorded a net loss from operations of $1,382,000 for the quarter ended June 30, 2003, compared with a net loss of $1,846,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded a net loss from operations of $2,776,000 compared to a net loss from operations of $3,284,000 for the same period last year. For the quarter, while gross profit remained flat, operating expenses have been reduced by $461,000 compared to the same period last year. For the six months ended June 30, 2003, lower gross profit of $299,000 was offset by a reduction in operating expenses of $807,000.

     Cumulative Effect of Accounting Principle. The Company recorded in the first quarter 2002 a charge of $11,5000,000 related to the cumulative effect of change in accounting principle relating to the impairment of goodwill recorded from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

     Net Loss. The Company recorded a net loss of $1,464,000 or $0.44 per basic and diluted share for the quarter ended June 30, 2003 compared to a net loss of $1,848,000 or $0.80 per basic and diluted share for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded a net loss of $3,586,000 or $1.18 per basic and diluted share as compared to a net loss of $14,777,000 or $6.38 basic and diluted share for the same period last year. In addition to the Company’s decrease in operating expenses, the decrease in net loss is primarily attributed to the non-recurrence of the cumulative effect of the change in accounting principle described above. The weighted average common shares for the quarter ended June 30, 2003 also increased by 1,039,484 shares, or 45%, compared to the quarter ended June 30, 2002 due to the bridge loan and private placement equity conversion described in Note 5 of the Consolidated Financial Statements.

     Liquidity and Capital Resources. Net cash used in operating activities totaled $1,977,000 for the six months ended June 30, 2003 as compared to $1,799,000 of cash used for operating activities in the six months ending June 30, 2002. While net loss from operations for the period is smaller in 2003 compared to 2002 due to the expense reductions noted above, the increase in cash used for operating activities can be attributed to pay-downs of accounts payable and accrued expenses and the timing of accounts receivable collections. The primary reduction in accrued expenses related to payment of France accrued restructuring costs, timing of audit fees, and payout of France unused vacation and taxes triggered by staff reductions. Accounts receivable decreased by $50,000 during the six months ended June 30, 2003, compared to a $521,000 decrease in the prior period; timing between sales and collections has remained relatively stable since then.

     Gross margins for the six months ending June 30, 2003 are slightly lower compared to the same period last year due to sales mix. However, positive cash flow from a net decrease in inventories of $24,000 was realized for the six months ending June 30, 2003 compared to the expenditures of $98,000 for the same period last year, when inventory was purchased for the release of Finale 2003. Also, deferred revenue for the six months ending June 30, 2003 increased by $125,000 compared to the same period last year.

     In total, Company cash increased by $29,000 for the six months ending June 30, 2003 primarily due to the private placement financing completed in February 2003. The financing yielded $2,120,000 in cash, net of related costs, in addition to the bridge loan money that was received in 2002. Actual operating cash usage is typically highest in the first and second quarters, with the third quarter using the least cash or producing positive cash flow. These fluctuations are created by the Finale notation product release cycle and the cyclical impact of sales to schools as a result of the school year calendar.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. The later Finale release will cause a reduction in cash resources, which may require the Company, as a precautionary measure, to utilize a short-term loan of $500,000 — $1,000,000 available September 1, 2003, that will have a maturity date of December 15, 2003 and be collateralized by warrants which have an exercise price of $2.27 (see Note 10). At this time, the Company does not expect to utilize a significant portion of this loan and believes it will be able to pay back all outstanding borrowings from the loan on the maturity date. Depending on the results of the new Finale upgrade releases currently scheduled for the third quarter and October and the results of SmartMusic sales during the back-to-school season, the Company may require additional financing in 2004. If necessary for 2004 operations, management may seek an additional short-term loan or additional equity financing or further reduce expenses to provide cash resources until achieving positive cash flow. Management expects to achieve positive cash flow in 2004 based on continued growth of SmartMusic and Finale.

ITEM 3.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b)  Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy and expectations, our business goals, the future of the SmartMusic Studio program, release of annual Finale upgrades, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the success of our Internet business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; our expected continuing operating losses; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART 2.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders:

(a)	The annual meeting of the company’s shareholders was held on Wednesday, May 21, 2003.

(b)	At the annual meeting, a proposal to set the number of directors at seven (7) was adopted by a vote of 2,365,299 shares in favor, with 111,868 shares opposed and 6,264 shares abstaining.

(c)	Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

	Number of	Number of
Nominee	Votes For	Votes Withheld

Philip Sean Lafleur	2,393,616	89,815
John W. Paulson	2,393,762	89,669
Philippe Aubert	2,386,656	96,775
Timothy Bajarin	2,393,716	89,715
François Duliège	2,386,817	96,614
Martin Velasco	2,392,413	91,018
Benson K. Whitney	2,392,527	90,904

(d)	At the annual meeting the shareholders approved the MakeMusic! Inc. 2003 Equity Incentive Plan by a vote of 1,797,224 shares in favor, with 161,521 shares against, 2,425 shares abstaining and 522,261 shares represented by broker nonvotes.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits: See the attached Exhibit Index following signature page.

(b) Reports on Form 8-K: On May 16, 2003, a Form 8-K was filed issuing a press release dated May 13, 2003 announcing its first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 13, 2003	MAKEMUSIC INC.

	By:	/s/ Philip Sean Lafleur

Philip Sean Lafleur, Chief Executive Officer

	And:	/s/ Barbara S. Remley

Barbara S. Remley, Chief Financial Officer

EXHIBIT INDEX

Form 10-QSB

Quarter ended June 30, 2003

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.