Form 10QSB
period 2003-09-30
MAKEMUSIC INC
filed 2003-11-12
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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

     Yes ☑ No ☐

As of November 11, 2003, there were 3,356,330 shares of Common Stock outstanding. Such amount reflects the number of shares of Common Stock outstanding after the Company’s one-for-ten reverse stock split, which became effective on January 16, 2003. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse split.

Transitional Small Business Disclosure Format (check one):

     Yes ☐ No ☑

MakeMusic! Inc.

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statement of Operations Three and nine-month periods ended September 30, 2003 and 2002	4
	Condensed Consolidated Statement of Cash Flows Nine-month periods ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	10
Item 3.	Controls and Procedures	14
	PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16
	Exhibit Index	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	September 30,	December 31,
	2003	2002

	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,808	$1,469
Cash-restricted	—	390
Accounts receivable, net	478	400
Inventories	368	324
Value added tax receivable	103	58
Prepaid expenses and other current assets	146	185

Total current assets	2,903	2,826
Property and equipment, net	305	528
Goodwill, net	3,630	3,630
Capitalized software products	693	732
Intangible assets, net	1,953	2,719
Other non-current assets	151	157

Total assets	$9,635	$10,592

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$481	$651
Accrued expenses and other current liabilities	1,215	1,303
Revolving note payable	—	89
Convertible loans	—	419
Current portion of long-term debt and capital leases	574	437
Reserve for product returns	369	219
Deposits	—	390
Deferred Revenue	508	178

Total current liabilities	3,147	3,686
Long-term debt and capital leases, net of current portion	23	151
Shareholders’ equity:
Common stock	34	22
Additional paid-in capital	61,586	58,278
Accumulated deficit	(54,678)	(50,877)
Accumulated other comprehensive income	—	(73)
Deferred compensation	(477)	(595)

Total shareholders’ equity	6,465	6,755

Total liabilities and shareholders’ equity	$9,635	$10,592

NOTE: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements as of that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET REVENUE	$2,246	$2,444	$5,281	$5,803
COST OF REVENUES	514	401	1,218	1,130

GROSS PROFIT	1,732	2,043	4,063	4,673
OPERATING EXPENSES:
Website development expenses	140	274	349	810
Content and product development expenses	530	504	1,621	1,649
Selling and marketing expenses	844	836	2,667	2,761
General and administrative expenses	963	1,112	2,946	3,420
Impairment of long-lived assets	—	193	—	193

Total operating expenses	2,477	2,919	7,583	8,833

LOSS FROM OPERATIONS	(745)	(876)	(3,520)	(4,160)
Interest (expense)/income, net	(13)	(5)	(745)	6
Gain on forgiveness of debt	542	—	542	—
Other income/(expense), net	—	(2)	(76)	(4)

Net loss before income tax	(216)	(883)	(3,799)	(4,158)
Income Tax	—	—	(2)	(2)

Net loss before extraordinary items	(216)	(883)	(3,801)	(4,160)
Cumulative effect of change in accounting principle (FAS 142)	—	—	—	(11,500)

Net loss	$(216)	$(883)	$(3,801)	$(15,660)

Basic and diluted loss per common share	$(0.06)	$(0.38)	$(1.21)	$(6.76)
Weighted average common shares outstanding	3,356,330	2,316,846	3,147,939	2,316,846

MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net loss	$(3,801)	$(15,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	988	1,180
Depreciation and amortization of property and equipment	309	515
Amortization of deferred compensation	118	123
Impairment of goodwill and license rights	—	11,693
Restructuring	(140)	(136)
Non-cash interest on debt and discount	723	—
Forgiveness of debt	(542)	—
Issuance of stock options and warrants for services	60	11
Foreign currency translation loss recorded	145	—
Increase (decrease) in cash from:
Accounts receivable	(115)	391
Inventories	(44)	(25)
Prepaid expenses and other current assets	41	159
Accounts payable	(184)	(306)
Accrued liabilities and product returns	212	105
Deferred revenue	329	53

Net cash used in operating activities	(1,901)	(1,897)
Net cash used by investing activities
Purchases of property and equipment	(113)	—
Capitalized development and other intangible assets	(165)	(274)

Net cash used in investing activities	(278)	(274)
Net cash provided (used) by financing activities
Issuance of shares	2,119	—
Collection of notes receivable from issuance of shares	—	64
Proceeds from revolving note payable, net	—	67
Proceeds from loans	519	708
Payments on long-term debt and capital leases	(120)	(154)

Net cash provided by financing activities	2,518	685
Effect of exchange rate changes on cash	—	22

Net increase (decrease) in cash and cash equivalents	339	(1,464)
Cash and cash equivalents, beginning of period	1,469	3,258

Cash and cash equivalents, end of period	$1,808	$1,794

Supplemental disclosure of cash flow information
Interest paid	36	10

Notes Receivable on share subscriptions in September 2002	—	10

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB. All adjustments are of a normal, recurring nature other than the debt forgiveness described in Note 3.

Certain amounts as presented in the 2002 financial statements, as previously reported, have been reclassified to conform to the 2003 presentation.

Note 2	Impairment of Long Lived Assets. In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for the first quarter of fiscal years beginning after December 15, 2001. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

In the first quarter of 2002, the Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142 and recorded an $11,500,000 goodwill impairment in the income statement in the ‘Cumulative effect of change in accounting principle.’ In the fourth quarter of 2002, the Company performed its annual impairment analysis of goodwill and recorded an impairment of $2,200,000 to 2002 operating income. In the fourth quarter of 2003, the Company will again perform its annual impairment assessment.

Note 3	Debt Forgiveness. On September 22, 2003, the Company received formal forgiveness of debt from the “Agence Nationale pour la Valorisation de la Recherche” (“ANVAR”), a French state-owned institution dedicated to the financing of research and development activities of French companies. The Company had debt of 467,000 euros to ANVAR for advances dedicated to the development of digital sheet music sales by MakeMusic! SA (formerly Net4Music SA). The development of the digital sheet music business was discontinued in April 2002, at which time the Company requested a waiver of the debt. MakeMusic! SA was liquidated in April 2003 and ANVAR completed an audit in September 2003 and granted forgiveness of the advance. At the time debt was forgiven, the U.S. dollar value of the debt was $542,000.

Note 4	Restructuring Charges. In the fourth quarter 2002, the Company announced plans to restructure its French operations by reducing and moving the SmartMusic® website and administrative functions to its Minneapolis location. A charge of $174,000 was booked to accrued expenses for the restructuring in the quarter ended December 31, 2002.

The following table displays a roll-forward of the liabilities for restructuring charges between December 31, 2002 and September 30, 2003.

	December 31,		September 30,
	2002	Usage	2003

Non-Cash Items:
Fixed asset write-off	$23,500	$23,500	$—
Cash Items:
Severance and related personnel expenses	127,000	127,000	—
Legal and accounting	23,500	17,800	5,700

Total	$174,000	$168,300	$5,700

Note 5	Revolving Note Payable. On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allowed the Company an advance of 75% of qualified domestic accounts receivable at an interest rate of prime + 4.75% with a minimum interest charge of $3,000 per month with payments on advanced receivables deposited directly to pay off the loan. The agreement was canceled and the liability was paid in full as of August 31, 2003.

Note 6	Note Payable. Effective July 17, 2003, the Company entered into a loan and investment agreement whereby, effective September 1, 2003, it could borrow from $500,000 to $1,000,000 in its discretion. The Company received $500,000 on this loan on September 11, 2003, which is due December 25, 2003 and cannot be prepaid. Interest accrues at an annual rate of twenty percent calculated on a 360-day year and will be paid in the form of warrants to purchase 24,100 shares of Common Stock of the Company with an expiration date of March 11, 2005 and an exercise price of $2.30. The Company is now completing the process of filing for the registration of these shares. If the registration process is not completed before the interest is due, it is to be paid in cash. The Company does not anticipate any difficulty completing the registration of the shares before the due date of the interest payment. The Company recorded $5,000 in interest expense in the quarter ended September 30, 2003 and will be recording an additional $24,000 in the fourth quarter of 2003. The Note is secured by the issuance to the Investor of security warrants to purchase up to 242,000 shares of Common Stock of the Company at an exercise price of $2.30 and a ten-year life. The security warrants shall not become exercisable unless and until an event of default occurs.

Note 7	Private Financing. On March 3, 2003, the Company announced that it had completed a private placement of $3,015,000, which was approved by shareholders on February 24, 2003. Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002. According to the bridge loan agreement, holders of bridge loans were entitled to receive: (i) warrants (“Original

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

Upon completion of the private placement, and concurrent bridge loan conversion into 325,260 shares of Common Stock, the Company issued warrants (“Conversion Warrants”) to holders of bridge loans to purchase 325,260 shares of Common Stock for $0.50 per share. These events resulted in $706,000 of interest expense being recorded in the quarter ended March 31, 2003. Of this amount, $356,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full the discount originally recorded (and remaining unamortized) on the bridge loan relating to their beneficial conversion feature. An additional 49,549 warrants were issued to an advisor who helped identify investors for the private financing. The warrants entitle the holder to exercise the warrants and purchase shares of Common Stock for $1.90 per share at any time up to ten years after issuance.

In addition to the 325,260 shares issued to the bridge loan holders, 707,814 shares were issued for the $2.265 million received from investors at the full private placement price of $3.20. These investors also received warrants to purchase 707,814 shares of Common Stock for $3.20 per share. As of September 30, 2003, 3,356,330 shares of Common Stock were issued and outstanding.

Note 8	Income Tax Benefit. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically our net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2002 and 2003.

Note 9	Comprehensive Income (Loss). Effective April 30, 2003, the Company completed its closing and liquidation of the France operations. As of the effective date, accumulated comprehensive income attributable to adjustments resulting from translation of the France subsidiary’s financial statements from its functional currency to the Company’s reporting currency was written off and a $73,000 loss on liquidation of subsidiary was recorded. All future translation effects on cash associated with these assets and liabilities will be recorded as an operating expense.

Note 10	Common Stock and Loss Per Common Share. On January 16, 2003, the Company’s Board of Directors authorized and implemented a reverse stock split (the “Reverse Split”) of MakeMusic’s issued, outstanding and authorized shares of Common Stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of Common Stock was deemed issued for every ten shares of Common Stock held by stockholders of record as of January 16, 2003. All share and per share amounts in the accompanying financial statements have been restated to reflect the Reverse Split. Both basic and diluted net loss per share were computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded, as their effect is anti-dilutive.

Note 11	Stock Options and Warrants. On September 10, 2003, the Company granted 33,000 stock options to advisory board members for their services. The options allow the investors to purchase up to 33,000 shares of common stock at a price of $2.35 per share. They were fully vested upon issuance and expire on September 9, 2008, resulting in recording of $56,000 in general and administrative expense in the quarter ended September 30, 2003. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss:
Net loss as reported	$(216)	$(883)	$(3,801)	$(15,660)
Stock compensation recorded under APB 25	96	42	177	128
Stock compensation recorded under FAS 123	(229)	(120)	(450)	(381)

Pro forma net loss	$(349)	$(961)	$(4,074)	$(15,913)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.38)	$(1.21)	$(6.76)
Pro forma	$(0.10)	$(0.41)	$(1.29)	$(6.87)

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

     The Company has incurred losses from operations since inception and has an accumulated deficit of $54,678,000 as of September 30, 2003.

     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2002, we identified critical accounting policies and estimates for our business.

Results of operations

For the periods ended September 30, 2003 compared to the periods ended September 30, 2002

     Net Revenues. Net revenues of $2,246,000 for the quarter ended September 30, 2003 were $198,000, or 8.1%, lower than the quarter ended September 30, 2002. Net revenues of $5,281,000 for the nine months ended September 30, 2003 were $522,000, or 9.0%, lower than the nine months ended September 30, 2002. The decrease in sales for the nine-month period ended September 30, 2003 compared to the prior period is primarily related to the original release date of the annual Finale upgrade. The 2004 Finale Windows upgrade version was released August 21, 2003 compared to a release date of June 3, 2002 for the 2003 version of Finale for Windows. The 2004 version of Finale for Macintosh has not yet been released; the 2003 version was released July 18, 2002. Based on the sales results to-date, Finale 2004 for Windows is proving to be one of the strongest versions ever; it is outselling both 2002 and 2003 Windows versions based on an equal number of days in the market. The sales decrease has been minimized due to successful upgrade and trade-up campaigns executed prior to the release of Finale 2004. Finale sales have also been negatively impacted because, prior to Finale 2004, the Company’s Finale products were not compatible with the Macintosh OS X operating system. The next Finale Macintosh upgrade release will run on a Macintosh OS X platform.

     The overall decrease in sales of the Finale notation family of products was partly offset by sales of the SmartMusic subscription service. The SmartMusic subscription service was launched in November 2001 for schools, September 2002 for home users, and October 2002 for school-sponsored home subscriptions. SmartMusic subscription revenues of $97,000 were recognized in the quarter ended September 30, 2003, compared to $23,000 in the same period of the prior year. It was an increase of 10% over the quarter ended June 30, 2003, 120% over the quarter ended December 31, 2002, and 319% over the same quarter last year. For the nine months ended September 30, 2003, earned SmartMusic subscription revenue of $252,000 increased by 545%, from $39,000, over the nine months ended September 30, 2002. In addition, deferred SmartMusic subscription revenue, coming from annual subscription renewals and new subscription programs, to be recognized over the balance of the current subscription period was $251,000 as of September 30, 2003 compared to $57,000 at September 30, 2002, an increase of $194,000, or 340%. Subscription service revenues are accounted for over the period of the subscription.

     As of September 30, 2003, more than 1,960 schools were subscribing to the SmartMusic service with over 5,300 subscriptions. This is a net increase of more than 660 schools and 1,800 subscriptions since December 31, 2002, and an increase of 200 schools and 500 subscriptions since June 30, 2003. These schools’ subscriptions correspond to recurring annual subscription revenue of $200,000 to be recognized over the subscription period. As of September 30, 2003, the Company’s school-sponsored home subscription program had more than 220 schools participating for a total of more than 7,600 school-sponsored home subscriptions, an average of 34.5 students per school. This represents a 4.5% increase over the number of subscriptions per school at June 30, 2003. School-sponsored home subscriptions have increased approximately 170 schools and 5,650 subscriptions since December 31, 2002 and 60 schools and 2,200 subscriptions since June 30, 2003. These school-sponsored home subscriptions correspond to annual recurring revenue of $140,500 as of September 30, 2003. As of September 30, 2003, the Company had more than 1,190 home subscribers, 1,400 more than at December 31, 2002 and 120 more than at June 30, 2003. The home subscribers’ subscriptions correspond to recurring annual revenue of $112,500. The total number of annual SmartMusic subscriptions as of September 30, 2003 was more than 14,200, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $453,000 as of September 30, 2003, an increase of 21% over the run rate as of June 30, 2003, 91% over the run rate as of December 31, 2002, and 409% over the run rate as of September 30, 2002.

     Gross Profit. Gross profit of $1,732,000 for the quarter ended September 30, 2003 was $311,000, or 15%, lower than the quarter ended September 30, 2002. Gross profit of $4,063,000 for the nine months ended September 30, 2003 was $611,000, or 13.1%, lower than the nine months ended September 30, 2002. Gross profit is lower than prior year primarily due to the lower volume of Finale sales because of the later release. However, gross margin as a percentage of sales is also lower than 2002 due to the sales mix; sales of Finale, a higher margin product, are less than prior year while sales of SmartMusic accessories, which are lower margin products being sold at a price intended to get SmartMusic subscriptions into the market, are greater than prior year. In addition, the quarter ended September 30, 2003 includes $36,000 in write-offs of obsolete inventory products.

     Selling and Marketing Expenses. Selling and marketing expenses were $844,000 for the third quarter ended September 30, 2003, a 1.0% increase over selling and marketing expenses of $836,000 for the quarter ended September 30, 2002. Selling and marketing expenses were $2,667,000 for the first nine months of 2003, a 3.4% decrease from selling and marketing expenses of $2,761,000 for the nine months of 2002. The year-to-date decrease in comparison to prior year is primarily due to the elimination of the sheet music business and its related marketing expenses. Savings were not realized for the third quarter due to increased international marketing efforts and marketing programs for Finale trade-up and upgrade sales.

     Website Development Expenses. Website development expenses were $140,000 for the quarter ended September 30, 2003, a 48.9% decrease from website development expense of $274,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, website development expenses of $349,000 were $461,000, or 56.9%, lower than for the nine months ended September 30, 2002. Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the MakeMusic, FinaleMusic, and SmartMusic websites and other underlying technology infrastructure. Personnel resources have been reduced due to the closing of the Company’s France operations and consolidation of the SmartMusic® website and administrative functions in its Minneapolis location. The Company plans to continue to refine the SmartMusic subscription Internet distribution model and these expenses may increase as Minneapolis resources are added.

     Content and Product Development Expenses. Content and product development expenses of $530,000 for the quarter ended September 30, 2003 were $26,000, or 5.2%, higher than the quarter ended September 30, 2002. For the nine months ended September 30, 2003, content and product development expenses of $1,621,000 were $28,000, or 1.7%, lower than the nine months ended September 30, 2002. The third quarter increase is due to higher personnel and contract labor costs for developing Finale 2004 for Macintosh OS X. Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products, SmartMusic software, and SmartMusic accompaniments. The Company continues to develop upgrades of the Finale family of products on a regular basis for the Macintosh and Windows platforms.

     General and Administrative Expenses. General and administrative expenses were $963,000 for the third quarter ended September 30, 2003, a $149,000, or 13.4%, decrease from the third quarter ended September 30, 2002. General and administrative expenses of $2,946,000 for the nine months ended September 30, 2003 decreased $474,000, or 13.9%, from the nine months ended September 30, 2002. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional service expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decreases primarily relate to actual expense reductions as a result of the closing of the Company’s France operations. Related restructuring costs were accrued in the fourth quarter of the prior fiscal year. Other expense reductions compared to prior periods include lower professional fees, lower hardware, software, and maintenance expenses, and lower amortization of intangibles due to the write-off of the employee workforce asset in the fourth quarter of 2002.

     Net Loss from Operations. The Company recorded a net loss from operations of $745,000 for the quarter ended September 30, 2003, compared with a net loss from operations of $876,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded a net loss from operations of $3,520,000 compared to a net loss from operations of $4,160,000 for the same period last year. For both the quarter and year-to-date periods, lower gross profit primarily due to the later release of the Finale upgrade is offset by the Company’s operating expense reductions.

     Interest Expense, Net. The Company had interest expense of $13,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2003 the Company had interest expense of $745,000, net of $9,000 interest income. The majority of the interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 7 to the financial statements).

     Gain on Forgiveness of Debt. In September 2003, the Company received formal forgiveness of debt from ANVAR, a French administrative organization that extends loans to companies to develop new business. The debt forgiveness resulted in recognition of non-operating income of $542,000 during the quarter ended September 30, 2003 (See Note 3).

     Cumulative Effect of Change in Accounting Principle. In the first quarter 2002, a charge of $11,500,000 was recorded related to the cumulative effect of change in accounting principle relating to the impairment of goodwill recorded from the reverse merger of Coda and Net4Music on October 19, 2000 (See Note 2).

     Net Loss. The Company recorded a net loss of $216,000, or $0.06 per basic and diluted share, for the quarter ended September 30, 2003 compared to a net loss of $883,000, or $0.38 per basic and diluted share, for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded a net loss of $3,801,000, or $1.21 per basic and diluted share, as compared to a net loss of $15,660,000, or $6.76 basic and diluted share, for the same period last year. In addition to the Company’s decrease in operating expenses, the decrease in net loss is primarily attributed to the non-recurrence of the cumulative effect of the change in accounting principle described above and the debt forgiveness received from ANVAR. The weighted average common shares for the quarter ended September 30, 2003 also increased by 1,039,484 shares, or 45%, compared to the quarter ended September 30, 2002 due to the bridge loan and private placement equity conversion described in Note 7 of the Consolidated Financial Statements.

     Liquidity and Capital Resources. Net cash used in operating activities totaled $1,901,000 for the nine months ended September 30, 2003 as compared to $1,897,000 of cash used for operating activities in the nine months ending September 30, 2002. Although year to date operating cash usage is similar to prior year, the first quarter of 2003, which included payments against 2002 accruals for restructuring of France operations and 2002 bonus payments, totaled $1,387,000 of the current year cash usage. Operating cash usage has improved significantly each quarter, with an operating cash loss of $590,000 in the second quarter of 2003 and the third quarter providing positive cash of $77,000 from operations. This compares to 2002 operating cash usage of $793,000 in the second quarter and $98,000 in the third quarter.

     In total, Company cash increased by $339,000 for the nine months ending September 30, 2003 primarily due to the private placement financing completed in February 2003. The financing yielded $2,119,000 in cash, net of related costs. While revenues are cyclical related to the academic calendar and the release schedule of product upgrades, the Company has shown improvements in operating cash usage in each quarter of 2003 in spite of the delayed release of the Finale 2004 upgrade.

     The Company has continued to experience operating losses and a resulting reduction in cash resources. The later Finale release will cause a reduction in cash resources, which required the Company, as a precautionary measure, to utilize a short-term loan of $500,000 on September 11, 2003 with a maturity date of December 25, 2003 that is collateralized by warrants with an exercise price of $2.30 (see Note 6). Based on the planned Finale Macintosh release and the anticipated growth of SmartMusic sales, management expects to achieve positive operating cash flow in 2004. The Company has had discussions with the lender that provided the September 11, 2003 $500,000 short-term loan to extend another loan of up to $1 million during the course of 2004 on similar terms. Although we have not signed an agreement with the lender and do not plan to do so until we evaluate the need based on cash resources in early 2004, management believes that such a loan could be obtained from this lender, and possibly from other sources, and the board of directors has approved a resolution to take a loan on similar terms at management’s discretion.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, our chief executive officer and corporate controller, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy and expectations, our business goals, the future of the SmartMusic Studio program, release of annual Finale upgrades, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our possible need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the success of our Internet business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; our expected continuing operating losses; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See the attached Exhibit Index following signature page.

(b) Reports on Form 8-K: On August 14, 2003, a Form 8-K was filed containing a press release dated announcing second quarter financial results.

On October 21, 2003, a Form 8-K was filed containing a press release announcing the hiring of Bill Wolff as Executive Vice President and Chief Financial Officer and the resignation of Barbara Remley as Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 11, 2003	MAKEMUSIC INC.

	By:	/s/ Philip Sean Lafleur

Philip Sean Lafleur, Chief Executive Officer

	And:	/s/ Michael L. Liston

Michael L. Liston, Corporate Controller
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB

Quarter ended September 30, 2003

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Corporate Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Corporate Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.