Form 10KSB
period 2003-12-31
MAKEMUSIC INC
filed 2004-03-30
CIK 920707

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Issuer's revenues for its most recent fiscal year: $7,357,000

        The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 19, 2004 was approximately $9,901,000 based upon the closing price of the Registrant's Common Stock on such date.

        There were 3,356,330 shares of Common Stock outstanding as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II and portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting are incorporated by reference into Part III.

        Transitional Small Business Disclosure Format (check one). Yes ☐    No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

        MakeMusic! Inc. ("MakeMusic!" or the "Company"), a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are Finale®, the world's best-selling music notation software and SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world's largest interactive accompaniment library.

        For over a decade, Finale has been the world's best-selling music notation software. It has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator®—it is what musicians use for page layout of sheet music.

        SmartMusic is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings. SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice—following their spontaneous tempo changes like a human accompanist. Offered through subscription, SmartMusic gives musicians access to a library of more than 20,000 professionally performed and recorded accompaniments.

Strategy

        MakeMusic! is working with teachers and publishers in proactive collaboration to meet the needs of active music makers and market products to them. The long-term leadership established by our Finale software with music educators internationally provides MakeMusic! with the credibility in the marketplace to exploit the development of SmartMusic and other new products.

        The worldwide market for products and services sold to student, hobbyist and professional musicians is approximately $15.5 billion, with music software as one of its fastest-growing segments. As music educators and parents search for ways to make student practice time more fun and productive, MakeMusic! is building on its current leadership position to become a key driver in the future of music education. Possessing many key technologies that can be combined together and expanded upon in a cost-effective manner, we believe we are uniquely positioned to offer continuous innovation to music makers.

        MakeMusic's business strategy is characterized by the following principles:

        Focus on meeting the needs of a highly influential niche market.    By focusing on providing superior, long-lasting solutions for music educators, MakeMusic! gains exceptional access to the larger market of student and hobbyist musicians at the lowest possible cost.

        Deliver quality patented technologies and licensed content.    The complexity of the notation and Intelligent Accompaniment technologies at the core of MakeMusic's products represent a significant barrier to entry to competition. Furthermore, the Company holds licenses to a major library of music, adding to this barrier.

        Capitalize on fundamental shifts in the marketplace.    MakeMusic's products support two shifts that are leading to long-term growth opportunities: its products support the adoption of the "digital lifestyle" in which music is a market driver; and its products provide the building blocks that meet the demand for quantification and assessment tools in the evolving e-learning market for music education.

        Leverage an extensive customer database for targeted and personalized direct marketing.    With an active database of nearly a half-million musicians, MakeMusic! is able to target, personalize and develop each customer's buying potential in the most profitable fashion. Supporting this initiative, MakeMusic's management has operational experience from world-class Customer Relationship Management businesses.

        Grow the SmartMusic business through the leveraged support of music educators.    MakeMusic! introduced an annual subscription for teachers late in 2001 and a monthly subscription for home users in the spring of 2002. In late October 2002, the Company launched the school-sponsored home subscription program, allowing schools to sponsor their students' use of SmartMusic at home to obtain substantial discounts.

        Maintain and strengthen Finale market leadership and revenues.    Finale music notation software is accepted worldwide as the industry standard. We will seek to maintain its revenues by continuing to introduce innovative upgrades to its products. MakeMusic! intends to grow revenues by expanding coverage throughout the world and more aggressively pursuing the marketing of products outside the U.S.

        Partner with leading industry players.    MakeMusic! is continuing to pursue and expand strategic alliances with entities that have the marketing power and capital resources to fully exploit SmartMusic's potential around the world. We will also pursue alliances that enhance its technology base into complementary music and educational markets. Already, we have forged key strategic relationships with: McGraw-Hill, the largest music textbook publisher; Hal Leonard Corporation, the largest sheet music publishing company; Conn-Selmer, the largest manufacturer of band and orchestral instruments and accessories in the United States; and Berklee College of Music, the world's premier learning lab for the music of today.

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

Products

        SmartMusic.    SmartMusic® is a complete, interactive, computer-based music system which revolutionizes the way a musician practices by providing human-like accompaniment in a wide range of musical styles performed by orchestras, jazz trios, rock bands, etc. Its key innovation, the patented Intelligent Accompaniment®, enables SmartMusic to listen to a musician as he sings or he plays and follow his spontaneous tempo changes. In addition, SmartMusic allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation, adjust the degree to which the accompaniment follows the musician, control tempo, transpose the music into any key, play with or without repeats or designate sections of the music to cut. The software also includes self-assessment features and allows the user to record his performance and send it by e-mail. The prototype technology upon which the SmartMusic system is based was patented by Carnegie Mellon University and licensed to the Company. The Company then significantly enhanced the prototype technology with its own proprietary technology and additional patented features, producing a marketable product. SmartMusic is a unique product that has won numerous awards as well as the support of world-class musicians such as Wynton Marsalis, James Galway, Dawn Upshaw and others.

        Via a subscription, schools, students and hobbyists have access to over 20,000 licensed accompaniments including elementary band methods, classical, jazz, pop, rock, movie, theater, and holiday titles. The Company has entered into license agreements with top music publishers to produce synthesized versions of musical arrangements for use with SmartMusic. It has also received the exclusive rights from certain major publishers to all solo classical works for voice, woodwinds, brass, percussion, strings and keyboard for the purpose of musical accompaniment products, which respond in real time to the musician. We have made our accompaniment selection based on a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold at retail in the United States. In the future, we plan to continue to expand our library of accompaniments to cover a broad spectrum of musical genres, instruments and skill levels as well as international preferences for music performance. Further, users of our latest notation software (see below) can create their own accompaniments, which can be played by SmartMusic subscribers.

        In addition, SmartMusic users have access to a selection of accompaniments to more than 50,000 skill-development exercises based on scales, intervals, arpeggios and twisters. The products also feature warm-up exercises for vocalists, the ability to tap in tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These "variables" can be saved with the music, creating a personally customized version of the accompaniment. SmartMusic provides accompaniments for band and string instruments as well as vocalists.

        MakeMusic! launched its website www.smartmusic.com and started to market SmartMusic on a licensed subscription basis to schools in the United States in December 2001 with a decreasing price scale ranging from $90 per year for the first subscription down to $20 per year for the fourth and more subscriptions.

        The home subscription program, priced $9.95/month or $90/year, was launched in spring 2002. In response to teachers' requests to have an offer which would encourage all their students to use SmartMusic at home, we developed and launched our school-sponsored home subscription offer in October 2002, which allows participating students to get a subscription for $20 per year as long as the school signs up at least 25 students. We believe that the SmartMusic subscription-based revenue model, with its recurring stream of revenues, offers a significant opportunity to increase profitability. The Company is also selling a one-year subscription plus accessories in a packaged box through dealers as a Subscription Starter Kit for a suggested retail price of $119.95.

        Finale notation family.    We believe we are a market leader in music notation software with our Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by programs like Finale software have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.

        The Finale product is generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software retails for $600 in the United States. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its "hyperscribe" feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

        We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students and religious institutions at a suggested retail price of $300. This edition has also been a key source of revenue and registered user base growth for us and represents a market that is continually being replenished with new student users.

        The product is currently translated into German, French, Spanish, Italian and Japanese. Related manuals are currently available in German, French, Spanish, Italian, Swedish, Dutch and Japanese. We believe the international market is a key growth opportunity as computer penetration increases worldwide. International Finale product revenues represented 23.5% of total Finale product revenues in 2003 compared to 19.2%, 20.8%, and 15.4% in 2002, 2001, and 2000, respectively.

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

        In October 2002, we introduced Finale® Guitar, a value version of Finale for guitar players that retails for $99.95. The newest addition to our award-winning Finale music notation software line offers powerful new features for guitarists and fretted instrument players, as well as file compatibility with Finale. Special features just for the guitar include TAB notation features that allow users to enter music in a traditional staff and see it displayed automatically in a TAB staff or vice versa, an extensive library of special symbols and shapes used with notation for standard guitar or any of the more than fifty fretted instruments Finale Guitar supports, and a feature that allows users to input notes with a MIDI guitar and see instant TAB notation.

        Finale® PrintMusic!®, an entry-level, yet powerful music notation software product retails for $69.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. Finale PrintMusic!, introduced in 1999, allows us to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. This product is currently sold as a platform hybrid for Macintosh and Windows and is targeted to a broader audience in the education and general consumer marketplace.

        Finale® NotePad® is a downloadable freeware introduction to the Finale notation family. As of December 31, 2003, there are 645,773 unique users of Finale NotePad with over 700,000 total downloads of NotePad products.

        Late in 2002, we introduced Finale® NotePad® Plus, an upgraded version of NotePad available for customers to download for $24.95. NotePad Plus turns any standard MIDI (Musical Instrument Digital Interface) file into sheet music. Whether using MIDI files from a person's own sequencer or accessing the thousands of available Internet MIDI files, NotePad Plus is a cost-effective route to converting great playback files into sheet music.

        Intonation Trainer.    We introduced Intonation Trainer® in February 2000, at a retail price of $149.95. Intonation Trainer is an educational product that is an easy, yet powerful program that actually teaches woodwind and brass students how to play in tune by listening for and eliminating intonation beats within intervals and chords.

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

        More important than the technology synergies, however, are the market and customer synergies. We estimate that Finale is well established in over 30,000 schools, all of which are targets for SmartMusic. The school decision-makers, teachers, know and respect Finale and are willing to learn about new products from MakeMusic! Similarly, the Finale channels of distribution are anxious to build upon their continuing Finale sales with new products from MakeMusic!

Technology Infrastructure

        The MakeMusic! Inc. data center is operated internally, offering extensive uptime and connectivity to the Internet backbone via dual dedicated T1 connections provided by Qwest®. For maximum reliability, all our servers utilize RAID and redundant power. We are currently utilizing Compaq®, SUN® and Cisco® hardware solutions running under Microsoft Windows® and Solaris® platforms. Web services are run on Microsoft IIS® and Apache® servers. A combination of Microsoft SQL® and Oracle® are used for database applications. Our entire network is monitored twenty-four hours a day, seven days a week and is fully scalable and upgradeable for future growth.

        www.finalemusic.com.    The Finale website promotes notation products and e-commerce with mail-order fulfillment and also downloads of Finale NotePad and Finale® NotePad® Plus.

        www.smartmusic.com.    The SmartMusic website distributes our new SmartMusic subscription product and sells SmartMusic accessories.

        www.makemusic.com.    The MakeMusic! website includes information on the Company and both its notation and SmartMusic products. It provides links to www.finalemusic.com and www.smartmusic.com for people wanting to make purchases of the Company's products.

Marketing, Sales and Distribution

        SmartMusic.    MakeMusic! believes its future revenue growth will be driven by its proprietary, patented product: SmartMusic, the world's first computer software that is a complete music practice system. SmartMusic features its award-winning Intelligent Accompaniment technology and the world's largest library of interactive music accompaniments.

        The market for SmartMusic is very large, with at-home use being the biggest potential market. There are over 100,000 school buildings in the U.S. that have nearly 15 million students enrolled in band, orchestra and choir programs. The school-sponsored home subscription offering encourages teachers to be advocates to students and parents for SmartMusic at home. Our expanding subscription sales model is likely to result in increased profit margins because of a recurring stream of revenues and cash flow, depending on the rate at which schools will adopt the SmartMusic system and on our success in establishing long-term customer relationships with the SmartMusic subscribers. We plan to focus on adoption and customer satisfaction to leverage the school-sponsored home subscription model.

        MakeMusic! intends to experiment with different marketing channels to achieve the best mix for profitable growth. In the United States and Canada, SmartMusic is being marketed by traditional direct mail, e-marketing, member-get-member initiatives, trade show exposure at over 40 state music educator conferences and advertising in targeted print media. We are also recruiting experienced music educators to join our advocate and clinician program, through which they help us reach their fellow music educators. We first leveraged our SmartMusic user base along with our Finale notation customer database.

        In addition, we have developed SmartMusic Intelligent Accompaniment software for Hal Leonard's Essential Elements®, the world's best-selling method books for beginning band students. This is part of a strategic partnership with Hal Leonard Corporation, the world's largest sheet music publisher. This relationship is very important because students usually start to play in a school band in the fifth grade. In the United States alone, there are approximately 2.5 million fifth graders starting band every year. If many of these students have a successful experience starting out with SmartMusic, they will likely become users of other SmartMusic software as well as pre-cultivated customers for other MakeMusic! products, including Finale software and new products introduced in the future. As a result of a special marketing and licensing agreement that we entered with Hal Leonard, starting in 2004, Hal Leonard will be offering SmartMusic in its Essential Elements book 1 for both band and orchestra students, reaching approximately 1 million students per year. Students will receive a free trial offer giving them access to accompaniments to the first half of the book; and they will receive an offer to purchase access to the second half of the book as well as to become regular subscribers thereafter.

        Though the primary distribution for SmartMusic subscriptions is via the www.smartmusic.com website (linked with www.makemusic.com, and www.finalemusic.com), the Company has a network of education dealers and distributors supporting the Subscription Starter Kit packaged version of SmartMusic designed for sale at retail. Distributors service the music instrument retailers, college bookstore and educational software markets. We are working with key dealers to utilize the beginning band instrument rental opportunity.

        SmartMusic currently has over 20,000 accompaniments and 50,000 exercises for band, vocal and now string instruments.

        A future marketing strategy is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music makers' community while sharing in the revenues from recurring SmartMusic subscription fees. Offering SmartMusic is extremely easy for a partner site since the Company projects SmartMusic on to their site from its own servers and handles all transactions including back office functions.

        The international marketplace in Europe, Latin/South America and the Far East is significantly larger than the North American market. The modernization of China will soon open up the single largest market for music software technology like SmartMusic. In Europe, distributors in key territories including the United Kingdom and Germany are currently marketing SmartMusic initially in a selective fashion. The Subscription Starter Kit will assist in expanding their efforts. The majority of SmartMusic's worldwide exposure is driven by the Company's own web-based initiatives and presence to date.

        The Company also intends to continue to deepen the connection with notation technology to the customers' benefit.

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

        Internationally, Finale notation products are represented by one or more key distributors in 32 overseas territories, primarily in Europe and Japan. Available in nine different languages, Finale generates over 20% of its sales over 125 countries abroad. We believe the international markets present an additional opportunity for future growth, and one of the chief executive officer's projects is to improve and expand international sales.

        Music makers can now also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is simply saved as a SmartMusic accompaniment and becomes part of the Intelligent Accompaniment system. This interplay provides MakeMusic! with cross-marketing opportunities between Finale and SmartMusic users and products.

        We believe we can significantly build on our Finale notation software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows® platform and Macintosh® platform in each of the last eight years. The Finale 2004 version of Macintosh, released in January 2004, is the first version of Finale that operates on the Macintosh OS X platform.

Product Development

        We intend to continue to expand our current product offerings by developing products for new applications and markets.

        Website.    Website development expense consists primarily of expenses required for design and development of the SmartMusic and FinaleMusic websites and underlying technology infrastructure. These expenses mainly include personnel costs and payments to third-party service vendors. All of our websites are continually updated.

        In addition, we plan to continue to refine the SmartMusic subscription Internet distribution model and develop its distribution capabilities on other Internet websites.

        Content and product.    Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of notation products and the SmartMusic subscription software.

        We continue to create additional SmartMusic accompaniments to be included with our subscriptions. Procedures have been created to synthesize classical music and mark music sequences. Additionally, we have automated some of the process and developed a technical specification that is used to standardize both quality and process.

        We have maintained our competitive position in the music notation marketplace in part by focusing our improvement efforts over the past nine years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. The Company expects to make annual releases of such upgrades. The remainder of the Finale family of products is updated periodically.

        We intend to continue developing music education products with our proprietary music technologies.

Competition

        We believe we are well positioned in music technology markets and benefit from strong barriers to entry for new competitors in our business niches because of our: 1) proprietary music notation, Intelligent Accompaniment and music education software; 2) extensive library of licensed content; 3) credibility in the music education marketplace; and 4) relationships with major industry partners. We know of no other musical accompaniment product for band instruments, string instruments, and vocalists that responds to the musician with the exception of In Concert™ by Cakewalk, which is an interactive product for MIDI keyboards. We expect that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic product in that they do not automatically adjust in real time to the musician's changes in tempo. We believe our SmartMusic system is unique because this product listens to the musician.

        The notation market is highly competitive and continues to have competitors such as Steinberg, Sibelius Software LTD, and Voyetra Inc., a maker of music writer software.

        Competitive factors in marketing the SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. We believe we compete effectively in these areas. In addition, a competitive advantage is that both product lines benefit from shared technologies. For example, the SmartMusic pitch recognition technology is used within Finale in its MicNotator feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone.

Patents

        We have licensed, on a worldwide basis for the life of the patent, from Carnegie Mellon University ("CMU") the use of the U.S. patent that covers the automated accompaniment that listens to and follows tempo changes from a live performance. We have further developed this technology and patented additional features. We have obtained five patents, in addition to the CMU patent, that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the following capabilities of the software: enhancements to the algorithms, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features we have developed and our ability to develop an extensive library of repertoire over the next several years, we do not believe that it will be materially adversely affected by the expiration of the CMU patent in 2005.

        Our Finale product is covered by three separate patents, which protect the data structure, the ability to enter music into the product by tapping tempo with a pedal device or computer keyboard, and the method of automatically assigning guitar fingerboards to a notated chord. These patents are licensed from Wenger Corporation on a royalty-free, exclusive, worldwide basis for the life of the patents.

Trademarks

        We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale® Allegro®, Finale® NotePad®, Finale® PrintMusic! ®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, MakeMusic!®, MicNotator®, Net4Music®, Practice Studio®, SmartMusic®, SmartMusic® Accompaniments®, SmartMusic® Studio®, The Art of Music Notation®, and Vivace®. In addition, the names Coda®, Finale®, Intelligent Accompaniment®, Net4Music®, SmartMusic® and The Art of Music Notation® have been protected in some foreign countries. The Company has applied for trademark registration in the U.S. for FinaleScript™ and M!™. In addition, this report contains references to trademarks owned by third parties.

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

Employees

        As of December 31, 2003, MakeMusic! employed 60 full-time employees. We believe our relations with the employees are good. None of our employees are covered by a collective bargaining agreement. In addition, we rely on independent contractors to develop our repertoire. We have had no difficulty contracting with these individuals and believe that our relationships are good. Should the Company have difficulty securing the services of such persons in the future, it could adversely affect operations.

Available Information

        All reports filed electronically by MakeMusic! with the Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting our investor relations at MakeMusic! These filings are also accessible on the SEC's website at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth

Street, NW, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        Our forward-looking statements generally relate to our growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

        While we currently believe that we have sufficient capital, we may have other capital needs.    We believe that we will achieve positive operating cash flow in 2004 and, if we don't, believe we will have access to additional funds to operate the business until it is cash flow positive. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available on terms favorable to us or at all.

        We are dependent upon our new product development efforts.    Additional development work is required to increase the breadth of our SmartMusic business and our accompaniment repertoire for SmartMusic. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

        We are dependent upon our Internet business.    We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet as one of our order-taking channels. A number of uncertainties related to the Internet exist. If we experience problems developing and maintaining our Internet operations, our sales, operating results and financial condition could be adversely affected.

        We are dependent upon obtaining and maintaining license agreements with music publishers, of which there are a limited number.    The world market for music license rights is highly concentrated among a limited number of publishers. We have entered into license agreements with leading music publishers that provide access to certain musical titles for accompaniment development. Our contracts with major publishers are not all exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly limit the ability to market our products and services.

        Certain of our products have limited and fluctuating sales.    Sales of our SmartMusic subscription revenue products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had education funding cuts, which could potentially negatively impact sales of academic products to the education market.

        We have incurred operating losses in the past and may continue to incur losses in the near future.    We have incurred operating losses since inception, and may continue to incur such losses in the near future. Such losses will include non-cash expenses due to the amortization of intangible assets recorded as a result of the reverse acquisition transaction with Net4Music S.A. in 2000. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to our development and marketing efforts, among other things. There can be no assurance that we will ever operate profitably or provide an economic return to the investors.

        We face intense competition.    While competition for SmartMusic is limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for our notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.

        Rapid technological changes and obsolescence may adversely affect our business.    We operate in an industry greatly affected by technological changes. While we are not currently aware of any significant technological changes that may affect our current technology base, continued advancements in computer software, hardware and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. The proprietary technology we use to protect access to our licensed files may be effective for only a limited period by reason of technological change. We must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.

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

        We are dependent upon certain key personnel.    We are highly dependent on a limited number of key management, including Sean Lafleur and John Paulson, and key technical personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.

        We are dependent upon proprietary technology and cannot assure protection of such technology.    There can be no assurance that our proprietary technology will provide us with significant competitive advantages, that other companies will not develop substantially equivalent technology or that we will be able to protect our technologies. We could incur substantial costs in seeking enforcement of our patents or in defending ourselves against patent infringement claims by others. Further, there can be no assurance that we will be able to obtain or maintain patent protection in the markets in which we intend to offer products.

        International development plans are subject to numerous risks.    There can be no guarantee that our international expansion efforts will be successful or that we will be able to offset the cost of the resources allocated to such efforts. Moreover, we could be faced with the risks inherent in any international development, such as unpredictable changes in export restrictions, barriers and customs rates; currency risks; the difficulty of managing foreign operations; the differences in technological standards, payment terms and labor laws and practices among countries; collection problems; political instabilities; seasonal reductions in business; and unforeseen taxes. Such risk factors could harm our international operations and, therefore, our business, operating results and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY

        The Minnesota location leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346. Rent and maintenance payments for the remainder of the lease vary from $120,000 to $125,000 on an annual basis and the lease expires April 30, 2006. We lease on office in Paris with approximately 600 square feet at 32, Avenue Duquesne, 75007 Paris, France, for current annual net rent of approximately $18,000. The company also leases approximately 200 square feet of space for a sales office in Lyon, France for annual rent of approximately $9,000.

ITEM 3. LEGAL PROCEEDINGS

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

        None

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There were no sales of unregistered securities during the year ended December 31, 2003.

        The Company's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol MMUS.

        On January 16, 2003, the Company's Board of Directors authorized and implemented a reverse stock split (the "Reverse Split") of MakeMusic's issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock was issued for every ten shares of common stock held by stockholders of record as of January 16, 2003. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

		2003		2002
		High	Low	High	Low
	First Quarter	$2.90	$1.55	$6.50	$2.80
Common	Second Quarter	2.75	1.64	7.00	4.00
Stock	Third Quarter	2.59	2.00	5.20	3.00
	Fourth Quarter	3.10	1.82	4.30	2.10

        As of December 31, 2003, there were approximately 200 shareholders of record of the Company's Common Stock. In addition, the Company estimates that an additional 1,500 shareholders own stock held for their accounts at brokerage firms and financial institutions. The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

        MakeMusic! plans to achieve significant growth as a worldwide leader in music education software. MakeMusic! has traditionally derived its revenues through the development, marketing and sales of its notation software products, accepted around the world and in nine languages as market leaders. These products continue to grow through regular upgrade releases and the natural renewal in the education market. We are also working on developing their full potential internationally.

        SmartMusic, our complete practice system, will be a growth engine that takes the company beyond its traditional strength in notation software. SmartMusic is becoming a very important part of our business with recurring revenues from the subscription-based model that leverages our relationships with music educators and their students. We continue to fine-tune the model to ensure strong acceptance of the SmartMusic subscription service. With new alliances with industry leading partners such as Hal Leonard and Conn-Selmer, we expect to see substantial growth opportunities later in 2004 and in future years. We are preparing our internal systems and processes to handle the expected increase in the SmartMusic subscription business. While it is difficult to predict the volume increase these alliances may generate, we are confident that we will be ready for the challenges this growth may present.

        With Finale and SmartMusic, we have the marketing and development platform for building a growing business in music education software. We are exploring opportunities to introduce our existing products into new geographic markets through our existing distribution partners and new relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies: the editing, display, printing and playback of music notation, pitch recognition, assessment, recording, and Intelligent Accompaniment.

        We have taken steps to cut costs and streamline the business over the last two years and believe we are in excellent position to grow the business through positive operating cash flows. Through closing down offices in France and New York and consolidating operations into our home office in Minneapolis, Minnesota, and with a focus on improving productivity and maintaining cost controls, we have significantly reduced operating expenses and improved efficiency. In spite of tight budgets in the school systems, we are confident that we can continue to move toward profitability due to our improvements in operations, established customer base, and partnerships with education providers.

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

        Revenue recognition.    Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant. If a customer is entitled to a pending upgrade, revenue is deferred until delivery of the upgrade. For any sales that include a right of return, the Company tracks return history and records a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board ("FASB") Statement 48 ("FAS 48"), Revenue Recognition When a Right of Return Exists. SmartMusic annual subscription sales are deferred and amortized to revenue on a pro-rated monthly basis over the life of the subscription.

        Allowance for doubtful accounts.    Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total. Most international customers pay for the product prior to shipment; domestic dealers and distributors that do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years and have a history of low uncollectable accounts. Any sales directly to home users are prepaid and schools submit purchase orders for purchases. The Company records a monthly accrual for potential non-payments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes.

        Inventory Valuation.    Inventories are stated at the lower of cost or market, cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least annually and adjusted as needed.

        Licensing reserves.    Our business requires licensing rights to certain technologies and songs that will be used in our product. Many publishers require advance payments in order to license their property, which are booked as prepaid royalties by the Company. The Company periodically analyzes the prepayments to estimate the likelihood that it will fully realize the value for the amounts paid in advance for royalties on each song. A reserve is booked against the prepaid royalty asset to estimate the amount that may not be realized.

        Impairment of goodwill.    We review goodwill for potential impairment annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. Utilizing a discounted cash flow model, the analysis is used to assess whether the asset's carrying value is fully recoverable. The assessment of potential impairment requires certain judgments and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset; risks associated with those cash flows; and the Company's discount rate to be utilized. If actual results are not consistent with our assumptions, we may be exposed to a goodwill impairment charge that could be material.

        Deferred tax assets.    We have U.S. net operating loss carryforwards of approximately $21.5 million, including approximately $7.1 million related to the inactive MakeMusic! SA division, and tax credits of approximately $572,000. The losses and tax credits are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxes. At December 31, 2003, we had net deferred tax assets totaling approximately $8.8 million. We have recorded a valuation allowance against this asset for its full amount because its realization is not assured beyond reasonable doubt.

Results of Operations

        The following table summarizes key operating information for the years ended December 31, 2003 and 2002.

	December 31
	2003	2002	Incr (Decr)%
	(In thousands)
Notation revenue	$6,688	$7,476	$(788)	(11)
SmartMusic revenue	585	229	356	155
Other revenue	84	32	52	163

Net revenues	7,357	7,737	(380)	(5)
Cost of revenues	1,750	1,594	156	10

Gross profit	5,607	6,143	(536)	(9)
Percentage of net sales	76.2%	79.4%
Website development expenses	470	1,000	(530)	(53)
Content and product development expenses	1,947	2,124	(177)	(8)
Selling and marketing expenses	3,605	3,665	(60)	(2)
General and administrative expenses	3,881	4,849	(968)	(20)
Restructuring charges	—	174	(174)	(100)
Impairment of intangible assets and goodwill	—	2,633	(2,633)	(100)

Total operating expenses	9,903	14,445	(4,542)	(31)

Operating loss	(4,296)	(8,302)	4,006	48
Other expense	(166)	(8)	(158)	1,975

Net loss before change in accounting principle	$(4,462)	$(8,310)	$3,848	(46)

For the year ended December 31, 2003 compared to the year ended December 31, 2002

        Net revenues.    The decrease in notation revenue from the prior year is due to the later release of the annual upgrade to the Company's Finale product. Finale 2003 for Windows was released on June 3, 2002 and Finale 2004 for Windows was released on August 21, 2003. Finale 2003 for Macintosh was released on July 18, 2002, but Finale 2004 for Macintosh was not released until January 16, 2004. The

Macintosh release was delayed for additional programming to make it compliant with the Macintosh OS X operating system; it is the first version of Finale that operates on Macintosh OS X.

        Management believes that the decrease of notation revenue in 2003 was caused almost entirely by the timing of product releases, and in particular the delayed release of Finale 2004 for Macintosh. The notation revenues generated in the first quarter of 2004 since the January release of Finale 2004 for Macintosh have been exceptionally strong and have brought the company's rolling 12-month notation revenues back into line with historic annual growth trends.

        The increase in SmartMusic revenues reflects the growth of the SmartMusic subscription system that was originally launched in November 2001. SmartMusic is now an Internet-based product, sold to home and educational customers on a subscription basis, typically with a subscription life of 12 months for educational institutions and one month for home users. The annual SmartMusic school-sponsored home subscription was introduced in October 2002. Revenue for annual subscription sales is recognized over the life of the subscription. Total earned SmartMusic subscription revenue for the year ended December 31, 2003 was $367,000, an increase of $291,000, or 383%, over the year ended December 31, 2002. Total unearned SmartMusic subscription revenue was $303,000 as of December 31, 2003, an increase of $182,000, or 150%, over the balance at December 31, 2002. The Company is currently focusing on growing its subscription business and anticipates the increasing trend to continue.

        The SmartMusic subscription service for music educators, launched in November 2001, has been purchased by more than 2,120 schools with greater than 5,800 subscriptions as December 31, 2003, an increase of 66% over the 3,500 subscriptions as of December 31, 2002. School subscription revenue of $166,000 was recorded in the financial statements in the year ended December 31, 2003. The home subscription program was launched in June 2002. As of December 31, 2003 the Company had over 1,250 active home subscription users resulting in revenues of $98,000 for the year ended December 31, 2003. This is a 132% increase in home subscriptions over the end of the prior year. The Company's school-sponsored home subscription program was introduced September 2002 and had over 330 schools participating for a total of over 10,400 home users as of December 31, 2003, 433% more than the 1,953 subscriptions on December 31, 2002. Revenue of $103,000 was recognized through this program in the year ended December 31, 2003. As of year-end 2003, total SmartMusic school subscriptions, school-sponsored home subscriptions and home subscriptions would earn $545,000 of revenue on an annual basis (annual run rate).

        Prior to the introduction of the SmartMusic subscription product, SmartMusic Studio was available as a packaged, retail software product complete with instrumental hardware equipment and accompaniments sold separately. Current sales of SmartMusic-related products are for microphones and foot pedals that are to be used with SmartMusic subscriptions. Revenue for the accessories for the year ended December 31, 2003 was $218,000, which was $65,000 greater than revenue of $153,000 for SmartMusic retail product and accessories in the year ended December 31, 2002.

        Gross profit.    Gross profit was lower than the prior year primarily due to the lower sales. Cost of revenue includes: product costs; royalties paid to publishers; amortization of capitalized notation, repertoire and SmartMusic software development costs; and credit card fees.

        Gross profit as a percent of sales was 76.2% for the year ended December 31, 2003, 3.2 percentage points lower than the year ended December 31, 2002. There were a few factors contributing to the lower gross margin percentage from the prior year. Amortization of deferred repertoire development increased by $80,000 over 2002 due to the release of additional products and an increase in reserve for products that are not likely to be released with the subscription model; there is no direct revenue related to this cost with subscriptions; royalties for accompaniments also increased by $38,000 due to an increase in reserve for prepaid royalties that are unlikely to be recovered with the change to subscriptions. The gross margin on SmartMusic accessories and related product was lower in 2003 because accessories, which are third-party products and have a lower margin than the discontinued

SmartMusic application software, are the majority of these sales in 2003; in addition, accessories were sold at a lower margin than in previous years in order to promote the new subscription model. The last factor in reducing the gross margin percentage is the introduction of the third party software, My Voice®, which has a lower margin than the software products made by MakeMusic!

        Website development.    Current year website development expense consists primarily of expenses related to improvement of the design and development of additional features for the Finale and SmartMusic website and other underlying technology infrastructure. Personnel resources have been reduced due to the closing of the Company's France operations and consolidation of the SmartMusic® website and administrative functions in its Minneapolis location. The Company plans to continue to refine the SmartMusic subscription Internet distribution model and these expenses may increase as Minneapolis resources are added.

        Content and product development.    Content and product development expenses consist primarily of Finale notation and SmartMusic product development as well as SmartMusic repertoire development. The Company decreased costs from the prior year through reductions in employees and outside contractors, less travel, and lower equipment costs due to assets becoming fully depreciated.

        Selling and marketing expenses    The decrease in selling and marketing expenses from the year ended December 31, 2002 is largely due to a reduction in direct marketing expense due to the late release of Finale 2004. This is partially offset by an increase in international marketing costs to develop other markets. Total selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll.

        General and administrative expenses.    General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decrease relates to expense reductions resulting from the closing of the France location effective April 30, 2003, a reduction in software expense due primarily to the ERP system reaching full depreciation in June of 2003, and the writing off of the employee workforce intangible asset in December 2002, which decreased intangible amortization in 2003.

        Restructuring charges.    In the fourth quarter of 2002, the Company announced that it was reducing website development and administrative expenses in its Paris, France, operations and moving them to the Minneapolis, Minnesota, location. As a result, an additional $174,000 in restructuring charges was accrued in 2002.

        Impairment of long-lived assets.    The Company completed its analysis of the required transitional impairment test for goodwill upon adoption of FAS 142, Goodwill and Other Intangible Assets, and recorded an $11,500,000 goodwill impairment in the income statement as a "Cumulative effect of change in accounting principle" in the first quarter of 2002. In the fourth quarter of 2002, the Company performed its annual impairment test of goodwill in accordance with FAS 142, Goodwill and Other Intangible Assets, and concluded an impairment of $2,347,000 had occurred that was recorded to impairment of long-lived assets and goodwill. In the fourth quarter of 2003, the Company performed its annual impairment test of goodwill and determined that no additional impairment had occurred.

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

        Interest income and expense, net.    Net interest expense was $761,000 for the year ended December 31, 2003 in comparison to $72,000 for the year ended December 31, 2002. The majority of the interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 5 to the financial statements).

        Gain on Forgiveness of Debt.    In September 2003, the Company received formal forgiveness of debt from ANVAR, a French administrative organization that extends loans to companies to develop new business. The debt forgiveness resulted in recognition of non-operating income of $542,000 during the quarter ended September 30, 2003. In the year ended December 31, 2002, the Company had received formal forgiveness for a portion of the loan and recorded $72,000 in other income.

        Income tax.    Due to operating losses, the Company recorded minimum taxes for the years ended December 31, 2003 and 2002. The total tax recorded in 2003 was $1,000. 2002 included French taxes and totaled $4,000.

        Liquidity and capital resources.    Net cash used in operating activities totaled $1,690,000 and $2,463,000 for the years ended December 31, 2003 and 2002, respectively. The reduction in cash usage in 2003 as compared to 2002 can be attributed to the decrease in operating expenses resulting from the closing of the France operations and its related savings in personnel expenses.

        Net cash used in operating activities consisted primarily of net losses of $2,176,000 and $3,076,000 for the years ended December 31, 2003 and 2002, respectively, net of non-cash depreciation, amortization, interest, impairment of intangibles, debt forgiveness, and the 2002 accrual for restructuring. This improvement was offset by collections on accounts receivable contributing $520,000 less in 2003 than in 2002, payments on accounts payable and accrued expenses using $110,000 more in cash than in the prior year, and decreases in prepaid expenses contributed $52,000 less than in 2002. Increases in deferred revenue have contributed $367,000 more in cash than 2002 due to the increase in SmartMusic subscriptions and deferrals for Finale 2003 that have not yet reversed due to the late release of Finale 2004.

        Cash used in investing activities was $303,000 in the year ended December 31, 2003 compared to $357,000 in the year ended December 31, 2003. Current year expenditures were $105,000 for purchases of property and equipment and $198,000 for capitalization of software development, primarily for SmartMusic repertoire.

        Cash provided by financing activities was $1.991 million in the year ended December 31, 2003, a $1.317 million increase over the $674,000 provided in the year ended December 31, 2002. The current year includes $2.129 million net proceeds received from the private financing completed in the first quarter of 2003. $750,000 received for bridge loans in 2002 was converted to equity as part of the private financing. We also received a $500,000 short-term loan in September 2003, which was repaid in full in December 2003.

        The Company has significantly reduced cash outflows over the last several quarters. Actual operating cash usage is typically highest in the first and second quarters, with the third quarter using the least cash or producing positive cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year calendar. In spite of the delay in releasing Finale 2004 in the second half of 2003, net cash used in operating activities during the first six months was $1,977,000 in comparison to cash provided by operating activities of $287,000 over the last six months. With the release of Finale 2004 for Macintosh in January 2004 and the expected continuation of growth in SmartMusic subscriptions, the Company expects positive cash flow from operations to continue to grow in 2004. Management has taken steps to manage expenses and expects to be cash flow positive in the full year 2004. If we do not meet our anticipated revenue levels due to a significantly later than anticipated release or a decrease in demand for our products, management is committed to expense reductions in sales and marketing and other areas as necessary to ensure conserving adequate cash to continue to fund operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing.

        As of December 31, 2003, the Company had cash and cash equivalents of $1,467,000.

        New Accounting Pronouncements.    Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Shareholders
MakeMusic! Inc.

        We have audited the accompanying consolidated balance sheets of MakeMusic! Inc. and subsidiaries, as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MakeMusic! Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 3, 2004

MakeMusic! Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share and per share data)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,467	$1,469
Cash-restricted	—	390
Accounts receivable (net of allowance of $41 and $36 as of December 31, 2003 and 2002, respectively)	494	400
Value added tax receivable	32	58
Inventories	273	324
Prepaid expenses	175	185

Total current assets	2,441	2,826
Property and equipment, net	280	528
Capitalized software products, net	599	732
Goodwill, net	3,630	3,630
Intangible assets, net	1,718	2,719
Other non-current assets	88	157

Total assets	$8,756	$10,592

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$417	$651
Accrued compensation	798	768
Other accrued expenses	353	535
Revolving note payable	—	89
Convertible loans	—	419
Current portion of long-term debt	50	398
Current portion of capital lease obligations	7	39
Reserve for product returns	355	219
Deposits	—	390
Deferred revenue	660	178

Total current liabilities	2,640	3,686
Long-term debt, net of current portion	—	144
Capital lease obligations, net of current portion	21	7
Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares—6,500,000 (including 1,500,000 undesignated)
Issued and outstanding shares—3,356,330 and 2,168,860 in 2003 and 2002, respectively	34	22
Additional paid-in capital	61,553	58,278
Accumulated deficit	(55,339)	(50,877)
Accumulated other comprehensive income	—	(73)
Deferred compensation	(153)	(595)

Total shareholders' equity	6,095	6,755

Total liabilities and shareholders' equity	$8,756	$10,592

See accompanying notes.

MakeMusic! Inc.

Consolidated Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31
	2003	2002
Net revenues	$7,357	$7,737
Cost of revenues	1,750	1,594

Gross profit	5,607	6,143
Operating expenses
Website development expenses	470	1,000
Content and product development expenses	1,947	2,124
Selling and marketing expenses	3,605	3,665
General and administrative expenses	3,881	4,849
Restructuring charges	—	174
Impairment of intangible assets and goodwill	—	2,633

	9,903	14,445

Loss from operations	(4,296)	(8,302)
Interest income	17	22
Interest expense	(778)	(94)
Forgiveness of debt	542	72
Other income (expense), net	54	(4)

Net loss before income tax	(4,461)	(8,306)
Income tax	(1)	(4)

Net loss before cumulative effect of accounting change	(4,462)	(8,310)
Cumulative effect of change in accounting principle	—	(11,500)

Net Loss	$(4,462)	$(19,810)

Basic and diluted loss per common share:
Before cumulative effect of change in accounting principle	$(1.39)	$(3.59)
Cumulative effect of change in accounting principle	$—	$(4.96)

Basic and diluted loss per common share	$(1.39)	$(8.55)
Weighted average common shares outstanding basic and diluted	3,200,465	2,316,846

See accompanying notes.

MakeMusic! Inc.

Consolidated Statement of Shareholders' Equity

(In thousands of U.S. dollars, except share data)

	Common Stock
							Accumulated Other Comprehensive Income
	Total Shares	Amount	Additional Paid-In Capital	Share Subscription	Accumulated Deficit	Deferred Compensation		Shareholders' Equity (Deficit)
Balance at December 31, 2001	2,086,043	$21	$57,874	$(73)	$(31,067)	$(750)	$(277)	$25,728
Shares related to put and call agreements and reverse acquisition with Coda	82,817	1	(1)	—	—	—	—	—
Issuance of stock, stock options and warrants for services	—	—	10	—	—	—	—	10
Warrants issued to bridge loan investors	—	—	395	—	—	—	—	395
Share subscription receivable receipt	—	—	—	73	—	—	—	73
Amortization of deferred compensation	—	—	—	—	—	155	—	155
Comprehensive loss:
Net loss	—	—	—	—	(19,810)	—	—	(19,810)
Translation adjustment	—	—	—	—	—	—	204	204

Comprehensive loss								(19,606)

Balance at December 31, 2002	2,168,860	22	58,278	0	(50,877)	(595)	(73)	6,755
Conversion of shares related to put and call agreements and reverse acquisition with Coda	147,985	2	(2)	—	—	—	—	—
Sale of common stock	1,033,074	10	2,869	—	—	—	—	2,879
Warrants issued to bridge loan investors	—	—	355	—	—	—	—	355
Issuance of stock, stock options and warrants for services	6,411	—	99	—	—	—	—	99
Warrants for loan interest	—	—	29	—	—	—	—	29
Amortization of deferred compensation	—	—	(75)	—	—	442	—	367
Comprehensive loss:
Net loss	—	—	—	—	(4,462)	—	—	(4,462)
Translation adjustments	—	—	—	—	—	—	73	73

Comprehensive loss								(4,389)

Balance at December 31, 2003	3,356,330	$34	$61,553	$0	$(55,339)	$(153)	$0	$6,095

See accompanying notes.

MakeMusic! Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31
	2003	2002
Operating activities
Net loss	$(4,462)	$(19,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,354	1,583
Depreciation and amortization of property and equipment	372	697
Impairment of intangible assets and goodwill	—	14,133
Amortization of deferred compensation	367	155
Interest expense and debt related warrants	735	64
Restructuring	—	174
Issuance of stock, options and warrants for services	99	10
Forgiveness of debt	(542)	(72)
Foreign currency translation loss recorded	115	—
Increase (decrease) in cash from:
Accounts receivable	(94)	426
Inventories	51	67
Prepaid expenses and other current assets	83	135
Accounts payable	(234)	(145)
Accrued liabilities and product returns	(16)	5
Deferred revenue	482	115

Net cash used in operating activities	(1,690)	(2,463)
Investing activities
Purchases of property and equipment, net	(105)	(196)
Capitalized software development and other intangibles	(198)	(161)

Net cash used in investing activities	(303)	(357)
Financing activities
Cash proceeds from issuance of shares	2,129	—
Proceeds from loan financing	500	750
Payments received on share subscription notes	—	73
Proceeds from revolving note payable	—	161
Payments on debt and capital leases	(638)	(310)

Net cash provided by financing activities	1,991	674
Effect of exchange rate changes on cash	—	357

Net decrease in cash and cash equivalents	(2)	(1,789)
Cash and cash equivalents, beginning of year	1,469	3,258

Cash and cash equivalents, end of year	$1,467	$1,469

Supplemental disclosure of cash flow information
Interest paid	$60	$94
Income taxes paid	$1	$4
Non-cash transactions:
Acquisition of equipment with a capital lease	$19	$—
Conversion of notes payable for common stock	$750	$—

See accompanying notes.

MakeMusic! Inc.

Notes to Consolidated Financial Statements

1. Description of Business

        The Company develops and markets proprietary music technology products under the Finale® and SmartMusic® brands that enhance music learning and composition, increase productivity and make practicing and performing music fun. The Company's innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques. Software product sales are through traditional distribution channels and the Company's websites.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of MakeMusic! Inc., or Predecessors, and its majority-owned subsidiaries MakeMusic! S.A. and Net4Music, Inc. (New York). All significant intercompany accounts and transactions have been eliminated in consolidation. As of April 30, 2003, the MakeMusic! SA subsidiary was closed and all operations were consolidated into MakeMusic! Inc.

Foreign Currency Translation

        Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date. Income statement and cash flow amounts are translated using the average exchange rates throughout the period. Since the closing of MakeMusic! SA, immaterial translation adjustments of balance sheet accounts resulting from fluctuations in exchange rates are recorded as operating expenses in the period of the change in the exchange rate. Prior to closing MakeMusic! SA, translation adjustments of balance sheet accounts were recorded as a component of "Accumulated Other Comprehensive Income" in shareholders' equity. Upon the closing of MakeMusic! SA, the assets and liabilities giving rise to the Accumulated Other Comprehensive Income were either settled or transferred to MakeMusic! Inc. and denominated in US dollars.

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

        Customers are entitled to a free upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers revenue for products sold within the upgrade replacement window until such time that the upgrade is shipped.

        In the year ended December 31, 2003, the Company entered certain arrangements with customers in which the customer was entitled to receive products including both Finale for Windows and Finale for Macintosh OS X, which was not available until the Finale 2004 for Macintosh version was released in January 2004. In this case, the Company shipped Finale for Windows when the order was placed, but deferred all revenue until shipping Finale 2004 for Macintosh completes the sale.

        When a new version of Finale is released, dealers retain the right to return any unsold versions of the prior release in exchange for an equal number of units of the updated version of the product that is returned. The Company tracks the history of these returns and defers revenue based on the expected return rate until the new product is released, at which time the product may be exchanged for the new version. Based on recent sales trends, the Company increased its reserve rate by two percentage points in the year ended December 31, 2002.

        SmartMusic subscriptions with a subscription period of more than one month are deferred and amortized to revenue on a pro-rated monthly basis over the life of the subscription.

        Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenue and costs in cost of revenue. Revenue for the years ended December 31, 2003 and 2002 include $327,000 and $306,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2003 and 2002 include $255,000 and $245,000 of shipping expense, respectively.

Net Loss Per Share

        Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of options and warrants are excluded in both years as their effect is anti-dilutive. The computation of dilutive loss per share excluded anti-dilutive outstanding stock options and warrants to purchase 485,478 and 14,365 shares as of December 31, 2003 and 2002, respectively.

        Weighted average shares used in the calculation of net loss per share are as follows:

	2003	2002
Weighted average shares outstanding	3,166,002	2,161,453
Weighted average effect of shares issuable under put and call arrangements	34,462	155,393
Net weighted average shares	3,200,465	2,316,846
Net Loss	$(4,462,000)	$(19,810,000)
Basic and diluted loss per common share	$(1.39)	$(8.55)

Segment Reporting

        The Company operates in one industry segment, the design, development, support and marketing of application software solutions to music educators, music makers and the music publishing industry. Product distribution is carried out via the Internet as well as a variety of strategic partnerships and distribution networks to over 125 countries. See Note 11 for geographic data.

Cash and Cash Equivalents

        Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

Fair Value of Financial Instruments

        At December 31, 2003, and 2002, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, as well as the current portion of long-term debt and capital lease obligations, approximated their market values, based on the short-term maturities of these instruments.

Accounts Receivable

        Accounts receivable are recorded for all credit sales at the time the product is shipped to the customer. Credit terms for dealers and distributors are generally net 30 days and are granted on analysis of dealer references and customer history. Schools submit purchase orders for all shipments with payment due in 30 days. Sales to home users are paid in advance with a credit card or prepayment with the order. Payments not received within the agreed upon terms are considered past due.

        The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers' ability to pay includes contact through statements, e-mail, and telephone as well as consideration of the customers' payment history. If the analysis indicates any customers are unlikely to pay, the account will be written off against the allowance for doubtful accounts and the account sent to collections.

Inventories

        Inventories are stated at the lower of weighted average cost or market and consist of finished products and components, net of a reserve for obsolescence.

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

        Website development.    Costs incurred in the development of the Company's website are capitalized in accordance with the Emerging Issues Task Force ("EITF") No. 00-02, Accounting for Web Site Development Costs. Application development stage costs are capitalized and amortized on a straight-line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant modifications of the site in response to the rapid rate of change in the Internet industry and technology in general. No costs relating to the SmartMusic website were capitalized in 2003 or 2002 as the website was running and costs incurred were for maintenance.

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

        The costs incurred in the development of repertoire software are also capitalized in accordance with the FASB Statement 86. As of December 31, 2003 and 2002, the Company has capitalized, net of amortization and reserves, $441,000 and $398,000, respectively, of costs related to the development of repertoire software. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a period based on the current and expected future revenue from the product or the straight-line method, not to exceed three years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of repertoire development costs may not be recoverable. In the year ended December 31, 2003, the Company determined that impairment had occurred related to some titles and $40,000 was recorded as a current year expense.

        Content development expenses for sheet music (the costs of entering and engraving music under digital format) were expensed as incurred. Digital sheet music and the related engraving expenses were discontinued in 2002.

Goodwill

        Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with FAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather reviewed for impairment annually in the fourth quarter, or more often if indicators of impairment exist (see Note 4).

Other Intangible Assets

        Other intangible assets consist primarily of the identifiable intangible assets acquired in the 2000 reverse acquisition between Coda Music Technology Inc. and Net4Music S.A. (see Note 4) and include the value of the notation and SmartMusic software products, amortized over five years; Coda trade name, amortized over ten years; Coda website, amortized over three years; distributor/dealer network, amortized over five years; and customer lists, amortized over five years. The Coda website reached full amortization in October of 2003 and the fully amortized costs were written off.

Patents and trademarks

        Costs associated with obtaining patents, trademarks and Internet domain names are capitalized. These costs are being amortized from three to ten years depending on their estimated useful lives and are included in other assets on the balance sheet. Costs of maintaining patents and trademarks after acquisition are expensed as incurred.

Impairment of Long-Lived Assets

        The Company reviews the long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Deposits

        As of December 31, 2002, the Company had on hand $390,000 of deposits related to share subscription agreements for a PIPE financing completed February 24, 2003, at which time they were recorded to equity.

Leases

        Leases are capitalized in accordance with FASB Statement 13, Accounting for Leases, which specifies that in a lease that transfers the benefits and risks inherent in the ownership of property to the lessee, the lessee should account for the lease as the acquisition of an asset and the occurrence of a liability. The Company includes the capital lease assets in its property and equipment and records the liability in capital lease obligations, a liability on the balance sheet.

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

Stock-Based Compensation

        The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. In the years ended December 31, 2003 and 2002, the Company recorded compensation expense of $367,000 and $155,000, respectively, in the statement of operations. The fair value of grants to the Company's employees and directors was estimated at the grant date using the Black-Scholes method with the following assumptions for 2003 and 2002: no expected dividend yield; risk-free interest rates of 3.71% and 4.62%, respectively; expected lives of 5 to 7 years; and estimated volatility of .90 and 1.121 based on recent history of the Company's stock price. Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

	December 31,
	2003	2002
	(In thousands)
Net loss:
Net loss as reported	$(4,462)	$(19,810)
Stock compensation recorded under APB 25	367	155
Stock compensation under FAS 123	(391)	(838)

Proforma net loss	$(4,486)	$(20,493)

Basic and diluted loss per share:
As reported	$(1.39)	$(8.55)
Pro forma	$(1.40)	$(8.84)

Use of Estimates

        Preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Advertising and Promotion

        Product costs for promotional samples are classified in the statement of operations as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $91,000 and $151,000 for the years ended December 31, 2003 and 2002, respectively.

3. New Accounting Pronouncements

        On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 149 ("FAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the guidance on (1) derivative instruments (including derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company does not expect FAS 149 to have an impact on its financial position or results of operations.

        On May 15, 2003 the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company does not expect FAS No. 150 to have a material impact on its financial position or results of operations.

        In December 2003, FASB issued a revised Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not expect FIN 46R to impact its financial position or results of operations.

4. Supplemental Balance Sheet Information

Restricted Cash

        In December 2002, the Company received $390,000 related to the private placement financing that was completed in February 2003. The Company was not allowed to use this cash until the private placement was finalized and approved by shareholders, at which time the restriction was released.

Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
	(In thousands)
Components	$240	$302
Finished goods	93	111
Reserve for obsolescence	(60)	(89)

	$273	$324

Property and Equipment

        Property and equipment are as follows:

	December 31,
	2003	2002
	(In thousands)
Computer equipment and software	$1,899	$2,186
Office furniture and other	555	596

	2,454	2,782
Less accumulated depreciation	(2,174)	(2,254)

	$280	$528

        The Company has financed some of its equipment through capital lease contracts. Property and equipment includes $19,000 and $390,000 of assets held as capital leases as of December 31, 2003 and 2002, respectively. Accumulated depreciation of capital lease assets at December 31, 2003 and 2002 was $2,000 and $379,000, respectively.

Capitalized Software Products

        Capitalized software products are the capitalized expenditures for creating software for sale and are as follows:

	December 31,
	2003	2002
	(In thousands)
Software translation	$110	$110
SmartMusic website	461	436
Repertoire development	1,845	1,701

	2,416	2,247
Less accumulated depreciation and amortization	(1,817)	(1,515)

	$599	$732

Goodwill

        Goodwill of $3,630,000, net of amortization prior to the adoption of FAS 142, resulted from the reverse merger of Net4Music S.A. with Coda in 2000. With the adoption of FAS 142 the Company ceased amortization of goodwill as of January 1, 2002. The Company completed its analysis of the required transitional impairment test for goodwill and recorded $11,500,000 goodwill impairment in the income statement as the "Cumulative effect of change in accounting principle" in the first quarter of 2002. On an annual basis, the Company analyses the value of goodwill by comparing the Company's market value to its book equity to determine if any impairment has occurred and utilizes a discounted cash flow model to analyze the amount of impairment required. In the fourth quarter of 2002, the Company recorded additional impairment of $2,347,000 in impairment of intangible assets and goodwill as a result of its annual impairment test. The analysis completed in the fourth quarter of 2003 indicated no additional impairment had occurred.

Intangible Assets

        Intangible assets are as follows:

	December 31,
	2003	2002
	(In thousands)
Distributor/dealer network	$1,440	$1,440
Software products	2,304	2,304
Customer lists and employee workforce	780	780
Other intangible assets	130	130
Website development	—	310

Total gross value	4,654	4,964
Less accumulated amortization	(2,936)	(2,245)

	$1,718	$2,719

        The Company's intangible assets included license rights for digital sheet music and capitalized development for the digital store www.net4music.com. During the quarter ended September 30, 2002, the Company announced the closure of its digital sheet music operations, which resulted in the revaluation of the recoverability of the license rights and capitalized development. Management concluded that a full impairment of these assets had occurred and recorded a $286,000 non-cash impairment charge.

        Amortization expense related to the intangible assets was $1,001,000 and $1,204,000 in the years ended December 31, 2003 and 2002, respectively. Future estimated amortization expenses related to intangibles for the years ending December 31 are as follows (in thousands):

2004	$918
2005	738
2006	13
2007	13
2008	13

Other Non-current Assets

        Other non-current assets consist of the following:

	December 31,
	2003	2002
	(In thousands)
Patents and trademarks	$50	$68
Prepaid royalties	38	84
Other long-term assets	—	5

	$88	$157

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Accrued Compensation	$798	$768
Accrued royalties	27	30
Accrued post contract technical support	125	125
Accrued restructuring charges	—	174
Other	201	206

	$1,151	$1,303

        In 2001, the Company announced restructuring plans to eliminate redundant responsibilities and cut excess costs and reduce the digital sheet music operations in its European locations and close its New York and Lyon operations. As a result of these plans to reduce operating costs, MakeMusic! recorded a restructuring charge of $1,172,000 in 2001. In the third quarter of 2002, the Company announced that the MakeMusic! SA digital sheet music operations would be discontinued and most of the resources and effort of the Company's European operations would be refocused toward development of SmartMusic. In the fourth quarter of 2002, the France operations were further reduced and the SmartMusic website support and administrative functions were moved to the Minneapolis, Minnesota location during the first half of 2003, eliminating 10 positions from the France office. As a result, an additional $174,000 in restructuring charges was accrued in 2002.

        The following table displays a roll-forward of the liabilities for restructuring charges from December 31, 2001 to December 31, 2003.

	Severance and Related Personnel Expenses	Lease Termination	Other	Total
12/31/2001 Balance	$67,000	$94,000	$—	$161,000
Additional Restructure	127,000	—	47,000	174,000
Usage	67,000	94,000	—	161,000

12/31/2002 Balance	127,000	—	47,000	174,000
Usage	127,000	—	47,000	174,000

12/31/2003 Balance	$—	$—	$—	$—

Deferred Revenue

        Deferred revenue is primarily comprised of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades due to customers purchasing finale prior to release of a new version, and deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic! websites.

	December 31,
	2003	2002
	(In thousands)
Deferred SmartMusic subscription revenue	$303	$121
Deferred notation revenue	303	37
Other deferred revenue	54	20

	$660	$178

        In the year ended December 31, 2003, the Company entered into a contract for a distributor to sell Finale site licenses throughout the province of Ontario, Canada. The contract calls for the distributor to receive Finale 2004 for Macintosh OS X at no additional charge when it is released. All revenue related to this contract, $165,000, has been deferred until Finale 2004 for Macintosh OS X is released in 2004 and, as of December 31, 2003, is included in deferred notation revenue.

5. Debt

Long-Term Debt

	December 31,
	2003	2002
	(In thousands)
Conditional advance from ANVAR	$—	$494
Bridge loan (net of debt discounting)	—	419
Convertible bonds	50	48
Revolving note payable	—	89

Total long-term debt	50	1,050
Less current portion	(50)	(906)

	$—	$144

        Maturities of long-term debt outstanding at December 31, 2003 are as follows (in thousands):

2004	$50

Conditional Advance from ANVAR

        The outstanding balance from the "Agence Nationale pour la Valorisation de la Recherche" ("ANVAR"), a French state-owned institution dedicated to the financing of research and development activities of French companies, totaled $494,000 at year end 2002. The agreement with ANVAR contained repayment terms that were used to classify the debt in the financial statements. In the quarter ended September 30, 2003, the Company received formal forgiveness of the entire loan after a study of the loan was completed by ANVAR. The reduction in debt of $542,000, based on the US dollar value of the loan at the time of forgiveness, was recorded to other income in 2003. ANVAR performed an audit related to a portion of the debt in the year ended December 31, 2002 and allowed a reduction of $72,000 of the total due. Consequently, a reduction of $72,000 in long-term debt was booked into other income in 2002.

Bridge Loans

        On March 3, 2003, the Company announced that it had completed a private placement of $3,015,000, which was approved by shareholders on February 24, 2003. Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002. Net of expenses, the private placement yielded $2,129,000 in the year ended December 31, 2003. According to the bridge loan agreement, holders of bridge loans were entitled to receive: (i) warrants ("Original Warrants") to purchase one additional share of common stock for each converted share for $0.10 if a private placement of at least $1.0 million was not completed by March 31, 2003; or (ii) warrants to purchase one additional share of common stock for each converted share for $0.50 per share if the requisite private placement was completed prior to March 31, 2003. In 2002, the value attributed to the Original Warrants was recorded as a debt discount and additional paid-in capital. For the year ended December 31, 2002, interest expense of $44,000 was recorded as a result of the value attributed to the Original Warrants.

        Upon completion of the private placement, and concurrent bridge loan conversion into 325,251 shares of common stock, the Company issued warrants ("Conversion Warrants") to holders of bridge loans to purchase shares of common stock for $0.50 per share. These events resulted in $706,000 of interest expense being recorded in the quarter ended March 31, 2003. Of this amount, $356,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full the discount originally recorded (and remaining unamortized) on the bridge loan relating to their beneficial conversion feature.

        In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares were issued for the $2,265,000 received from investors at the full private placement price of $3.20.

Short-Term Note Payable

        Effective July 17, 2003, the Company entered into a loan and investment agreement whereby, effective September 1, 2003, it could borrow from $500,000 to $1,000,000 at its discretion. The Company received $500,000 on this loan on September 11, 2003. Interest accrued at an annual rate of twenty percent calculated on a 360-day year and was paid in the form of warrants to purchase 24,100 shares of Common Stock of the Company with an expiration date of March 11, 2005 and an exercise price of $2.30. The Company recorded $29,000 in interest expense in the year ended December 31, 2003 related to this note. The note was paid in full on December 23, 2003.

Convertible Bonds

        In September 1996, MakeMusic! S.A. issued 9,000 convertible bonds to EUREFI for a total of 137,000 Euros ($172,000 USD at the December 31, 2003 exchange rate) in order to reinforce its equity and finance its growth. These bonds were originally convertible by the holder, seven bonds giving a right to four shares of MakeMusic! SA common stock, from January 1, 2000 through the term of the debt at December 31, 2003. However, in 1999 the Company reached an agreement with EUREFI that they would not exercise the conversion right. The debt bears interest at 6% a year payable each half-year at June 30 and December 31. As of December 31, 2003, 3,000 bonds remain unpaid with a balance due of 46,000 Euros or $50,000 (USD). Final payment of this debt was made in January 2004.

Revolving Note Payable

        On August 5, 2002, the Company signed an agreement for a one-year asset-based discretionary revolving note of $500,000. The agreement allowed the Company an advance of 75% of domestic accounts receivable at an interest rate of prime + 4.75% (9.00% as of December 31, 2002) with a minimum interest charge of $3,000 per month. The Company received its first advance on this line of credit on September 5, 2002 and had a balance of $89,000 at December 31, 2002. The agreement was canceled and paid in full in August of 2003.

6. Shareholders' Equity

        On January 3, 2003, the Company's Board of Directors authorized a one-for-ten reverse stock split effective January 16, 2003. All earnings per common share amounts, references to common stock, warrant and stock option plan data and stockholders' equity amounts have been restated.

        Shareholders approved the sale of up to 1,994,480 shares of Common Stock of the Company at a special shareholder meeting on February 24, 2003.

        In February 2003 the Company sold, pursuant to a private placement, 1,033,074 shares of its common stock. 325,251 shares were issued to the bridge loan holders at a price of $2.40 per share and 707,823 shares were issued at a price of $3.20 per share for proceeds of $3,015,000. Net of expenses, the total cash received from the bridge loan and private placement was $2,879,000. In addition, bridge loan investors in aggregate received warrants to purchase 325,251 common shares, exercisable for five years at $.50 per share. Private placement investors received warrants to purchase 707,823 shares exercisable for five years at $3.20 per share. Management and employees purchased 52,014 shares.

Authorized Shares

        The Company's Restated Articles of Incorporation authorized the issuance of 6,500,000 shares of $.01 par value capital stock. Of such authorized shares, 5,000,000 have been designated as common shares and 1,500,000 are undesignated.

Reverse Acquisition

        In connection with the October 19, 2000 reverse acquisition, certain MakeMusic! S.A. shareholders and option and warrant holders retained their common stock interests in MakeMusic! S.A. with a put and call agreement permitting conversion of those shares at any time within five years into "MakeMusic! Inc. common stock" at the same conversion ratio applicable at the acquisition date. During 2003 and 2002, 189,723 and 106,175 shares were "put" to the Company and converted to 147,985 and 82,817 MakeMusic! Inc. shares, respectively. There are no remaining shares of put and call stock as of December 31, 2003.

        In 2000, the Company granted options to purchase 58,500 options at prices between $16.41 and $26.26 per share when the fair value of the Company's stock was $28.10, resulting in deferred compensation of approximately $493,000. The purchase price of the reverse acquisition included the fair value of all vested Coda Music Technology options. The intrinsic value of all unvested Coda options was approximately $433,000 and recorded as additional deferred compensation. The balance of the deferred compensation is being amortized to compensation expense over the remaining vesting period. Compensation expense amortized for the years ended December 31, 2003 and 2002 was $367,000 and $155,000, respectively. The unamortized balance of deferred compensation as of December 31, 2003 is $153,000 and will amortize according to the following schedule (in thousands):

2004	$135
2005	13
2006	5

Stock Options and Warrants

        Prior to the reverse acquisition, MakeMusic! S.A. had granted options and warrants in 2000 to employees, directors, external consultants and licensors. In connection with the reverse acquisition, certain option and warrant holders converted their rights into the Company's options or warrants based on the acquisition conversion rate of .78 and under the same terms as their original rights. The remaining option and warrant holders retained their right to purchase MakeMusic! S.A. shares with a put and call agreement, which would convert to MakeMusic! Inc. shares at a rate of .78. The following table summarizes the MakeMusic! S.A. options and warrants under put and call agreements:

Grantee	Ordinary Shares	Weighted-Average Exercise Price
Balance at December 31, 2001	208,578	Euro 11.294
Canceled	(53,489)	Euro 10.813

Balance at December 31, 2002	155,089	Euro 11.461
Canceled	(8,000)	Euro 16.769

Balance at December 31, 2003	147,089	Euro 11.172

        The Company has a stock option plan pursuant to which options for up to 750,000 shares of its common stock may be issued to its key employees and directors. The options generally may not exceed ten years and are granted at prices that must be at least equal to the stock's fair market value at the grant date. The Company's previous stock option plan expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. The options vested over periods up to six years and are granted at prices that must be at least equal to the stock's fair market value at the grant date.

        The Company also has granted non-plan, nonqualified stock options to certain of its directors, European employees and consultants. These options vest over periods of up to five years and have been granted at prices at least equal to the stock's fair market value at the grant date.

        In connection with the reverse acquisition, all acquired stock options remained outstanding under their original terms. The following table summarizes the Company's stock option awards:

	Shares Reserved for Grant	Plan Options	Non-Plan Options	Weighted-Average Exercise Price
MakeMusic! Options Outstanding at December 31, 2001	49,756	215,010	53,276	$16.19
Granted	(1,300)	1,300	—	4.12
Forfeited	15,900	(15,900)	(1,560)	21.17
Expired	1,300	(1,300)	(27,455)	9.59

Outstanding at December 31, 2002	65,656	199,110	24,261	16.54
Prior Plan Expired	(65,656)	—	—
New Plan	750,000	—	—
Granted	(661,970)	661,970	1,312	2.29
Forfeited	—	(7,650)	(21,141)	16.93
Expired	—	(11,850)	—	14.73

Outstanding at December 31, 2003	88,030	841,580	4,432	5.38

        The weighted-average fair value of options granted during 2003 and 2002 was $1.78 and $3.64, respectively.

        The following summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted-Average Remaining Term	Weighted-Average Exercise Price	Exercisable at December 31, 2003	Weighted-Average Exercise Price
$ 2.27 — $ 3.50	663,282	6.04 years	$2.29	80,650	$2.32
3.51 — 5.25	800	5.45 years	4.70	267	4.70
5.26 — 7.75	15,000	3.85 years	6.48	9,180	6.72
7.76 — 10.00	9,250	2.22 years	10.00	7,675	10.00
10.01 — 15.00	65,160	4.40 years	11.12	34,790	11.76
15.01 — 20.00	39,100	3.95 years	16.42	30,975	16.42
20.01 — 30.00	43,500	3.10 years	25.58	33,538	25.75
30.01 — 40.00	6,920	2.60 years	34.01	5,913	33.84
40.01 — 41.25	3,000	1.33 years	41.25	3,000	41.25

Total	846,012	5.54 years	$5.38	205,988	$11.81

        In August 2001 the Company issued 6,500 options to purchase common stock at $7.50 to third parties in exchange for advisory and promotional services. 4,000 of these options vested immediately and the remaining 2,500 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $700 and $1,500, for 2003 and 2002, respectively. As the remaining options vest the Company will recognize additional expenses.

        In October 2001, the Company issued warrants to purchase 15,000 shares of common stock at $6.60 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. During 2003 and 2002, the Company has recognized expenses in the amount of $5,800 and

$12,000, respectively, in relation to the vested portion of warrants. As the remaining warrants vest the Company will recognize additional expenses.

        In September 2001, in connection with a private placement, the Company issued warrants to purchase 229,840 shares of its common stock at $6.60 per share, expiring in September of 2005.

        Total warrants of 1,369,653 are outstanding at December 31, 2003, of which 1,361,403 are exercisable at a weighted average exercise price of $3.09. The warrants expire as follows: 2005 - 256,947; 2008 - 1,033,074; 2010 - 15,083; 2011 - 15,000; 2013 - 49,549.

7. Commitments

Capital Lease Obligations

        Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2004	$7
2005	7
2006	7
2007	7
2008	3

Total minimum lease payments	31
Less amount representing interest	3

Present value of net minimum lease payments	28
Less current portion	7

Long-term portion	$21

Operating Leases

        The Company leases office and warehouse space and certain equipment under operating leases through 2006. Total future minimum lease payments under these leases for the year ending December 31, 2003 are as follows (in thousands):

2004	$147
2005	137
2006	42

Total	$326

        Obligations for operating leases beyond 2003 relate to the Minneapolis office and the lease on Internet equipment. Rent expense for the years ended December 31, 2003 and 2002 was $160,000 and $190,000, respectively.

Licensing and Exclusivity Agreements

        The Company has entered into license agreements for the distribution of music publishing catalogs, which require payments based on the sale of its products. These agreements have ended with the shut down of the digital sheet music operations and no future payments are required. The Company has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments. Payments to licensors are included in cost of sales in the consolidated statement of operations and were $120,000 and $99,000 for the years ended December 31, 2003 and 2002, respectively.

        Minimum royalties related to significant licensors are as follows (in thousands):

2004	$65
2005	60
2006	20
2007	12

Total	$157

8. 401(k) Savings Plan

        The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a maximum limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional contributions. The Company made no contributions to the plan in fiscal 2003. Costs of administering the plan were $3,000 and $4,000, respectively, for the years ended December 31, 2003 and 2002.

9. Income Taxes

        Loss before income taxes and cumulative effect of accounting change includes the following components:

	December 31,
	2003	2002
	(In thousands)
France	$(443)	$(2,995)
United States	(4,018)	(5,311)

	$(4,461)	$(8,306)

        The tax effects of temporary differences at an assumed effective annual rate of 38% are shown in the following table:

	December 31,
	2003	2002
	(In thousands)
Loss carryforwards	$8,169	$15,152
Research and development credits	572	403
Inventory	158	117
Depreciation and amortization	265	284
Other accruals	547	226
Valuation allowance for deferred tax assets	(8,841)	(14,963)

Net deferred tax assets	870	1,219
Deferred tax liability:
Software development costs	209	178
Intangible assets	661	1,041

Total deferred tax liabilities	870	1,219

Net deferred taxes	$—	$—

        Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has fully reserved the net deferred tax assets of the Company. The valuation allowance decreased by $6,122,000 during the year ended December 31, 2003 primarily due to a decrease in tax carryforwards resulting from the closing of MakeMusic! SA, the France subsidiary.

        A reconciliation of income taxes computed using the U.S. statutory rate (34%) to the effective income tax rate included in the statement of operations is as follows:

	December 31,
	2003	2002
	(In thousands)
Income tax computed at the statutory rate	$(1,367)	$(6,736)
State taxes, net of calculated federal income tax benefit	(173)	(724)
Unused tax loss carryforwards and valuation reserve	1,385	2,116
Permanent differences	156	5,381
Effect of higher tax rates in France	—	(36)
Other	—	3

Effective income tax expense	$1	$4

Net Operating Losses

        At December 31, 2003, the Company has net operating loss carryforwards (NOLs) and research and development credits which may be used to offset otherwise future taxable income with the following expiration dates:

	Net Operating Loss U.S.	Research and Development Credits U.S.
2006	$38	$—
2007	243	13
2008	825	72
2009	1,586	90
2010	2,128	46
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,478	36
2020	4,414	—
2021	3,037	72
2022	1,344	116
2023	1,722	—

	$21,513	$572

        Included in the U.S. NOLs are those of MakeMusic! S.A.'s now inactive subsidiary with federal and state NOLs of approximately $7.1 million, which begin to expire in 2019. These loss carryforwards can only be used by the entity that has generated the corresponding tax losses.

        At December 31, 2003, approximately $9.5 million of the Company's NOLs have a full valuation allowance that, if and when realized, will result in a reduction of goodwill associated with the Coda acquisition. Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse acquisition, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2003. The Company's subsidiary in New York had also generated approximately $4.6 million in NOLs that may also be subject to Section 382 limitations due to the significant changes in control of Net4Music S.A. There can be no assurance that certain of the Company's NOLs will be available for use in the future.

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

11. Segment and Geographic Data

        The Company operates in one industry segment, being the design, development, support and marketing of application solutions to music educators, music makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.

        The geographic distribution of the Company's revenue and long-lived assets are summarized in the following table:

	December 31,
	2003	2002
	(In thousands)
Net sales:
North America	$5,825	$6,182
Europe	1,019	848
Other foreign countries	513	707

	$7,357	$7,737

Long-lived assets:
North America	$6,293	$7,451
Europe	22	315

	$6,315	$7,766

12. Quarterly Results of Operations (Unaudited)

        The following table summarizes the 2003 unaudited consolidated statement of operations data compared to the 2002. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(In thousands, except per share data)
	March 31	June 30	September 30	December 31
2003
Net Revenues	$1,658	$1,378	$2,246	$2,075
Cost of revenues	383	322	514	531

Gross profit	1,275	1,056	1,732	1,544
Operating expenses	2,668	2,438	2,477	2,320

Loss from operations	$(1,393)	$(1,382)	$(745)	$(776)
Net Loss	$(2,121)	$(1,464)	$(216)	$(661)
Basic and diluted loss per common share	$(0.78)	$(0.44)	$(0.06)	$(0.20)
2002
Net Revenues	$1,942	$1,417	$2,445	$1,933
Cost of revenues	365	364	402	463
Gross profit	1,577	1,053	2,043	1,470
Operating expenses	3,015	2,899	2,726	2,998
Impairment—intangibles	—	—	193	2,440
Restructuring	—	—	—	174

Total Operating Exp	3,015	2,899	2,919	5,612

Loss from operations	$(1,438)	$(1,846)	$(876)	$(4,142)
Net Loss before cumulative affect of change in accounting principle	(1,429)	(1,848)	(883)	(4,150)
Cumulative effect of change in accounting principle (FAS 142)	(11,500)	—	—	—
Net Loss	$(12,929)	$(1,848)	$(883)	$(4,150)
Basic and diluted loss per common share	$(5.58)	$(0.80)	$(0.38)	$(1.79)

13. Liquidity

        Net cash used in operating activities totaled $1,690,000 and $2,463,000 for the years ended December 31, 2003 and 2002, respectively. The Company has significantly reduced cash outflows over the last several quarters. Cash used in operations was $1,977,000 in the first six months of 2003 compared to cash provided from operations of $287,000 in the last six months of 2003. Management has taken steps to manage expenses and expects to be cash flow positive in the full year 2004. If the Company does not meet its anticipated revenue levels due to a significantly later than anticipated Notation product release or a decrease in demand for our products, management is committed to expense reductions in sales and marketing and other areas as necessary to ensure conserving adequate cash to continue funding operations. If further expense reductions do not offset such a decrease in revenue, the Company may have to seek additional financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 8A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position
Philip Sean Lafleur	40	Chairman of the Board and Chief Executive Officer
John W. Paulson	56	President
William R. Wolff	46	Chief Operating Office, Chief Financial Officer, Treasurer and Secretary

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

        William R. Wolff    joined the Company as Chief Financial Officer, Secretary, and Treasurer in October 2003. Wolff began his career as a financial analyst at Control Data Corporation. He subsequently held a variety of leadership positions in start-up and growth software companies, including Springboard Software, where he was Controller and CFO and responsible for the Company's public reporting. He later served for eight years as Chief Executive Officer of Open Systems Holdings Corporation, an accounting systems company. For the six years prior to joining MakeMusic! he was Chief Executive Officer of CrossUSA, an innovative systems outsourcing company.

        The information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics," that appear in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" that appears in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 regarding security ownership is incorporated herein by reference to the sections labeled "Principal Shareholders and Management Shareholdings" that appear in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

        The following table provides information concerning the Company's equity compensation plans as of December 31, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	841,580		$5.28	88,030
Equity compensation plans not approved by security holders	85,632	(1)	$2.94	None

Totals	927,212		$5.06	88,030

(1)
Warrants and options issued to consultants

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" that appears in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

    See "Exhibit Index" immediately following the certifications to this Form 10-KSB.

  (b)
  Reports on Form 8-K.

    On October 21, 2003, the Company filed two press releases on Form 8-K dated October 20, 2003 announcing the appointment of Bill Wolff as Executive Vice President and Chief Financial Officer, and announcing the resignation of Barbara Remley, former Chief Financial Officer.

    On November 12, 2003, the Company filed a press release on Form 8-K dated November 12, 2003 announcing its 2003 third quarter financial results.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the section labeled "Independent Account, Audit Fees" that appears in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic! Inc.
Dated: March 26, 2004	By:	/s/ PHILIP SEAN LAFLEUR Philip Sean Lafleur, Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

        Each person whose signature appears below constitutes and appoints PHILIP SEAN LAFLEUR and WILLIAM R. WOLFF as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ PHILIP SEAN LAFLEUR Philip Sean Lafleur, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2004
/s/ WILLIAM R. WOLFF William R. Wolff, Executive Vice President, Chief Operating Officer, and Chief Financial Officer (principal financial and accounting officer)	March 26, 2004
/s/ PHILIPPE AUBERT Philippe Aubert, Director	March 26, 2004
/s/ JOHN W. PAULSON John W. Paulson, Director	March 26, 2004
/s/ MARTIN VELASCO Martin Velasco, Director	March 26, 2004
/s/ JOHN R. WHISNANT John R. Whisnant, Director	March 26, 2004
/s/ BENSON K. WHITNEY Benson K. Whitney, Director	March 26, 2004

MAKEMUSIC! INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2003 FISCAL YEAR

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, Reg. No. 333-43660
2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, Reg. No. 333-43660
2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant — incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-4, Reg. No. 333-43660
3.1	Amended and Restated Articles of Incorporation — incorporated by reference to Exhibit 3(i) to the Registrant's Form 8-K filed November 3, 2000
3.2	Bylaws — incorporated by reference to Exhibit 3.2 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.1	Lease dated October 23, 1992 between the Registrant and Jorandcor, Inc. — incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.2*	1992 Stock Option Plan — incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.3	License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2 — incorporated by reference to Exhibit 10.11 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.4	License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation — incorporated by reference to Exhibit 10.12 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan — incorporated by reference to Exhibit 10.13 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.6	Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company — incorporated by reference to Exhibit 10.17 to the Registrant's Form SB-2 Registration Statement, Reg. No. 33-92212C
10.7	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant's 10-QSB for the quarter ended September 30, 1996
10.8	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-KSB for the year ended December 31, 1997
10.9	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB for the year ended December 31, 1998

10.10	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2000
10.11*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB for the year ended December 31, 2000
10.12	Fourth Amendment dated December 11, 2001 to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to exhibit 10.12 to the Registrant's Form 10-KSB for the year ended December 31, 2002.
10.13*	Employment Agreement dated September 1, 2002 between MakeMusic! Inc. and Philip Sean Lafleur — incorporated by reference to exhibit 10.13 to the Registrant's Form 10-KSB for the year ended December 31, 2002.
10.14	Fifth Amendment, dated January 23, 2003, to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to exhibit 10.14 to the Registrant's Form 10-KSB for the year ended December 31, 2002.
10.15	MakeMusic! 2003 warrant for private placement at $3.20 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.15 to the Registrant's Form 10-KSB for the year ended December 31, 2002.
10.16	MakeMusic! 2003 warrant for private placement at $0.50 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.16 to the Registrant's Form 10-KSB for the year ended December 31, 2002.
10.17	MakeMusic! 2003 equity incentive plan.
21	Subsidiaries of the Registrant: Net4Music (New York) Inc. (a Delaware corporation) Musify Inc. (a Delaware corporation)
23.1	Consent of Ernst & Young LLP, independent public accountants
24	Power of Attorney (included on the "Signatures" page of this Form 10-KSB)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II.
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
Report of Independent Auditors
MakeMusic! Inc. Consolidated Balance Sheets (In thousands of U.S. dollars, except share and per share data)
MakeMusic! Inc. Consolidated Statements of Operations (In thousands of U.S. dollars, except share and per share data)
MakeMusic! Inc. Consolidated Statement of Shareholders' Equity (In thousands of U.S. dollars, except share data)
MakeMusic! Inc. Consolidated Statements of Cash Flows (In thousands of U.S. dollars)
MakeMusic! Inc. Notes to Consolidated Financial Statements
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
MAKEMUSIC! INC. EXHIBIT INDEX FOR FORM 10-KSB FOR 2003 FISCAL YEAR