Form 10QSB
period 2004-03-31
MAKEMUSIC INC
filed 2004-05-07
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes    ☒  No    ☐

As of April 30, 2004, there were 3,357,480 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes    ☐  No    ☒

MakeMusic! Inc.

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,564	$1,467
Accounts receivable, net	655	494
Inventories	240	273
Value added tax receivable	33	32
Prepaid expenses and other current assets	157	175
Total current assets	2,649	2,441
Property and equipment, net	253	280
Goodwill, net	3,630	3,630
Capitalized software products	524	599
Intangible assets, net	1,489	1,718
Other non-current assets	107	88
Total assets	$8,652	$8,756

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$227	$417
Accrued compensation	652	798
Accrued expenses and other current liabilities	349	353
Current portion of long-term debt and capital leases obligations	1	57
Reserve for product returns	344	355
Deferred revenue	574	660
Total current liabilities	2,147	2,640

Capital lease obligations, net of current portion	20	21

Shareholders’ equity:
Common stock	34	34
Additional paid-in capital	61,555	61,553
Accumulated deficit	(54,989)	(55,339)
Deferred compensation	(115)	(153)
Total shareholders’ equity	6,485	6,095
Total liabilities and shareholders’ equity	$8,652	$8,756

NOTE:  The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.
Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	Quarter Ended March 31
	2004	2003
NET REVENUE	$3,195	$1,658

COST OF REVENUES	514	383

GROSS PROFIT	2,681	1,275

OPERATING EXPENSES:
Website development expenses	141	67
Content and product development expenses	494	557
Selling and marketing expenses	885	1,041
General and administrative expenses	818	1,003

Total operating expenses	2,338	2,668

INCOME (LOSS) FROM OPERATIONS	343	(1,393)

Interest expense, net	(1)	(726)
Other income	10	—
Net income (loss) before income tax	352	(2,119)

Income tax	(2)	(2)
Net income (loss)	$350	$(2,121)

Income (loss) per common share:
Basic	$0.10	$(0.78)
Diluted	$0.09	$(0.78)

Weighted average common shares outstanding:
Basic	3,356,330	2,724,209
Diluted	3,814,016	2,724,209

MakeMusic! Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Quarter Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$350	$(2,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	352	319
Depreciation and amortization of property and equipment	52	137
Amortization of deferred compensation	38	39
Restructuring	—	(137)
Interest on bridge loan and discount	—	718
Issuance of stock options and warrants for services	2	1
Increase (decrease) in cash from:
Accounts receivable	(160)	(107)
Inventories	33	(12)
Prepaid expenses and other current assets	(4)	50
Accounts payable	(190)	(95)
Accrued liabilities and product returns	(160)	(267)
Deferred revenue	(87)	88
Net cash provided (used) by operating activities	226	(1,387)

Net cash used by investing activities
Purchases of property & equipment	(25)	(8)
Capitalized development and other intangibles	(47)	(28)
Net cash used by investing activities	(72)	(36)

Net cash provided (used) by financing activities
Issuance of shares	—	2,120
Payments on revolving note payable, net	—	(89)
Payments on long-term debt and capital leases	(57)	(11)
Net cash (used) provided by financing activities	(57)	2,020

Effect of exchange rate changes on cash	—	(41)
Net increase in cash and cash equivalents	97	556
Cash and cash equivalents, beginning of period	1,467	1,469
Cash and cash equivalents, end of period	$1,564	$2,025

Supplemental disclosure of cash flow information
Interest paid	$1	$9

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1                         Accounting Policies.  The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period.  The operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Note 2                         Private Financing.  On March 3, 2003, the Company announced that it had completed a private placement of $3,015,000, which was approved by shareholders on February 24, 2003.  Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002.  According to the bridge loan agreement, holders of bridge loans were entitled to receive:  (i) warrants (“Original Warrants”) to purchase one additional share of common stock for each converted share for $0.10 if a private placement of at least $1.0 million was not completed by March 31, 2003; or (ii) warrants to purchase one additional share of common stock for each converted share for $0.50 per share if the requisite private placement was completed prior to March 31, 2003.  In 2002, the value attributed to the Original Warrants was recorded as a debt discount and additional paid-in capital

Upon completion of the private placement, and concurrent bridge loan conversion into 325,251 shares of common stock, the Company issued warrants (“Conversion Warrants”) to holders of bridge loans to purchase shares of common stock for $0.50 per share.  These events resulted in $706,000 of interest expense being recorded in the quarter ended March 31, 2003.  Of this amount, $356,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full the discount originally recorded (and remaining unamortized) on the bridge loan relating to their beneficial conversion feature.

In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares were issued for the $2.265 million received from investors at the full private placement price of $3.20.  As of March 31, 2004, 3,356,330 shares of common stock were issued and outstanding.

Note 3                         Income (loss) Per Common Share.    The following table summarizes the shares of stock included in calculating earnings per share for the quarters ended March 31, 2004 and 2003 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Quarter Ended March 31,
	2004	2003
Weighted-average common shares outstanding	3,356,330	2,724,209
Dilutive effect of stock options and warrants	457,686	0
Equivalent average common shares outstanding – diluted	3,814,016	2,724,209

The Company had a net loss for the quarter ended March 31, 2003, so the effect of stock options and warrants would be anti-dilutive.

Under the provisions of FAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each period.  In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options and warrants with exercise prices lower than the average market prices during the period and reduced by the number of shares that could be repurchased with the proceeds from the exercised options and warrants.

Note 4                         Income Tax (Expense) Benefit.   The Company did not record a provision for income tax in the quarter ended March 31, 2004 because of the availability of net operating loss carry-forwards from prior years.  Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2003.

Note 5                         Stock Options and Warrants.  The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense.  The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	Quarter Ended March 31,
	2004	2003
	(In thousands, except per share date)
Net income (loss):
Net income (loss) as reported	$350	$(2,121)
Stock compensation recorded under APB 25	39	46
Stock compensation under FAS 123	(96)	(79)
Pro forma net income (loss)	$293	$(2,154)

Income (loss) per share:
Basic
As reported	$0.10	$(0.78)
Pro forma	$0.09	$(0.79)
Diluted
As reported	$0.09	$(0.78)
Pro forma	$0.08	$(0.79)

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF   OPERATION

Executive Overview

We are a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music.  Among our leading products are Finale®, the world’s best-selling music notation software, and SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library.

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

We have traditionally derived revenues from the development, marketing, and sales of Finale and its related notation products that are accepted throughout the world and in nine languages as market leaders.  These products continue to provide revenue through regular upgrade releases and customer renewal in the education market.  We continue to work on developing their full potential internationally.

Our continued focus on developing our market opportunities and providing positive operating cash flow to the company has resulted in three consecutive quarters of positive operating cash flow and growing revenues. The first quarter of 2004 was profitable due to the release of the Macintosh version of the 2004 Finale product in the first quarter, and the continued growth of SmartMusic revenues. Although the first quarter is traditionally a slower quarter for the company, the timing of the Macintosh release and the continued strength of the Windows version of the 2004 Finale software gives us confidence that we can achieve our goal of being operating cash flow positive for 2004.

SmartMusic® is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings.  SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice – following their spontaneous tempo changes like a human accompanist.  Offered through subscription, SmartMusic gives musicians access to a library of more than 20,000 professionally performed and recorded accompaniments

We expect SmartMusic to act as our growth engine to take us beyond our traditional strength in notation software.  With its recurring revenues, SmartMusic is an important part of our business from the subscription-based model that leverages relationships with music educators and their students.  We expect alliances with industry leading partners such as Hal Leonard, Conn-Selmer, and Berklee School of Music to help provide substantial growth opportunities in 2004 and into the future.  While it is difficult to predict the volume increase these alliances may produce, we are confident that we will be ready for the growth these relationships may present.

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

As of March 31, 2004, losses from operations have resulted in an accumulated deficit of $54,989,000.

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003, we identified critical accounting policies and estimates for our business.

Results of Operations

The following table summarizes key operating information for the quarters ended March 31, 2004 and 2003.

	March 31
	2004	2003	Incr (Decr)%
Notation revenue	$2,997	$1,535	$1,462	95
SmartMusic revenue	194	118	76	64
Other revenue	4	5	(1)	(20)
Net revenue	3,195	1,658	1,537	93
Cost of revenues	514	383	131	34
Gross profit	2,681	1,275	1,406	110
Percentage of net sales	83.9%	76.9%

Website development expense	141	67	74	110
Content and product development expenses	494	557	(63)	(11)
Selling and marketing expense	885	1,041	(156)	(15)
General and administrative expense	818	1,003	(185)	(18)
Total operating expense	2,338	2,668	(330)	(12)
Operating income (loss)	343	(1,393)	1,736	125
Other income (expense)	7	(728)	735	101
Net income (loss)	$350	$(2,121)	$2,471	117

For the period ended March 31, 2004 compared to the period ended March 31, 2003.

Net Revenues.  The increase in notation revenue is due to the release of Finale 2004 for Macintosh® in January of 2004; Finale 2003 for Macintosh was released in July 2002.  Finale sales customarily are highest upon release of a new version, and sales decline throughout the year until the next release.  Sales of Finale 2004 for Macintosh were particularly high because it is the first version of Finale to be compatible with the Macintosh OS X operating system.  For the twelve months ended March 31, 2004, revenues from the Finale family of products were $8,151,000.  This represents growth of 14% over the corresponding period a year earlier, which is higher than our historical annual growth trends for Finale software.

In addition, revenue for our SmartMusic subscription service, which was launched in November 2001 for schools and June 2002 for home users, continues to grow.  Revenue increased by 76% over the first quarter of the prior year on the strength of subscription growth.  Total SmartMusic revenue includes revenue from the subscription service, as well as the sale of accessories such as microphones.  Revenue for the prior year also includes sales of SmartMusic applications and accompaniments.  Applications and accompaniments are no longer being sold separately with SmartMusic being distributed exclusively as monthly or annual subscriptions.

The total number of SmartMusic subscriptions as of March 31, 2004 was more than 22,000, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $648,000, which represents a 19% increase over the annual run rate as of December 31, 2003 and a 93% increase over the run rate as of March 31, 2003.

SmartMusic subscriptions and revenues fall into three main categories:  schools, school-sponsored homes, and regular home subscriptions.  As of March 31, 2004, we had:

•                  More than 2,330 schools subscribing to the SmartMusic service with over 7,060 subscriptions.  This is a net increase of approximately 210 schools and 1,260 subscriptions since December 31, 2003.  These schools’ subscriptions correspond to annual subscription revenue of $253,000 to be recognized over the subscription period, of which $62,000 was recorded as revenue in the quarter ended March 31, 2004.

•                  More than 400 schools participating in the school-sponsored home subscription program, for a total of 13,500 school-sponsored home subscriptions generating annual revenue of $256,000 as of March 31, 2004, with $48,000 recorded in the quarter ended March 31, 2004.  This is an increase of approximately 70 schools and 3,100 school-sponsored home subscriptions since December 31, 2003.

•                  More than 1,480 regular home subscribers with annual revenue of $139,000, approximately 230 more than at December 31, 2003.  $28,000 was recorded as revenue in the quarter ended March 31, 2004.

Deferred SmartMusic subscription revenue coming from the subscription programs, to be recognized over the balance of the current subscription period, was $378,000 as of March 31, 2004 compared to $216,000 at March 31, 2003, an increase of $162,000, or 75%.

Management expects the SmartMusic revenues will continue to grow but that such growth may slow somewhat as the current academic year ends, before accelerating again after the summer as the new school year begins.  Management expects that the effects of the partnerships with Hal Leonard and Conn-Selmer, both of whom are distributing SmartMusic with their products, will begin to take effect over the course of the 2004-5 academic year.

Gross Profit.  Gross profit of $2,681,000 for the quarter ended March 31, 2004 was $1,406,000, or 110%, greater than the quarter ended March 31, 2003.  The increase is due to the increased revenues described above.  Gross margin as a percentage of sales was higher than the first quarter of 2003 because the revenue increase was generated by Finale, a relatively high margin product.

Website Development Expenses.  Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the Finale and SmartMusic websites and other underlying technology infrastructure.

Content and Product Development Expenses.  Content and product development expenses consist primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products and the SmartMusic subscription product and accompaniment library.  We have reduced payroll and contract expenses from the first quarter of the prior year.  We will continue to develop upgrades of the Finale family of products on a regular basis for the Macintosh and Windows platforms as well as upgrades to the SmartMusic application.

Selling and Marketing Expenses.  The decrease in sales and marketing expense is related to the consolidation of SmartMusic marketing in Minneapolis with the closing of the France office as of April 30, 2003 as well as the timing of trade shows, primarily a major European trade show completed in April 2004 that was held earlier in the year in 2003.

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

Net Loss from Operations.  We recorded net income from operations of $343,000 for the quarter ended March 31, 2004, compared with a net loss of $1,393,000 for the quarter ended March 31, 2003.  Higher gross profit of $1,406,000 due to the Finale release and a $330,000 decrease in operating expenses made up the most significant improvement in operating earnings.

Interest Expense, Net.  We had interest expense of $1,000 in the quarter ended March 31, 2004 compared to $726,000 in the quarter ended March 31, 2003.  The majority of the prior year interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 2 to the financial statements).

Net Income (Loss).  We recorded net income of $350,000, or $0.10 per basic share and $0.09 per diluted share, for the quarter ended March 31, 2004 compared to a net loss of $2,121,000, or $0.78 per basic and diluted share, for the quarter ended March 31, 2003.

Liquidity and Capital Resources.  Net cash provided by operating activities was $226,000 for the three months ended March 31, 2004 compared to $1,387,000 of cash used for operating activities in the three months ended March 31, 2003.  The increase in operating cash is provided by the income earned during the quarter offset by increases in receivables and payments on accounts payable and accrued expenses.  Accounts receivable increased by $160,000 in the quarter ended December 31, 2004, $53,000 more than the increase in the first quarter of the prior year due to increases in dealer sales from the Finale release.  $190,000 of accounts payable were paid down in the first quarter of 2004, $95,000 more than in the first quarter of 2003; a large portion of this was from $77,000 of credits on customer accounts as of December 31, 2003, a higher than usual total due to prepayments for Finale 2004 for Macintosh, which was shipped in the the first quarter of 2004.  Accrued expenses and the reserve for product returns were reduced by $160,000 in the quarter ended March 31, 2004, $107,000 less than the reduction in the quarter ended March 31, 2003.  The lower reduction in accrued expenses is primarily due to a lower balance as of year-end due to the closing of the France office in 2003.  Deferred revenue decreased by $87,000 in the quarter ended March 31, 2004 compared to an increase of $88,000 in the same quarter of the prior year.  The current year decrease relates to the release of Finale 2004 for Macintosh, which resulted in shipping products that were billed and deferred in the prior year.

In total, cash increased by $97,000 in the quarter ending March 31, 2004 in comparison to an increase of $556,000 in the quarter ended March 31, 2003.  A private financing completed in March 2003 yielded $2,120,000 in cash, net of related costs.  There has been no cash received through financing in the first quarter of 2004.

We have significantly improved operating cash flow over the last several quarters and the first quarter of 2004 is our third consecutive quarter of positive operating cash flow.  Historically,

operating cash performance has been lowest in the first and second quarters, with the third and fourth quarter showing better cash results due to the notation product release cycle and the cyclical impact of schools related to the school year calendar.  Based on the recent trend of increasing operating cash, the growth of SmartMusic subscriptions, and the planned summer release of Finale 2005, the Company expects to achieve positive cash flow for the year 2004.  If we do not meet our anticipated revenue levels due to a significantly later than anticipated release or a decrease in demand for our products, management is committed to expense reductions in sales and marketing and other areas as necessary to ensure the conservation of adequate cash to continue to finance operations.  If further expense reductions do not offset the decrease in revenue, we may have to seek additional financing.  However, management believes that the company has sufficient cash to finance operations for the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  After evaluating the effectives of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report, our chief executive office and chief financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange commission.

(b)  Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this release generally relate to our growth strategy and expectations, our business goals, the future of the SmartMusic program, release of annual Finale upgrades, sufficiency of and ability to obtain additional capital, product development, market introductions, and sales efforts.  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements.  We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf.  These factors include, but are not limited to, our possible need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the success of our Internet business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; the market volatility of our stock;

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

(b)  Reports on Form 8-K:  On February 12, 2004, a Form 8-K was filed containing a press release announcing the appointment of Bill Wolff as Chief Operating Officer in addition to his responsibilities as Chief Financial Officer.

On March 29, 2004, an 8-K was filed announcing financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 7, 2004	MAKEMUSIC INC.

	By:	/s/ Philip Sean Lafleur
Philip Sean Lafleur, Chief Executive Officer

	And:	/s/ William R. Wolff
William R. Wolff, Chief Financial Officer

EXHIBIT INDEX

Form 10-QSB

Quarter ended March 31, 2004

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