Form 10QSB
period 2004-06-30
MAKEMUSIC INC
filed 2004-08-04
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

Yes  ☒  No  ☐

As of July 21, 2004, there were 3,381,321 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

MakeMusic! Inc.

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,784	$1,467
Accounts receivable, net	783	494
Inventories	262	273
Value added tax receivable	36	32
Prepaid expenses and other current assets	141	175
Total current assets	3,006	2,441
Property and equipment, net	244	280
Goodwill, net	3,630	3,630
Capitalized software products	493	599
Intangible assets, net	1,259	1,718
Other non-current assets	112	88
Total assets	$8,744	$8,756

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$394	$417
Accrued compensation	908	798
Accrued expenses and other current liabilities	325	353
Current portion of long-term debt and capital leases obligations	6	57
Reserve for product returns	377	355
Deferred revenue	607	660
Total current liabilities	2,617	2,640

Capital lease obligations, net of current portion	19	21

Shareholders’ equity:
Common stock	34	34
Additional paid-in capital	61,570	61,553
Accumulated deficit	(55,417)	(55,339)
Deferred compensation	(79)	(153)
Total shareholders’ equity	6,108	6,095
Total liabilities and shareholders’ equity	$8,744	$8,756

NOTE:   The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET REVENUE	$2,403	$1,378	$5,598	$3,035

COST OF REVENUES	510	322	1,024	704

GROSS PROFIT	1,893	1,056	4,574	2,331

OPERATING EXPENSES:
Website development expenses	141	141	282	209
Content and product development expenses	452	535	946	1,091
Selling and marketing expenses	894	782	1,779	1,823
General and administrative expenses	935	980	1,753	1,984

Total operating expenses	2,422	2,438	4,760	5,107

LOSS FROM OPERATIONS	(529)	(1,382)	(186)	(2,776)

Interest income/(expense), net	3	(6)	2	(732)
Other income/(expense), net	98	(76)	108	(76)
Net (loss)/income before income tax	(428)	(1,464)	(76)	(3,584)

Income Tax	—	—	(2)	(2)
Net loss	$(428)	$(1,464)	$(78)	$(3,586)

Basic and diluted loss per common share	$(0.13)	$(0.44)	$(0.02)	$(1.18)

Weighted average common shares outstanding	3,366,297	3,356,330	3,361,368	3,042,016

MakeMusic! Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(78)	$(3,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	672	647
Depreciation and amortization of property and equipment	99	242
Amortization of deferred compensation	75	80
Interest on bridge loan and discount	—	718
Issuance of stock options and warrants for services	5	2
Foreign currency translation loss recorded	—	145
Increase (decrease) in cash from:
Accounts receivable	(288)	52
Inventories	10	24
Prepaid expenses and other current assets	3	34
Accounts payable	(22)	(393)
Accrued liabilities and product returns	102	(132)
Deferred revenue	(53)	190
Net cash provided (used) by operating activities	525	(1,977)

Net cash used by investing activities
Purchases of property & equipment	(63)	(67)
Capitalized development and other intangibles	(104)	(74)
Net cash used by investing activities	(167)	(141)

Net cash (used) provided by financing activities
Issuance of shares	12	2,120
Payments on revolving note payable, net	—	22
Payments on long-term debt and capital leases	(53)	5
Net cash (used) provided by financing activities	(41)	2,147

Net increase in cash and cash equivalents	317	29
Cash and cash equivalents, beginning of period	1,467	1,469
Cash and cash equivalents, end of period	$1,784	$1,498

Supplemental disclosure of cash flow information
Interest paid	$2	$23

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1                       Accounting Policies.  The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period.  The operating results for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

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

In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares were issued for the $2.265 million received from investors at the full private placement price of $3.20.  As of June 30, 2004, 3,376,986 shares of common stock were issued and outstanding.

Note 3                       Net Loss Per Share.  Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period.  The following table summarizes the shares of stock included in calculating earnings per share for the quarters and six months ended June 30, 2004 and 2003 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding	3,366,297	3,356,330	3,361,368	3,042,016
Dilutive effect of stock options and warrants	—	—	—	—
Equivalent average common shares outstanding – diluted	3,366,297	3,356,330	3,361,368	3,042,016

The effect of options and warrants are excluded from earnings per share because their effect would be anti-dilutive.  The computation of dilutive loss per share excluded anti-dilutive stock options and warrants to purchase 501,462 and 274,977 shares as of June 30, 2004 and 2003 respectively.

Note 4                       Income Tax (Expense) Benefit.  The Company did not record a provision for income tax in the three or six months periods ended June 30, 2004 due to the fact the company recorded net losses for such periods.  The only income tax expense recorded in the six months ended June 30, 2004 was for minimum state income tax payments.  Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2003.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss:
Net loss as reported	$(428)	$(1,464)	$(78)	$(3,586)
Stock compensation recorded under APB 25	36	45	75	91
Stock compensation recorded under FAS 123	(118)	(89)	(214)	(167)
Pro forma net loss	$(510)	$(1,508)	$(217)	$(3,662)
Basic and diluted net loss per share:
As reported	$(0.13)	$(0.44)	$(0.02)	$(1.18)
Pro forma	$(0.15)	$(0.45)	$(0.06)	$(1.20)

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF   OPERATION

Executive Overview

We are a world leader in music education technology with a mission to enhance and transform the experience of making, teaching and learning music.  Among our leading products are Finale®, the world’s best-selling music notation software, and SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library.

For over a decade, Finale has been the world’s best-selling music notation software.  We believe it has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores.  In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music.

We have traditionally derived a substantial portion of our revenues from marketing and selling Finale and its related notation products, which generally are sold throughout the world in nine languages.  These products continue to provide revenue through regular upgrade releases and customer renewal in the education market.  We continue to work on developing their full potential internationally.

Our continued focus on developing our market opportunities and providing positive operating cash flow to the company has resulted in four consecutive quarters of positive operating cash flow and growing revenues. The release of Finale 2004 for Macintosh in January 2004, the first version of Finale to be compliant with Macintosh OS X, and the overall sales of Finale 2004 for both Macintosh and Windows, as well as an upgrade release of our PrintMusic® software product, have helped the company to be operating cash positive in the first six months of 2004.  Historically, the third and fourth quarters have provided better cash flow due to the annual release of the Finale upgrade and educational customers purchasing products based on the school-year calendar.

SmartMusic® is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings.  SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice – following their spontaneous tempo changes like a human accompanist.  Offered through subscription, SmartMusic gives musicians access to a library of more than 25,000 professionally performed and recorded accompaniments

We expect SmartMusic to act as our growth engine to take us beyond our traditional strength in notation software.  With its recurring revenues, SmartMusic is an important part of our business with a subscription-based model that leverages relationships with music educators and their students.  We expect alliances with industry leading partners such as Hal Leonard, Conn-Selmer, and Berklee School of Music to help provide substantial growth opportunities for the remainder of 2004 and into the future.  While it is difficult to predict the volume increase these alliances may produce, we are confident that we will be ready for the growth these relationships may present.

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

As of June 30, 2004, losses from operations have resulted in an accumulated deficit of $55,417,000.

In our Form 10KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003, we identified critical accounting policies and estimates for our business.

Results of Operations

The following table summarizes key operating information for the six months ended June 30, 2004 and 2003.

	Quarter Ended June 30,			Six Months Ended June 30,
	2004	2003	% Chg	2004	2003	% Chg
Notation revenue	$2,163	$1,262	71	$5,157	$2,797	84
SmartMusic revenue	202	113	79	399	231	73
Other revenue	38	3	1,167	42	7	500
Net revenue	2,403	1,378	74	5,598	3,035	84
Cost of revenues	510	322	58	1,024	704	45
Gross profit	1,893	1,056	79	4,574	2,331	96
Percentage of net sales	78.8%	76.6%		81.7%	76.8%

Website development expense	141	141	0	282	209	35
Content and product development expenses	452	535	(16)	946	1,091	(13)
Selling and marketing expense	894	782	14	1,779	1,823	(2)
General and administrative expense	935	980	(5)	1,753	1,984	(12)
Total operating expense	2,422	2,438	(1)	4,760	5,107	(7)
Operating income (loss)	(529)	(1,382)	62	(186)	(2,776)	93
Other income (expense)	101	(82)	223	108	(810)	113
Net income (loss)	$(428)	$(1,464)	71	$(78)	$(3,586)	98

For the periods ended June 30, 2004 compared to the period ended June 30, 2003.

Net Revenues.  The increase in notation revenue is due to the 2004 releases of our Finale and PrintMusic software products.  Finale 2004 has been our best selling release for both the Windows and Macintosh versions.  Also, Finale 2004 for Macintosh, the first version of Finale that is compatible with the Macintosh OS X operating system, was released in January 2004 compared to a July 2002 release of Finale 2003 for Macintosh.  Finale sales customarily are highest upon release of a new version, and sales decline throughout the year until the next release.  PrintMusic sales were $288,000 in the quarter ended June 30, 2004 and $520,000 for the six months ended June 30, 2004.  This is $148,000 and $170,000, respectively, greater than the corresponding periods of 2003.  In May of 2004, we released our first upgrade of PrintMusic in two years.  For the trailing twelve months ended June 30, 2004, revenues from the Finale family of products were $9,047,000.  This represents growth of 29% over the corresponding trailing twelve-month period a year earlier, which is higher than our historical annual growth trends for Finale software.

In addition, revenue for our SmartMusic subscription service, which was launched in November 2001 for schools and June 2002 for home users, continues to grow.  SmartMusic revenue for the second quarter ended June 30, 2004 increased by 79% over the second quarter of the prior year on the strength of subscription growth.  Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones.  Revenue for the prior year also includes sales of SmartMusic applications and accompaniments.  Applications and accompaniments are no longer being sold separately with SmartMusic being distributed exclusively as monthly or annual subscriptions.

The total number of SmartMusic subscriptions as of June 30, 2004 was more than 25,000, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $725,000, which represents a 33% increase over the annual run rate as of December 31, 2003 and a 94% increase over the run rate as of June 30, 2003.

SmartMusic subscriptions and revenues fall into three main categories:  schools, school-sponsored homes, and regular home subscriptions.  As of June 30, 2004, we had:

•                  More than 2,500 schools subscribing to the SmartMusic service with over 7,560 subscriptions.  This is a net increase of approximately 380 schools and 1,760 subscriptions since December 31, 2003.  These schools’ subscriptions correspond to annual subscription revenue of $285,000 to be recognized over the subscription period, of which $67,000 was recorded as revenue in the quarter ended June 30, 2004.

•                  More than 460 schools participating in the school-sponsored home subscription program, for a total of 16,550 school-sponsored home subscriptions generating annual revenue of $285,000 as of June 30, 2004, with $61,000 recorded in the quarter ended June 30, 2004.  This is an increase of approximately 130 schools and 6,150 school-sponsored home subscriptions since December 31, 2003.

•                  More than 1,600 regular home subscribers with annual revenue of $155,000, approximately 350 more than at December 31, 2003, with $36,000 recorded as revenue in the quarter ended June 30, 2004.

Deferred SmartMusic subscription revenue coming from the subscription programs, to be recognized over the balance of the current subscription period, was $400,000 as of June 30, 2004 compared to $200,000 at June 30, 2003, an increase of $200,000, or 100%.  Deferred SmartMusic revenue represents the revenue yet to be recorded on current subscriptions.  This differs from the $725,000 run rate, which is the total revenue for twelve months on all combined monthly and annual subscriptions that are held by customers as of June 30, 2004, because deferred revenue includes only annual subscriptions and is only for the portion of the year remaining until the subscription period ends.  The run rate does not include any forecasts of new customers, but gives the annual revenue assuming that we maintain our current customers at their current subscription level.  We believe that the presentation of the annual run rate provides useful information to investors regarding the success of the subscription program by disclosing the amount of revenue that is earned on an annual basis from all current customers, as opposed to deferred revenue that shows only a portion of revenue or quarterly posted revenue that is historical information.  These financial measures should be considered in addition to, and not a substitute for, financial measures prepared in accordance with GAAP.

We expect that the effects of partnerships with Hal Leonard and Conn-Selmer, both of whom are distributing SmartMusic with their products, will begin to take effect and add to our customer base over the course of the 2004-5 academic year.

Gross Profit.  Gross profit of $1,893,000 for the quarter ended June 30, 2004 was $837,000, or 79%, greater than the quarter ended June 30, 2003.  Gross profit of $4,574,000 for the six-month period ended June 30, 2004 was $2,243,000, or 97%, greater than the six-month period ended June 30, 2003.  These increases are due to the increased revenues described above.  Gross margins as a percentage of sales were higher than the corresponding 2003 periods because most of the revenue increase was generated by Finale, a relatively high margin product.

Website Development Expenses.  Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the Finale and SmartMusic websites and other underlying technology infrastructure.

Content and Product Development Expenses.  Content and product development expenses consist primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products and the SmartMusic subscription product and accompaniment library.  We have reduced payroll and contract expenses from the second quarter of the prior year.  We will continue to develop upgrades of the Finale family of products on a regular basis for the Macintosh and Windows platforms as well as upgrades to the SmartMusic application.

Selling and Marketing Expenses.  The increase in sales and marketing expense for the second quarter ended June 30, 2004 is directly related to the success of Finale sales.  Sales incentive bonuses have been higher due the additional sales achieved in the six-month period.  This has been offset by expense reductions due to the consolidation of SmartMusic marketing in Minneapolis with the closing of the France office as of April 30, 2003 as well as the timing of direct marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses relating to financing activities, amortization of certain intangible assets with definite lives, and other general corporate expenses.  The decreases primarily relate to expense reductions resulting from the closing of our France operations.

Net Loss from Operations.  We recorded a net loss from operations of $529,000 for the quarter ended June 30, 2004, compared with a net operating loss of $1,382,000 for the quarter ended June 30, 2003.  Year-to-date, our operating loss is 93% less than the year-to-operating loss as of June 30, 2003.  The higher gross profit due to higher Finale and PrintMusic sales made up the most significant improvement in operating earnings.

Net Income (Loss).  We recorded a net loss of $428,000, or $0.13 per basic and diluted share, for the quarter ended June 30, 2004 compared to a net loss of $1,464,000, or $0.44 per basic and diluted share, for the quarter ended June 30, 2003.  For the six months ended June 30, 2004, net loss of $78,000, or $0.02 per share, is $3,508,000 less than the net loss of $3,586,000, or $1.18 per share in the same period of 2003.  In addition to the improvement in net loss resulting from the increased revenues, 2003 six-month results also include $706,000 of interest expense relating to the conversion of bridge loan debt into equity in the quarter ended March 31, 2003 (see Note 2).

Liquidity and Capital Resources.  Net cash provided by operating activities was $525,000 for the six months ended June 30, 2004, compared to $1,977,000 of cash used for operating activities in the six months ended June 30, 2003.  The increase in operating cash is provided by the decrease in the net loss resulting from the higher sales level.  The amount of the decrease due to higher sales is partially offset by a reduction in non-cash expenses, particularly a $718,000 non-cash interest expense in 2003 related to the conversion of bridge loan debt to equity (see Note 2).  In addition, accounts receivable increased by $288,000 for the six months ended June 30, 2004, $340,000 more than the first six months of the prior year due to increases in dealer sales from the Finale release.  In total, cash increased by $317,000 for the six months ending June 30, 2004 in comparison to an increase of $29,000 for the six months ended June 30, 2003.  A private financing completed in March 2003 yielded $2,120,000 in cash, net of related costs.  There has been no additional financing in the first six months of 2004.

We have significantly improved operating cash flow over the last several quarters and the second quarter of 2004 is our fourth consecutive quarter of positive operating cash flow.  The company’s quarterly revenues are normally cyclical, with the first and second quarters being historically lower than the third and fourth quarters.  The cyclical nature is mainly due to the timing of Finale family upgrade releases, which typically occur in the third or fourth quarter.  However, with the later than normal release of Finale 2004 for Macintosh (in January 2004), the continued strong sales of Finale 2004 for both Windows and Macintosh, and the release of a new version of PrintMusic, revenues in the first and second quarters of 2004 were higher than historical trends.   Based on the recent trend of increasing operating cash, the growth of SmartMusic subscriptions, and the planned summer release of Finale 2005, the Company expects to achieve positive cash flow for the year 2004.  If we do not meet our anticipated revenue levels due to a significantly later than anticipated release or a decrease in demand for our products, management is committed to expense reductions in sales and marketing and other areas as necessary to ensure the conservation of adequate cash to continue to finance operations.  If further expense reductions do not offset the decrease in revenue, we may have to seek additional financing.  However, management believes that the company has sufficient cash to finance operations for the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

(a)               Evaluation of disclosure controls and procedures.  After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report, our chief executive officer and acting principal financial and accounting officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange commission.

(b)              Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this report generally relate to our ability to generate positive cash flow, our expectations regarding increasing sales, the timing of product updates, sufficiency of and ability to obtain additional capital, product development, market introduction and sales efforts.  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements.  We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf.  These factors include, but are not limited to, our possible need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the success of our Internet business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; the changing governmental regulation we may face; the risks of doing business internationally; our dependence on key personnel and the proprietary nature of our technology; the market volatility of our stock; potential market delisting; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB).  It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results.  As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions.  Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.

PART  II.  OTHER INFORMATION

Item 6.                     Exhibits and Reports on Form 8-K.

(a)  Exhibits:  See the attached exhibit index.

(b)  Reports on Form 8-K:  On May 5, 2004, an 8-K was furnished pursuant to Item 12 announcing financial results for the quarter ended March 31, 2004.

On May 19, 2004, an 8-K was filed containing a press release announcing the resignation of Sean Lafleur as Chief Executive Officer and the naming of Chief Financial Officer Bill Wolff as the new Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 4, 2004	MAKEMUSIC INC.

	By:	/s/ William R. Wolff
William R. Wolff, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Michael L. Liston
Michael L. Liston, Corporate Controller (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB

Quarter ended June 30, 2004

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