Form 10QSB
period 2004-09-30
MAKEMUSIC INC
filed 2004-11-04
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

As of October 20, 2004, there were 3,381,321 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

MakeMusic! Inc.

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,815	$1,467
Accounts receivable, net	668	494
Inventories	341	273
Value added tax receivable	40	32
Prepaid expenses and other current assets	142	175
Total current assets	3,006	2,441
Property and equipment, net	241	280
Goodwill, net	3,630	3,630
Capitalized software products	438	599
Intangible assets, net	1,030	1,718
Other non-current assets	103	88
Total assets	$8,448	$8,756

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$371	$417
Accrued compensation	834	798
Accrued expenses and other current liabilities	317	353
Current portion of long-term debt and capital lease obligations	6	57
Reserve for product returns	299	355
Deferred revenue	568	660
Total current liabilities	2,395	2,640

Capital lease obligations, net of current portion	17	21

Shareholders’ equity:
Common stock	34	34
Additional paid-in capital	61,574	61,553
Accumulated deficit	(55,529)	(55,339)
Deferred compensation	(43)	(153)
Total shareholders’ equity	6,036	6,095
Total liabilities and shareholders’ equity	$8,448	$8,756

NOTE:          The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not reflect all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

MakeMusic! Inc.

Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

NET REVENUE	$2,662	$2,246	$8,260	$5,281

COST OF REVENUES	433	514	1,457	1,218

GROSS PROFIT	2,229	1,732	6,803	4,063

OPERATING EXPENSES:
Website development expenses	159	140	441	349
Content and product development expenses	588	530	1,534	1,621
Selling and marketing expenses	820	844	2,599	2,667
General and administrative expenses	776	963	2,529	2,946

Total operating expenses	2,343	2,477	7,103	7,583

LOSS FROM OPERATIONS	(114)	(745)	(300)	(3,520)

Interest income/(expense), net	2	(13)	4	(745)
Gain on forgiveness of debt	—	542	—	542
Other income/(expense), net	—	—	108	(76)
Net (loss) before income tax	(112)	(216)	(188)	(3,799)

Income Tax	—	—	(2)	(2)
Net loss	$(112)	$(216)	$(190)	$(3,801)

Basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.06)	$(1.21)

Weighted average common shares outstanding	3,380,762	3,356,330	3,367,894	3,147,939

MakeMusic! Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating activities
Net loss	$(112)	$(216)	$(190)	$(3,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	318	341	990	988
Depreciation and amortization of property and equipment	47	67	146	309
Amortization of deferred compensation	35	38	110	118
Interest on bridge loan and discount	—	5	—	723
Issuance of stock options and warrants for services	2	58	7	60
Forgiveness of debt	—	(542)	—	(542)
Foreign currency translation loss recorded	—	—	—	145
Increase (decrease) in cash from:
Accounts receivable	115	(167)	(173)	(115)
Inventories	(79)	(68)	(69)	(44)
Prepaid expenses and other current assets	—	7	3	41
Accounts payable	(24)	209	(46)	(184)
Accrued liabilities and product returns	(158)	204	(60)	72
Deferred revenue	(40)	139	(93)	329
Net cash provided by (used in) operating activities	104	75	625	(1,901)

Net cash used in investing activities
Purchases of property & equipment	(44)	(46)	(107)	(113)
Capitalized development and other intangibles	(30)	(91)	(134)	(165)
Net cash used in investing activities	(74)	(137)	(241)	(278)

Net cash (used in) provided by financing activities
Issuance of common stock	3	—	15	2,119
Proceeds from long-term debt	—	497	—	519
Payments on long-term debt and capital leases	(2)	(125)	(51)	(120)
Net cash provided by (used in) financing activities	1	372	(36)	2,518
Net increase in cash and cash equivalents	31	310	348	339
Cash and cash equivalents, beginning of period	1,784	1,498	1,467	1,469
Cash and cash equivalents, end of period	$1,815	$1,808	$1,815	$1,808

Supplemental disclosure of cash flow information
Interest paid	$—	$13	$2	$36
Tax	$—	$—	$2	$2

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1             Accounting Policies.  The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period.  The operating results for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.  These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

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

In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares were issued for the $2,265,000 million received from investors at the full private placement price of $3.20.  As of September 30, 2004, 3,381,321 shares of common stock were issued and outstanding.

Note 3             Net Loss Per Share.  Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period.  The following table summarizes the shares of stock included in calculating earnings per share for the quarters and nine months ended September 30, 2004 and 2003 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding	3,380,762	3,356,330	3,367,894	3,147,939
Dilutive effect of stock options and warrants	—	—	—	—
Equivalent average common shares outstanding – diluted	3,380,762	3,356,330	3,367,894	3,147,939

The computation of fully-diluted loss per share excluded stock options and warrants to purchase 466,627 and 311,724 shares as of September 30, 2004 and 2003, respectively.

Note 4                         Income Tax (Expense) Benefit.   The Company did not record a provision for income tax in the three or nine months ended September 30, 2004 due to the fact the Company recorded net losses for such periods.  The only income tax expense recorded in the nine months ended September 30, 2004 was for minimum state income tax payments.  Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2003.

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

	Quarter Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss as reported	$(112)	$(216)	$(190)	$(3,801)
Stock compensation recorded under APB 25	36	40	111	131
Stock compensation recorded under FAS 123	(81)	(151)	(295)	(318)
Pro forma net loss	$(157)	$(327)	$(374)	$(3,988)
Basic and diluted net loss per share:
As reported	$(0.03)	$(0.06)	$(0.06)	$(1.21)
Pro forma	$(0.05)	$(0.10)	$(0.11)	$(1.27)

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

Our continued focus on developing our market opportunities and achieving positive operating cash flow has resulted in five consecutive quarters of positive operating cash flow and growing revenues. The strength of our Finale 2004 product, which included the first version compliant with Macintosh OS X released in January 2004, the timely release of our Finale 2005 version, in both the Windows and Macintosh together on the same disk for the first time, in August 2004, as well as an upgrade release of our PrintMusic® software product, have helped us to be operating cash positive in the first nine months of 2004.  With the fourth quarter historically having better cash flow than quarters one and two due to the annual release of the Finale upgrade and educational customers purchasing products based on the school-year calendar, we expect to be operating cash flow positive for the full year of 2004.

SmartMusic® is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings.  SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice — following their spontaneous tempo changes like a human accompanist.  Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments.

We expect SmartMusic to act as our growth engine to take us beyond our traditional strength in notation software.  With its recurring revenues, SmartMusic is an important part of our business with a subscription-based model that leverages relationships with music educators and their students.  We expect alliances with industry leading partners such as Hal Leonard and Conn-Selmer to provide significant growth opportunities beginning next year and growing over time.  While it is difficult to predict the volume increase these alliances may produce, we are confident that we will be ready for the growth these relationships may present.

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

As of September 30, 2004, losses from operations have resulted in an accumulated deficit of $55,529,000.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003, we identified critical accounting policies and estimates for our business.

Results of Operations

The following table summarizes key operating information for the nine months ended September 30, 2004 and 2003.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Chg	2004	2003	% Chg
Notation revenue	$2,394	$2,038	17	$7,551	$4,835	56
SmartMusic revenue	262	164	60	661	395	67
Other revenue	6	44	(86)	48	51	(6)
Net revenue	2,662	2,246	19	8,260	5,281	56
Cost of revenues	433	514	(16)	1,457	1,218	20
Gross profit	2,229	1,732	29	6,803	4,063	67
Percentage of net sales	84%	77%		83%	77%

Website development expense	159	140	14	441	349	26
Content and product development expenses	588	530	11	1,534	1,621	(5)
Selling and marketing expense	820	844	(3)	2,599	2,667	(3)
General and administrative expense	776	963	(19)	2,529	2,946	(14)
Total operating expense	2,343	2,477	(5)	7,103	7,583	(6)
Operating income (loss)	(114)	(745)	85	(300)	(3,520)	91
Other income (expense)	2	529	(100)	110	(281)	139
Net income (loss)	$(112)	$(216)	48	$(190)	$(3,801)	95

For the periods ended September 30, 2004 compared to the periods ended September 30, 2003.

Net Revenues.  The increase in notation revenue is due to the 2004 releases of our Finale and PrintMusic software products.  Finale 2004 was our best selling release for both the Windows and Macintosh versions.  Also, Finale 2004 for Macintosh, the first version of Finale that is compatible with the Macintosh OS X operating system, was released in January 2004 compared to a July 2002 release of Finale 2003 for Macintosh.  Finale sales customarily are highest upon release of a new version, and sales decline throughout the year until the next release.  Finale 2005 was released in August 2004 with both Windows and Macintosh versions on a single disk.  PrintMusic sales were $274,000 in the quarter ended September 30, 2004 and $794,000 for the nine months ended September 30, 2004.  This is $148,000 and $297,000, respectively, greater than the corresponding periods of 2003.  In May of 2004, we released our first upgrade of PrintMusic in two years.  For the trailing twelve months ended September 30, 2004, revenues from the Finale family of products were $9,403,000.  This represents growth of 41% over the corresponding trailing twelve-month period a year earlier, which is higher than our historical annual growth trends for Finale software.

In addition, revenue for our SmartMusic subscription service, which was launched in

November 2001 for schools and June 2002 for home users, continues to grow.  SmartMusic revenue for the third quarter ended September 30, 2004 increased by 60% over the third quarter of the prior year on the strength of subscription growth.  Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals.  Revenue for the prior year also includes sales of SmartMusic applications and accompaniments.  Applications and accompaniments are no longer being sold separately with SmartMusic being distributed exclusively as monthly or annual subscriptions.

The total number of SmartMusic subscriptions as of September 30, 2004 was more than 29,700, generating an annual run rate (total revenue to be earned on subscriptions over a twelve-month period) of $837,000, which represents a 54% increase over the annual run rate as of December 31, 2003 and an 85% increase over the run rate as of September 30, 2003.

SmartMusic subscriptions and revenues fall into three main categories:  schools, school-sponsored homes, and regular home subscriptions.  As of September 30, 2004, we had approximately:

•                  More than 2,800 schools subscribing to the SmartMusic service with over 8,250 subscriptions.  This is a net increase of approximately 680 schools and 2,450 subscriptions since December 31, 2003.  These schools’ subscriptions correspond to annual subscription revenue of $303,000 to be recognized over the subscription period, of which $69,000 was recorded as revenue in the quarter ended September 30, 2004.

•                  More than 530 schools participating in the school-sponsored home subscription program, for a total of more than 19,650 school-sponsored home subscriptions generating annual revenue of $368,000 as of September 30, 2004, with $82,000 recorded in the quarter ended September 30, 2004.  This is an increase of approximately 200 schools and 9,250 school-sponsored home subscriptions since December 31, 2003.

•                  More than 1,830 regular home subscribers with annual revenue of $167,000, approximately 580 more than at December 31, 2003, with $33,000 recorded as revenue in the quarter ended September 30, 2004.

Deferred SmartMusic subscription revenue coming from the subscription programs, to be recognized over the balance of the current subscription period, was $387,000 as of September 30, 2004 compared to $251,000 at September 30, 2003, an increase of $200,000, or 54%.  Deferred SmartMusic revenue represents the revenue yet to be recorded on current subscriptions.  This differs from the $837,000 run rate, which is the total revenue for twelve months on all combined monthly and annual subscriptions that are held by customers as of September 30, 2004, because deferred revenue includes only annual subscriptions and is only for the portion of the year remaining until the subscription period ends.  The run rate does not include any forecasts of new customers, but gives the annual revenue assuming that we maintain our current customers at their current subscription level.  We believe that the presentation of the annual run rate provides useful information to investors regarding the success of the subscription program by disclosing the amount of revenue that is earned on an annual basis from all current customers, as opposed to deferred revenue that shows only a portion of revenue or quarterly posted revenue that is historical information.  These financial measures should be considered in addition to, and not a substitute for, financial measures prepared in accordance with U.S. GAAP.

Gross Profit.  Gross profit of $2,229,000 for the quarter ended September 30, 2004 was $497,000, or 29%, greater than the quarter ended September 30, 2003.  Gross profit of $6,803,000 for the nine-month period ended September 30, 2004 was $2,740,000, or 67%, greater than the nine-month period ended September 30, 2003.  These increases are due to the increased revenues described above.  Gross margins as a percentage of sales were higher than the corresponding 2003 periods because most of the revenue increase over 2003 was generated by Finale, a relatively high margin product, and cost of sales includes fixed amortization of capitalized software costs, which does not increase with sales increases.

Website Development Expenses.  Website development expenses consist primarily of expenses related to improvement of the design and development of additional features for the Finale and SmartMusic websites and other underlying technology infrastructure.

Content and Product Development Expenses.  Content and product development expenses consist primarily of internal payroll and payments to third parties for the development and ongoing maintenance of Finale notation products and the SmartMusic subscription product and accompaniment library.  Year-to-date, we have reduced payroll and contract expenses from the prior year.  However, additional labor was used in the third quarter ended September 30, 2004 to complete the programming for Finale 2005.  We will continue to develop upgrades of the Finale family of products on a regular basis for the Macintosh and Windows platforms as well as upgrades to the SmartMusic application.

Selling and Marketing Expenses.  The year-to-date decrease in sales and marketing expenses is due to reductions due to the consolidation of SmartMusic marketing in Minnesota with the closing of the France office as of April 30, 2003.  In addition, some marketing expenses are lower due to a delay in the marketing of a SmartMusic upgrade.

General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, amortization of certain intangible assets with definite lives, facilities, and other general corporate expenses.  The decreases primarily relate to expense reductions resulting from the closing of our France operations.

Net Loss from Operations.  We recorded a net loss from operations of $114,000 for the quarter ended September 30, 2004, compared with a net operating loss of $745,000 for the quarter ended September 30, 2003.  Year-to-date, our operating loss of $300,000 is 91% less than the year-to-operating loss of $3,520,000 as of September 30, 2003.  The improvement in operating loss is due to higher gross profit resulting from the Finale and PrintMusic sales plus decreases in operating expenses from the closing of the France office.

Net Income (Loss).  We recorded a net loss of $112,000, or $0.03 per basic and diluted share, for the quarter ended September 30, 2004 compared to a net loss of $216,000, or $0.06 per basic and diluted share, for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004, net loss of $190,000, or $0.06 per share, is $3,611,000 less than the net loss of $3,801,000, or $1.21 per share in the same period of 2003.  In addition to the improvement in net loss resulting from the increased revenues, 2003 nine-month results also include $706,000 of interest expense relating to the conversion of bridge loan debt into equity in the quarter ended March 31, 2003 (see Note 2).

Liquidity and Capital Resources.  Net cash provided by operating activities was $625,000 for the nine months ended September 30, 2004, compared to $1,901,000 of cash used for operating activities in the nine months ended September 30, 2003.  The increase in operating cash is provided by the decrease in the net loss resulting from the higher sales level.  The amount of the decrease due to higher sales is partially offset by a reduction in non-cash expenses, particularly a $718,000 non-cash interest expense in 2003 related to the conversion of bridge loan debt to equity (see Note 2).  The other significant item reducing the cash impact of the lower net loss was a decrease of $93,000 in deferred revenue compared to a $329,000 increase in deferred revenue for the nine months ended September 30, 2003.  Notation deferred revenue has decreased by $177,000 since December 31, 2003 because $165,000 of revenue that was deferred until Finale was compliant with Macintosh OS X was realized when Finale 2004 for Windows was delivered during 2004.

We have significantly improved operating cash flow over the last several quarters and the third quarter of 2004 is our fifth consecutive quarter of positive operating cash flow.  Our quarterly revenues are normally cyclical, with the first and second quarters being historically lower than the third and fourth quarters.  The cyclical nature is mainly due to the timing of Finale family upgrade releases, which typically occur in the third or fourth quarter.  However, with the later than normal release of Finale 2004 for Macintosh (in January 2004), the strong sales of Finale 2004 for both Windows and Macintosh, the release of Finale 2005 for both Windows and Macintosh in August 2004, and the release of a PrintMusic upgrade, revenues in the first three quarters of 2004 were higher than historical trends.  Based on the recent trend of increasing operating cash, the growth of SmartMusic subscriptions, and the release of Finale 2005, we expect to achieve positive cash flow for the year 2004.  If we do not meet our anticipated revenue levels due to a decrease in demand for our products, management is committed to expense reductions in sales and marketing and other areas as necessary to ensure the conservation of adequate cash to continue to finance operations.  If further expense reductions do not offset the decrease in revenue, we may have to seek additional financing.  However, management believes that we have sufficient cash to finance operations for the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report, our chief executive officer and acting principal financial and accounting officer, with the participation of our management, have concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange commission.

(b)  Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this report generally relate to our ability to generate positive cash flow, our expectations regarding increasing sales, the impact of strategic alliances, the timing of product updates, sufficiency of and ability to obtain additional capital, product development, market introduction and sales efforts.  Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements.  We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf.  These factors include, but are not limited to, our possible need for and ability to obtain additional capital; the market acceptance of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of our SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB).  It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results.  As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions.  Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.

PART  II.  OTHER INFORMATION

Item 6.           Exhibits.

(a)  Exhibits:  See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 4, 2004	MAKEMUSIC INC.

	By:	/s/ William R. Wolff
William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Michael L. Liston
Michael L. Liston, Corporate Controller
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB

Quarter ended September 30, 2004

Exhibit No.	Description

10.18	Employment Contract for William R. Wolff.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Corporate Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Corporate Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management agreement of compensatory plan or arrangement.