Form 10KSB
period 2004-12-31
MAKEMUSIC INC
filed 2005-03-22
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Issuer’s revenues for its most recent fiscal year: $11,240,000

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 8, 2005 was approximately $13,137,735 based upon the closing price of the Registrant’s Common Stock on such date.

There were 3,419,464 shares of Common Stock outstanding as of March 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     MakeMusic! Inc., a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are SmartMusic®, the complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library and Finale®, the world’s best-selling music notation software.

     SmartMusic is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings. SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice – following their spontaneous tempo changes like a human accompanist. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.

     For over a decade, Finale has been the world’s best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music.

Strategy

     MakeMusic! works with teachers and publishers in a proactive collaboration to meet the needs of active music makers and to develop products for them. The long-term leadership established by our Finale software with music educators internationally provides MakeMusic! with credibility in the marketplace to capitalize on the development of SmartMusic and other new products.

     The worldwide market for products and services sold to student, hobbyist and professional musicians is estimated by the Company to be approximately $15.5 billion, with music software as one of its fastest-growing segments. As music educators and parents search for ways to make student practicing more fun and productive, MakeMusic! is building on its current leadership position to become a key driver in the future of music education. Possessing many key technologies that can be combined and expanded upon, in a cost-effective manner, we believe we are uniquely positioned to offer continuous innovation to music makers.

     MakeMusic’s business strategy is characterized by the following principles:

     Focus on meeting the needs of a highly influential niche market. By focusing on providing superior, long-lasting solutions for music educators, MakeMusic! gains exceptional access to the larger market of student and hobbyist musicians at the lowest possible cost.

     Deliver high-quality patented technologies and licensed content. The complexity of the notation and Intelligent Accompaniment technologies at the core of MakeMusic’s products represent a significant barrier to entry to competition. Furthermore, we hold licenses to a major library of music, adding to this barrier.

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

     Leverage an extensive customer database for targeted and personalized direct marketing. With an active database of nearly a half-million musicians, MakeMusic! is able to target, personalize and develop each customer’s buying potential in an optimal fashion. Supporting this initiative, MakeMusic’s management has gained operational experience in world-class customer relationship management businesses.

     Grow the SmartMusic business through the leveraged support of music educators. MakeMusic! introduced an annual subscription for teachers late in 2001 and a monthly subscription for home users in the spring of 2002. In October 2002, we launched the school-sponsored home subscription program, allowing schools to sponsor their students’ home use of SmartMusic at substantial discounts.

     Maintain and strengthen Finale market leadership and revenues. Finale music notation software is accepted worldwide as the industry standard. We will seek to maintain Finale revenues by continuing to introduce innovative upgrades to its products. MakeMusic! intends to grow revenues by expanding coverage throughout the world and more aggressively pursuing the marketing of products outside the U.S.

     Partner with leading industry players. MakeMusic! is continuing to pursue and expand strategic alliances with entities that have the marketing power and capital resources to fully exploit SmartMusic’s potential around the world. We will also pursue alliances that enhance our technology base into complementary music and educational markets. Already, we have forged key strategic relationships with: McGraw-Hill, the largest music textbook publisher; Hal Leonard Corporation, the largest sheet music publishing company; Conn-Selmer, the largest manufacturer of band and orchestral instruments and accessories in the United States; and Berklee College of Music, the world’s premier learning lab for the music of today.

     Grow the business step by step. MakeMusic! currently has sufficient capital necessary to continue the product development and marketing efforts necessary to grow our business. We are planning to continue business development with attention to careful cash management while continuing to grow revenues with a view to attaining profitability as soon as possible.

Products

     SmartMusic. SmartMusic® is a complete, interactive, computer-based music system that transforms and modernizes the way a musician practices by providing human-like accompaniment in a wide range of musical styles performed by orchestras, jazz trios, rock bands, and other musical ensembles. Its key innovation, the patented Intelligent Accompaniment®, enables SmartMusic to listen to a musician as he sings or plays and follow his spontaneous tempo changes. In addition, SmartMusic allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation, adjust the degree to which the accompaniment follows the musician, control tempo, transpose the music into any key, play with or without repeats or designate sections of the music to cut. The software also includes self-assessment features and allows the user to record his performance and send it by e-mail. The prototype technology upon which the SmartMusic system is based was patented by Carnegie Mellon University and licensed to us. We then significantly enhanced the prototype technology with our own proprietary technology and additional patented features, producing a marketable product. SmartMusic is a unique product that has won numerous awards as well as the support of world-class musicians such as Wynton Marsalis, James Galway, Dawn Upshaw and others.

     Via a subscription, schools, students and hobbyists have access to over 30,000 licensed accompaniments including elementary band methods, classical, jazz, pop, rock, movie, theater, and holiday titles. We have entered into license agreements with top music publishers to produce synthesized versions of musical arrangements for use with SmartMusic. We have also received the exclusive rights from certain major publishers to all solo classical works for voice, woodwinds, brass, percussion, strings and keyboard for the purpose of musical accompaniment products, which respond in real time to the musician. We have developed our accompaniment selection based on a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold at retail in the United States. In the future, we plan to continue expansion of our library of accompaniments to cover a broad spectrum of musical genres, instruments and skill levels as well as international preferences for music performance. Further, users of our notation software (see below) can create their own accompaniments, which can be played by SmartMusic subscribers.

     In addition, SmartMusic users have access to a selection of accompaniments to more than 50,000 skill-development exercises based on scales, intervals, arpeggios and twisters. The products also feature warm-up exercises for vocalists, the ability to insert tempo changes with variations in speed, and the ability to insert breath marks and cues to wait for a particular tone. These “variables” can be saved with the music, creating a personally customized version of the accompaniment. SmartMusic provides accompaniments for band and string instruments as well as vocalists.

     We launched our website www.smartmusic.com and started to market SmartMusic on a licensed subscription basis to schools in the United States in December 2001 with a decreasing price scale ranging from $90 per year for the first subscription down to $20 per year for the fourth and subsequent subscriptions.

     The home subscription program, priced at $9.95 per month or $90 per year, was launched in spring 2002. In response to teachers’ requests to have an offer which would encourage all their students to use SmartMusic at home, we developed and launched our school-sponsored home subscription program in October 2002, which allows participating students to buy a subscription for $20 per year as long as the school signs up at least 10 students. The students can get their subscription directly from the www.smartmusic.com website using a code generated by their teachers. In 2005, we plan to expand the ability to generate codes beyond teachers to include organizations of musicians. We believe that the SmartMusic subscription-based revenue model, with its recurring stream of revenues, offers a significant opportunity to increase profitability. We also sell a packaged box Subscription Starter Kit through dealers, that includes a one-year subscription plus a vocal and instrumental microphone for a suggested retail price of $119.95.

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

     The Finale product is generally recognized as one of the most powerful and comprehensive notation software products in the world. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its “hyperscribe” feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.

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

     The Finale® Allegro® product, a value priced version of the powerful Finale music notation software product, was introduced in 1993. The Allegro music notation software product retails for $199 and contains a subset of the notation tools contained in the Finale product. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create “lead sheets” for other musicians, and is therefore known as, “the MIDI User’s Choice for Music Notation.”

     In October 2002, we introduced Finale® Guitar, a value priced version of Finale for guitar players that retails for $99.95. The newest addition to our award-winning Finale music notation software line offers powerful new features for guitarists and fretted instrument players, as well as file compatibility with Finale. Special features just for the guitar include TAB notation features that allow users to enter music in a traditional staff and see it displayed automatically in a TAB staff or vice versa, an extensive library of special symbols and shapes used with notation for standard guitar or any of the more than fifty fretted instruments Finale Guitar supports, and a feature that allows users to input notes with a MIDI guitar and see instant TAB notation.

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

     Finale® NotePad® is a downloadable freeware introduction to the Finale notation family. As of December 31, 2004, there are 1,067,500 unique users of Finale NotePad with over 1,600,000 total downloads of NotePad products.

     Late in 2002, we introduced Finale® NotePad® Plus, an upgraded version of NotePad available for customers to download for $24.95. NotePad Plus turns any standard MIDI file into sheet music. Whether using MIDI files from a person’s own sequencer or accessing the thousands of available Internet MIDI files, NotePad Plus is a cost-effective route to converting playback files into sheet music.

Synergy Between Product Lines

     From a technology perspective, there are considerable synergies between the SmartMusic business and the Finale notation business. This is because the products benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display sheet music, exercises, beginning band method songs, etc. It is this same technology that puts red and green notes on the screen to show SmartMusic students what they did wrong and how to do it right. Similarly, the SmartMusic pitch recognition technology is used within Finale in its MicNotator® feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone. Indeed, the synergistic integration between SmartMusic and Finale notation products represents a significant differentiator for our notation products in the marketplace. Likewise, the ability to effortlessly create SmartMusic repertoire using the Finale product is a major benefit for SmartMusic customers.

     More important than the technology synergies, however, are the market and customer synergies. We estimate that Finale is well-established in over 30,000 schools, all of which are targets for SmartMusic. The school decision-makers, teachers, know and respect Finale and are willing to learn about new products from MakeMusic! Similarly, the Finale channels of distribution are anxious to build upon their continuing Finale sales with new products from MakeMusic!

Technology Infrastructure

     The MakeMusic! Inc. data center is operated internally, offering extensive uptime and connectivity to the Internet backbone via dual dedicated T1 connections provided by Qwest®. For maximum reliability, all our servers utilize redundant arrays of independent disks for information backup as well as redundant power. We are currently utilizing Compaq®, SUN® and Cisco® hardware solutions running under Microsoft Windows® and Solaris® platforms. Web services are run on Microsoft IIS® and Apache® servers. A combination of Microsoft SQL® and Oracle® are used for database applications. Our entire network is monitored twenty-four hours a day, seven days a week and is fully scalable and upgradeable for future growth.

     www.smartmusic.com. The SmartMusic website distributes our SmartMusic subscription product and SmartMusic accessories.

     www.finalemusic.com. The Finale website promotes notation products and e-commerce with mail-order fulfillment and also downloads of Finale NotePad and Finale® NotePad® Plus.

     www.makemusic.com. The MakeMusic! website includes information on the Company and both its notation and SmartMusic products. It provides links to www.smartmusic.com and www.finalemusic.com for people wanting to make purchases of the Company’s products.

Marketing, Sales and Distribution

     SmartMusic. MakeMusic! believes its future revenue growth will be driven by its proprietary, patented product SmartMusic, the world’s first computer software that is a complete music practice system. SmartMusic features its award-winning Intelligent Accompaniment technology and the world’s largest library of interactive music accompaniments.

     The market for SmartMusic is large, with at-home use being the biggest potential market. There are over 100,000 school buildings in the U.S. that have nearly 15 million students enrolled in band, orchestra and choir programs. The school-sponsored home subscription offering encourages teachers to be advocates to students and parents for SmartMusic at home. Our expanding subscription sales model is likely to result in increased profit margins because of a recurring stream of revenues and cash flow, depending on the rate at which schools will adopt the SmartMusic system and on our success in establishing long-term customer relationships with the SmartMusic subscribers. We plan to focus on adoption and customer satisfaction to leverage the school-sponsored home subscription model.

     MakeMusic! intends to utilize a variety of marketing channels to achieve the best mix for profitable growth. In the United States and Canada, SmartMusic is being marketed by traditional direct mail, e-marketing, member-get-member initiatives, trade show exposure at over 40 state music educator conferences and advertising in targeted print media. We are also recruiting experienced music educators to join our educator support system (“ESS”), through which they help us reach their fellow music educators.

     In addition, we have developed SmartMusic Intelligent Accompaniment software for Hal Leonard’s Essential Elements®, the world’s best-selling method books for beginning band students. This is part of a strategic partnership with Hal Leonard Corporation, the world’s largest sheet music publisher. This relationship is very important because students usually start to play in a school band in the fifth grade. In the United States alone, there are approximately 2.5 million fifth graders starting band every year. If many of these students have a successful experience starting out with SmartMusic, they will likely become users of other MakeMusic! products, including Finale software and new products introduced in the future. As a result of a special marketing and licensing agreement, Hal Leonard offers SmartMusic in its Essential Elements book 1 for both band and orchestra students, reaching approximately 1 million students per year. Students receive a free trial offer giving them access to accompaniments to the first half of the book; and they will receive an offer to purchase access to the second half of the book as well as to become regular subscribers thereafter.

     Though the primary distribution for SmartMusic subscriptions is via the www.smartmusic.com website (linked with www.makemusic.com, and www.finalemusic.com), we also have a network of education dealers and distributors supporting the Subscription Starter Kit of SmartMusic designed for sale at retail. Distributors service the music instrument retailers, college bookstore and educational software markets. We are also working with key dealers to implement a beginning band instrument rental opportunity.

     A future marketing strategy is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music makers’ community while sharing in the revenues from recurring SmartMusic subscription fees. Offering SmartMusic is extremely easy for a partner site since we project SmartMusic onto their site from our own servers and handle all transactions including back office functions.

     The international marketplace in Europe, Latin/South America and Asia is significantly larger than the North American market. China’s increasing participation in global trade and improved western relations is anticipated to soon open up the single largest market for music software technology like SmartMusic. In Europe, distributors in key territories including the United Kingdom and Germany are currently marketing SmartMusic. The Subscription Starter Kit will assist in expanding their efforts. The majority of SmartMusic’s worldwide exposure is driven by successes in the efforts of ESS members and our own web-based initiatives and presence to date.

     We also intend to continue to deepen the integration with notation technology.

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

     Internationally, Finale notation products are represented by one or more key distributors in 32 overseas territories, primarily in Europe and Japan. Available in six different languages, Finale generates approximately 20% of its sales over 125 countries abroad. We believe the international markets present an additional opportunity for future growth.

     Music makers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is simply saved as a SmartMusic accompaniment and becomes part of the Intelligent Accompaniment system. This interplay provides MakeMusic! with cross-marketing opportunities between Finale and SmartMusic users and products.

     We believe we can significantly build on our Finale notation software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening retail distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows® platform and Macintosh® platform in each of the last eight years. Starting with Finale 2005, released in 2004, all Finale products now operate on both Windows and Macintosh platforms.

Product Development

     We intend to continue to expand our current product offerings by developing products for new applications and markets.

     Website. Website development expense consists of expenses required for design and development of the MakeMusic, SmartMusic and FinaleMusic websites and underlying technology infrastructure. These expenses primarily include personnel costs and payments to third-party service vendors. All of our websites are maintained and updated on a regular basis.

     In addition, we plan to refine the SmartMusic Internet subscription model and further develop its distribution capabilities on other Internet websites.

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

     We have maintained our competitive position in the music notation marketplace in part by focusing our improvement efforts over the past nine years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. We expect to make annual releases of such upgrades. The remainder of the Finale family of products is updated periodically.

     We intend to continue developing music education products with our proprietary music technologies.

Competition

     We believe we are well positioned in music technology markets and benefit from strong barriers to entry for new competitors in our business niches because of our 1) proprietary music notation, Intelligent Accompaniment and music education software; 2) extensive library of licensed content; 3) credibility in the music education marketplace; and 4) relationships with major industry partners. We know of no other musical accompaniment product for band instruments, string instruments, and vocalists that responds to the musician with the exception of In Concert™ by Cakewalk, which is an interactive product for MIDI keyboards. We expect that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic product in that they do not automatically adjust in real time to the musician’s changes in tempo and they do not provide graphical assessment. We believe our SmartMusic system is unique because this product listens to the musician and adjusts accordingly.

     The notation market is highly competitive and continues to have competitors such as Steinberg, Sibelius Software LTD, and Voyetra Inc.

     Competitive factors in marketing the SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space and price. We believe we compete effectively in these areas. In addition, a competitive advantage is that both product lines benefit from shared technologies. For example, the SmartMusic pitch recognition technology is used within Finale in its MicNotator feature, allowing Finale users to enter notes by simply playing an acoustic instrument into a microphone.

Patents

     We have licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment that listens to and follows tempo changes from a live performance. We have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the following capabilities of the software: enhancements to the algorithms, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features we have developed and continuing development of an extensive library of repertoire over the next several years, we do not believe that SmartMusic will be materially affected by the expiration of the CMU patent in 2005.

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

Trademarks

     We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale Allegro®, Finale NotePad®, Finale PrintMusic! ®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, MakeMusic!® , MicNotator®, Net4Music®, Practice Studio®, SmartMusic®, SmartMusic Accompaniments®, SmartMusic Studio®, and The Art of Music Notation®. In addition, the names Coda®, Finale®, Intelligent Accompaniment®, Net4Music®, SmartMusic® and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the U.S. for FinaleScript™, M!™, Finale SongWriter™, FPA™, Finale Performance Assessment™, and Human Playback™. In addition to our own registered trademarks, this report contains references to trademarks owned by third parties.

Manufacturing

     Printing of user manuals, packaging, and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use two subcontractors to perform standard copying and assembling services, including copying product software CD-ROM disks, and assembling the product manuals, disks and other product literature into packages. If either of our subcontractors is unable to perform, there are many alternative vendors that we could use for this service.

Employees

     As of December 31, 2004, MakeMusic! employed 69 full-time employees. We believe our relations with employees are good. None of our employees are covered by a collective bargaining agreement. In addition, we rely on independent contractors to help develop our repertoire or products. We have little difficulty contracting with these individuals and believe that our relationships with them are good. Should we have difficulty securing the services of such persons in the future, it could adversely affect operations.

Available Information

     All reports filed electronically by MakeMusic! with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting the investor relations department at MakeMusic! These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

     While we currently believe that we have sufficient capital, we may have other capital needs. We achieved positive operating cash flow in 2004 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. If we do not maintain positive cash flow, we will need additional capital to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available on terms favorable to us or at all.

     We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of our SmartMusic business and the accompaniment repertoire for SmartMusic. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.

     We are dependent upon our Internet business. We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet as one of our order-processing channels. A number of uncertainties relate to the Internet aspects of our business. If we experience problems developing and maintaining our Internet operations, our sales, operating results and financial condition could be adversely affected.

     We are dependent upon obtaining and maintaining license agreements with music publishers, of which there are a limited number. The world market for music license rights is highly concentrated among a limited number of publishers. We have entered into license agreements with leading music publishers that provide access to certain musical titles for accompaniment development. Many of our contracts with major publishers are not exclusive, which means that similar agreements may be made with competitors or that the publishers themselves may sell the same titles. While we believe that our relationships with these publishers are good, there can be no assurance that we will be able to maintain or expand these relationships. The lack of a sufficient number and variety of musical arrangements would greatly limit the ability to market our products and services.

     Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had education funding cuts, which could potentially negatively impact sales of academic products to the education market.

     We have incurred operating losses in the past and may continue to incur losses in the near future. We have incurred operating losses since inception, and may continue to incur such losses in the near future. Such losses will include non-cash expenses due to the amortization of intangible assets recorded as a result of the reverse merger transaction with Net4Music S.A. in 2000. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to development and marketing efforts, among other things. There can be no assurance that we will ever operate profitably or provide an economic return to the investors.

     We face intense competition. While competition for SmartMusic is relatively limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for our notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.

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

     Additional government regulation of the Internet may impair our ability to fully develop and utilize the Internet as a marketing and distribution medium. Today, there are relatively few enacted laws specifically directed toward online services, and the applicability and scope of such laws is still uncertain, as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S.

     Compliance with foreign laws may require us to change our business practices or restrict our service offerings to an extent that may damage our financial results. Further, changes to existing laws or the passage of new laws affecting the Internet could directly affect the way we do business, create uncertainty on the Internet, reduce demand for our services, increase the cost of doing business, or otherwise harm our business. Our failure to comply with domestic or foreign laws could also subject us to penalties ranging from fines to bans on our ability to offer our services.

     We are dependent upon certain key personnel. We are highly dependent on a limited number of key management, including Bill Wolff and John Paulson, and key technical personnel. The loss of key personnel, or inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.

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

     The market price of our stock may experience volatility. We cannot speculate as to the future market price of our Common Stock. Our Common Stock has experienced, and may continue to experience, significant price volatility due to a number of factors, including fluctuations in operating results, changes in market perspectives for our products, developments in our industry, and general market conditions that may be unrelated to our performance.

ITEM 2. DESCRIPTION OF PROPERTY

     The Minnesota location leases approximately 12,150 square feet of office and warehouse space at 6210 Bury Drive, Eden Prairie, Minnesota 55346. Rent and maintenance payments for the remainder of the lease are approximately $125,000 on an annual basis and the lease expires April 30, 2006. We lease an office in Paris with approximately 600 square feet at 32, Avenue Duquesne, 75007 Paris, France, for current annual net rent of approximately $18,000. We may opt out of the Paris lease effective September 1, 2005. We also lease approximately 200 square feet of space for a sales office in Lyon, France for annual rent of approximately $10,000 with a commitment to lease the property through June of 2005.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we may be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. We are currently participating in negotiations to settle a case with a small French sheet music publisher that claimed wrongful termination of a contract. We believe that the case is without merit, but have accrued $27,000 for a possible settlement. The Company is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 2004.

     On November 17, 2004, former director Francois Duliege, exercised a warrant to purchase 21,673 shares of common stock of MakeMusic! Inc. at an exercise price of $0.50 per share for a total purchase price of $10,836.50. This transaction is exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

     Our common stock trades on The Nasdaq SmallCap Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2004		2003
		High	Low	High	Low

	First Quarter	$3.70	$2.45	$2.90	$1.50

Common	Second Quarter	4.40	2.50	2.85	1.60

Stock	Third Quarter	3.94	3.00	2.59	1.65

	Fourth Quarter	5.95	3.06	3.10	1.58

     As of December 31, 2004, there were approximately 1,500 shareholders including approximately 1,325 beneficial owners. We have never paid cash dividends on any of its securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

     MakeMusic! intends to achieve significant growth as a worldwide leader in music education software. We have traditionally derived revenue through the development, marketing and sales of our notation software products, accepted as market leaders around the world and in six languages. These products continue to grow through regular upgrade releases and natural renewal in the education market. We are also working on developing their full potential internationally.

     SmartMusic, our complete practice software system, is expected to be a growth engine that takes us beyond our strength in notation software. SmartMusic is becoming a very important part of our business with recurring revenue from the subscription-based model that leverages our relationships with music educators and their students. We continue to fine-tune the model to ensure strong acceptance of the SmartMusic subscription service. Due to alliances with industry leading partners such as Hal Leonard and Conn-Selmer, we expect to see substantial growth opportunities in 2005 and in future years. While it is difficult to predict the volume increase these alliances may generate, we are confident that we will be ready for the challenges this growth may present.

     With Finale and SmartMusic, we believe we have the platforms for building a growing business in music education software. We are exploring opportunities to introduce our existing products into new geographic markets through existing distribution partners and new relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies: the editing, display, printing and playback of music notation, pitch recognition, assessment, recording, and Intelligent Accompaniment.

     After two years of streamlining the business and cutting costs, we were able to achieve positive cash flow in the year ended December 31, 2004. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus our improvements in efficiency over the last few years, we feel that we can achieve positive operating cash flow in the future. In spite of tight budgets in the school systems, we are confident that we can continue to move toward profitability due to our improvements in operations, established customer base, and partnerships with education providers.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations:

     Revenue recognition. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant. If a customer is entitled to a pending upgrade, revenue is deferred until delivery of the upgrade. For any sales that include a right of return, we track return history and record a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board (“FASB”) Statement 48 (“FAS 48”), Revenue Recognition When a Right of Return Exists. SmartMusic subscription sales are deferred and amortized to revenue on a pro-rated monthly basis over the life of the subscription.

     Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total. Most international customers pay for the product in U.S. dollars prior to shipment; domestic dealers and distributors that do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years and have a history of minimal uncollectible accounts. Any sales directly to home users are prepaid and schools submit purchase orders for purchases. The Company records a monthly accrual for potential non-payments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes.

     Inventory Valuation. Inventories are stated at the lower of cost or market, cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed.

     Licensing reserves. Our business requires licensing rights to certain technologies and songs that will be used in our product. Many publishers require advance payments in order to license their property, which we booked as prepaid royalties. We periodically analyze the prepayments to estimate the likelihood that we will fully realize the value for the amounts paid in advance for royalties on each song. A reserve is booked against the prepaid royalty asset to estimate the amount that may not be realized.

     Capitalized Software Costs. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when all planning and testing activities are completed. Capitalization of computer software costs shall cease when the product is available for general release to customers. We capitalize the costs of producing additional repertoire to be included with the SmartMusic product and, upon release of a song, amortize the costs over the estimated life of the song, not to exceed three years. Annual development of notation products consists of maintenance costs and are expenses as incurred.

     Post Contract Support. We account for software maintenance in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which states when the sales price of a product includes customer support for several periods and the price of that support is not separately stated, the estimated related costs should be accrued in the same period that the sales price is recognized. We provide unlimited, free technical support to our customers and, therefore, accrue an estimated cost of future support in the period of sale.

     Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. Utilizing a discounted cash flow model as well as an analysis of our market value as determined by the stock market, we assess whether the asset’s carrying value is fully recoverable. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by the asset, risks associated with those cash flows, and the Company’s discount rate to be utilized. If actual results are not consistent with our assumptions, we may be exposed to a goodwill impairment charge that could be material.

     Deferred tax assets. We have U.S. net operating loss carryforwards of approximately $21.5 million, including approximately $7.1 million related to the inactive MakeMusic! SA division, and tax credits of approximately $644,000. The losses and tax credits are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxes. At December 31, 2004, we had net deferred tax assets totaling approximately $9.2 million. Since we could not conclude that this asset is more likely than not to be realized we have recorded a valuation allowance against it for its full amount.

Results of Operations

     The following table summarizes key operating information for the years ended December 31, 2004 and 2003.

				% of
	December 31		Increase	Net
	2004	2003	(Decrease)	Revenue
	(In thousands)
Notation revenue	$10,162	$6,688	$3,474	52
SmartMusic revenue	1,002	585	417	71
Other revenue	76	84	(8)	(10)

Net revenue	11,240	7,357	3,883	53
Cost of revenue	2,054	1,750	304	17

Gross profit	9,186	5,607	3,579	64
Percentage of net sales	81.7%	76.2%
Website development expenses	564	470	94	20
Content and product development expenses	2,125	1,947	178	9
Selling and marketing expenses	3,634	3,605	29	1
General and administrative expenses	3,489	3,881	(392)	(10)

Total operating expenses	9,812	9,903	(91)	(1)

Operating loss	(626)	(4,296)	3,670	85
Interest income	12	17	(5)	(29)
Interest expense	(2)	(778)	776	(100)
Forgiveness of debt	–	542	(542)	(100)
Other income, net	108	54	54	100
Income tax expense	(2)	(1)	(1)	100

Net loss	$(510)	$(4,462)	$3,952	88

Year ended December 31, 2004 compared to the year ended December 31, 2003

     Net revenue. The increase in notation revenue from the prior year is primarily due to the release of Finale 2004 for Macintosh in January 2004. Historically, this version would have been released in August of 2003, shortly after Finale 2004 for Windows was released. However, it was not released until January 2004 due to additional programming required to make it compliant with the Macintosh OS X operating system. In addition, overall sales of the Finale 2004 release were strong compared to previous versions because of the market acceptance of the product. Finale 2005 was released in August 2004 for both Windows and Macintosh platforms. We also released PrintMusic 2004 in the year ended December 31, 2004, which was the first upgrade to PrintMusic in two years and resulted in a $404,000, or 55%, increase in PrintMusic sales.

     The increase in SmartMusic revenue reflects the growth of the SmartMusic subscription system that was originally launched in November 2001. SmartMusic is now an Internet-based product, sold to home and educational customers on a subscription basis, typically with a subscription life of 12 months for educational institutions and one month to one year for home users. The annual SmartMusic school-sponsored home subscription was introduced in October 2002. Revenue for annual subscription sales is recognized over the life of the subscription. Total earned SmartMusic revenue for the year ended December 31, 2004 was $1,002,000, an increase of $417,000, or 71%, over the year ended December 31, 2003. Total unearned SmartMusic subscription revenue was $565,000 as of December 31, 2004, an increase of $262,000, or 86%, over the balance at December 31, 2003. Unearned subscription revenue is included in deferred revenue on the balance sheet. We are currently focusing on growing our subscription business and anticipate the current trend to continue.

     The SmartMusic subscription service has shown continual growth since its November 2001 launch. It has been purchased by more than 3,290 schools with greater than 9,640 current subscriptions at December 31, 2004, an increase of 66% over the 5,800 subscriptions as of December 31, 2003. School subscription revenue of $277,000 was recorded in the financial statements in the year ended December 31, 2004. The home subscription program was launched in June 2002. As of December 31, 2004, we had over 2,050 active home subscriptions resulting in revenues of $150,000 for the year ended December 31, 2004. This is a 64% increase in home subscriptions over the end of the prior year. Our school-sponsored home subscription program was introduced September 2002 and had over 680 schools participating for a total of over 22,750 home users as of December 31, 2004, 119% more than the 10,400 subscriptions on December 31, 2003. Revenue of $289,000 was recognized through this program in the year ended December 31, 2004. As of year-end 2004, total SmartMusic school subscriptions, school-sponsored home subscriptions and home subscriptions had an annual run rate of $946,000, which is 74% higher than the annual run rate of $545,000 at December 31, 2003. The annual run rate is the total revenue earned on all subscriptions on a 12-month basis. It gives an indication of the total revenue generated over the life of the subscriptions by maintaining the current level of subscriptions, as opposed to the reported revenue, which reflects revenue only for the past months, and deferred revenue, which includes revenue for only future months.

     Many SmartMusic subscription customers also purchase microphones and foot pedals (accessories) that are used with the software. Revenue for the sales of accessories for the year ended December 31, 2004 (included in total SmartMusic revenue of $1,002,000) was $286,000, which was $68,000, or 31%, greater than revenue of $218,000 for SmartMusic accessories in the year ended December 31, 2003.

     Gross profit. Gross profit was higher than the prior year primarily due to the increase in revenues. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized notation, repertoire and SmartMusic software development costs, and credit card fees.

     Gross margin as a percent of sales for the year ended December 31, 2004 was 5.5 percentage points higher than the year ended December 31, 2003. The higher percentage is primarily a product of the increase in revenues due to a significant portion of fixed costs in cost of revenues. Cost of sales includes period costs, such as amortization of intangible assets that resulted from the reverse merger in 2000. Also, the increase in revenue was primarily in Finale and SmartMusic subscription sales, which are relatively high margin products.

     Website development. Current year website development expense consists primarily of expenses related to improvement of the design and development of additional features for the Finale and SmartMusic website and other underlying technology infrastructure. Personnel resources had been reduced in 2003 due to the closing of our operations in France. During the year ended December 31, 2004 additional personnel were added in Minneapolis to update and maintain our websites. All costs incurred in 2004 related to website development have been expensed.

     Content and product development. Content and product development expenses consist primarily of Finale notation and SmartMusic product development as well as SmartMusic repertoire development. Personnel costs increased from the prior year due to staff increases in order to reach numerous product development goals. A significant portion of the content development expenditures related to additional repertoire have been capitalized and are being amortized over their estimated useful life of 3 years.

     Selling and marketing expenses. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. There were no significant increases in selling and marketing expenses year over year.

     General and administrative expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with definite lives, and other general corporate expenses. The decrease relates to expense reductions resulting from the closing of the France location effective April 30, 2003 and a reduction in software depreciation because the ERP system reached full depreciation in June of 2003.

     Interest income and expense, net. Net interest was $10,000 in income for the year ended December 31, 2004 compared to $761,000 in interest expense for the year ended December 31, 2003. The majority of the prior year interest expense was a non-cash charge for warrants and beneficial conversion features of the bridge loan debt that was converted to equity upon the private placement financing completed in the quarter ended March 31, 2003 (see Note 5 to the financial statements). Interest income in the year ended December 31, 2004 is interest earned on savings and marketable securities.

     Gain on Forgiveness of Debt. In September 2003, we received formal forgiveness of debt from ANVAR, a French administrative organization that extends loans to companies to develop new business. The debt forgiveness resulted in recognition of non-operating income of $542,000 during the third quarter of 2003.

     Other Income. In 2004, we received a $100,000 cancellation payment from a partner that canceled a contract for which we had performed a portion of our responsibility.

     Income tax. Due to operating losses, we recorded minimum taxes for the years ended December 31, 2004 and 2003. The total tax recorded was $2,000 and $1,000 in the years ended December 31, 2004 and 2003, respectively. Because the Company could not determine that it is more likely than not that the operating loss carryforwards will be utilized there is no tax benefit for the losses reflected in the financial statements.

     Liquidity and capital resources. Net cash provided by operating activities totaled $1,030,000 for the year ended December 31, 2004 compared to $1,690,000 of net cash used in operating activities for the year ended December 31, 2003. The increase in cash provided in 2004 is attributed to the revenue increases.

     When the net loss for 2004 is netted against non-cash items such as depreciation, amortization, impairment of intangibles, non-cash interest, and the forgiveness of the ANVAR debt, the lower net loss for the year ended December 31, 2004 provided $3,394,000 more in operating cash than the year ended December 31, 2003. This improvement was offset by a $241,000 greater increase in accounts receivable in 2004 than in 2003, as well as increases in inventory and prepaid expenses using $232,000 more cash than in 2003. Deferred revenue provided $37,000 in operating cash in 2004, compared to $482,000 in 2003. The change can be attributed to a deferred revenue balance at December 31, 2003 that was high due to deferrals for Finale 2004 for Macintosh that were owed to customers that had prior purchases of Finale for Macintosh. In 2004, increases in accounts payable and accrued expenses provided $448,000 more in cash than in 2003.

     Cash used in investing activities was $288,000 in the year ended December 31, 2004 compared to $303,000 in the year ended December 31, 2003. Current year expenditures were $156,000 for purchases of property and equipment and $132,000 for capitalization of software development, primarily for SmartMusic repertoire.

     Cash provided by financing activities was $1,985,000 less in the year ended December 31, 2004 than the $1,991,000 provided in the year ended December 31, 2003 as there were no significant issuances of common stock in 2004. The current year includes $63,000 net proceeds from the issuance of shares offset by payments on debt and capital leases of $57,000.

     We have significantly increased cash flows over the last several quarters. Actual operating cash usage is typically highest in the first and second quarters, with the third quarter using the least cash or producing positive cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year calendar. Our 2004 cash inflows did not follow the usual pattern because the release of Finale 2004 for Macintosh in January helped to drive positive cash flow for all four quarters of 2004. Management expects to achieve positive cash flow into the foreseeable future. If we do not meet our anticipated revenue levels due to a significantly later than anticipated product release or a decrease in demand for our products, management is committed to expense reductions as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing. There can be no assurances, however, that such financing will be available under attractive terms or at all.

     As of December 31, 2004, the Company had cash and cash equivalents of $2,215,000.

     New Accounting Pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MakeMusic! Inc.
Eden Prairie, Minnesota

     We have audited the accompanying consolidated balance sheet of MakeMusic! Inc. and subsidiaries, as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MakeMusic! Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ McGladrey & Pullen LLP

Minneapolis, Minnesota
March 5, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MakeMusic! Inc.

     We have audited the accompanying consolidated balance sheet of MakeMusic! Inc. and subsidiaries, as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MakeMusic! Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 5, 2004

MakeMusic! Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$2,215	$1,467
Accounts receivable (net of allowance of $38 and $41 as of December 31, 2004 and 2003, respectively)	830	494
Inventories	332	273
Prepaid expenses and other current assets	241	207

Total current assets	3,618	2,441

Property and equipment, net	250	280
Capitalized software products, net	347	599
Goodwill, net	3,630	3,630
Intangible assets, net	725	1,718
Other non-current assets	83	88

Total assets	$8,653	$8,756

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6	$57
Accounts payable	494	417
Accrued compensation	1,024	798
Other accrued liabilities	402	353
Reserve for product returns	203	355
Deferred revenue	697	660

Total current liabilities	2,826	2,640

Capital lease obligations, net of current portion	16	21

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 6,500,000 (including 1,500,000 undesignated)
Issued and outstanding shares – 3,419,464 and 3,356,330 in 2004 and 2003, respectively	34	34
Additional paid-in capital	61,626	61,553
Accumulated deficit	(55,849)	(55,339)
Deferred compensation	–	(153)

Total shareholders’ equity	5,811	6,095

Total liabilities and shareholders’ equity	$8,653	$8,756

See accompanying notes.

MakeMusic! Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year ended December 31
	2004	2003

Net revenue	$11,240	$7,357
Cost of revenue	2,054	1,750

Gross profit	9,186	5,607

Operating expenses
Website development	564	470
Content and product development	2,125	1,947
Selling and marketing	3,634	3,605
General and administrative	3,489	3,881

	9,812	9,903

Loss from operations	(626)	(4,296)

Interest income	12	17
Interest expense	(2)	(778)
Forgiveness of debt	–	542
Other income, net	108	54

Net loss before income tax	(508)	(4,461)

Income tax	(2)	(1)

Net Loss	$(510)	$(4,462)

Basic and diluted loss per common share	$(0.15)	$(1.39)
Weighted average common shares outstanding – basic and diluted	3,374,618	3,200,465

See accompanying notes.

MakeMusic! Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

						Accumulated
	Common Stock		Additional			Other	Shareholders’
	Total		Paid-In	Accumulated	Deferred	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Compensation	Income	(Deficit)

Balance at December 31, 2002	2,168,860	22	58,278	(50,877)	(595)	(73)	6,755

Shares related to put and call agreements and reverse acquisition with Coda	147,985	2	(2)	–	–	–	–
Sale of common stock	1,033,074	10	2,869	–	–	–	2,879
Warrants issued to bridge loan investors	–	–	355	–	–	–	355
Issuance of stock, stock options and warrants for services	6,411	–	99	–	–	–	99
Warrants for loan interest	–	–	29	–	–	–	29
Amortization of deferred compensation	–	–	(75)	–	442	–	367

Comprehensive loss:
Net loss	–	–	–	(4,462)	–	–	(4,462)
Translation adjustment	–	–	–	–	–	73	73

Comprehensive loss							(4,389)

Balance at December 31, 2003	3,356,330	34	61,553	(55,339)	(153)	0	6,095

Exercise of stock options and warrants	63,134	–	62	–	–	–	62
Issuance of stock, stock options and warrants for services	–	–	11	–	–	–	11
Amortization of deferred compensation	–	–	–	–	153	–	153
Net loss	–	–	–	(510)	–	–	(510)

Balance at December 31, 2004	3,419,464	$34	$61,626	$(55,849)	$–	$0	$5,811

See accompanying notes.

MakeMusic! Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year ended December 31
	2004	2003

Operating activities
Net loss	$(510)	$(4,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,310	1,354
Depreciation and amortization of property and equipment	186	372
Impairment of intangible assets	78	–
Amortization of deferred compensation	153	367
Interest expense and debt related warrants	–	735
Issuance of stock, options and warrants for services	11	99
Forgiveness of debt	–	(542)
Foreign currency translation loss recorded	–	115
Increase (decrease) in cash from:
Accounts receivable	(336)	(94)
Inventories	(59)	51
Prepaid expenses and other current assets	(34)	83
Accounts payable	77	(234)
Accrued liabilities and product returns	121	(16)
Deferred revenue	37	482

Net cash provided by (used in) operating activities	1,034	(1,690)

Investing activities
Purchases of property and equipment	(156)	(105)
Capitalized software development and other intangibles	(132)	(198)

Net cash used in investing activities	(288)	(303)

Financing activities
Cash proceeds from issuance of shares	62	2,129
Proceeds from long-term debt	–	500
Payments on debt and capital leases	(60)	(638)

Net cash provided by financing activities	2	1,991

Net increase (decrease) in cash and cash equivalents	748	(2)
Cash and cash equivalents, beginning of year	1,467	1,469

Cash and cash equivalents, end of year	$2,215	$1,467

Supplemental disclosure of cash flow information
Interest paid	$2	$60
Income taxes paid	$2	$1
Non-cash transactions:
Acquisition of equipment with a capital lease	$–	$19
Conversion of notes payable for common stock	$–	$750

See accompanying notes.

Notes to Consolidated Financial Statements

1. Description of Business

     The Company develops and markets proprietary music technology products under the Finale® and SmartMusic® brands that enhance music learning and composition, increase productivity and make practicing and performing music fun. The Company’s innovative products provide easy-to-use, efficient alternatives to traditional practice, education and composition techniques. Software product sales are made through traditional distribution channels and the Company’s websites.

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

Foreign Currency Translation

     Assets and liabilities denominated in foreign currency are translated at the exchange rate as of the balance sheet date. Income statement and cash flow amounts are translated using the average exchange rates throughout the period. Since the closing of MakeMusic! SA in 2003, immaterial translation adjustments of balance sheet accounts resulting from fluctuations in exchange rates are recorded as operating expenses during the period of the change in the exchange rate. Prior to closing MakeMusic! SA, translation adjustments of balance sheet accounts were recorded as a component of “Accumulated Other Comprehensive Income” in shareholders’ equity. Upon the closing of MakeMusic! SA, the assets and liabilities giving rise to the Accumulated Other Comprehensive Income were either settled or transferred to MakeMusic! Inc. and denominated in US dollars.

Revenue Recognition

     Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the life of the subscription. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant.

     Customers are entitled to a free upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers a portion of the sale price applicable to the upgrade for products sold within the upgrade replacement window until such time that the upgrade is shipped.

     In the year ended December 31, 2003, the Company entered certain arrangements with customers in which the customer was entitled to receive products including both Finale for Windows and Finale for Macintosh OS X, which was not available until the Finale 2004 for Macintosh version was released in January 2004. The Company shipped Finale for Windows when the order was placed, but deferred all revenue until shipping Finale 2004 for Macintosh in 2004.

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

2. Summary of Significant Accounting Policies (Continued)

     Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenue and costs in cost of revenue. Revenue for the years ended December 31, 2004 and 2003 include $500,000 and $327,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2004 and 2003 include $394,000 and $255,000 of shipping expense, respectively.

Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The effect of options and warrants are excluded in both years as their effect is anti-dilutive.

     Weighted average shares used in the calculation of net loss per share are as follows:

	2004	2003
Weighted average common shares outstanding	3,374,618	3,166,002
Weighted average effect of common shares issuable under put and call arrangements	–	34,462
Net weighted average common shares	3,374,618	3,200,465
Net Loss	$(510,000)	$(4,462,000)
Basic and diluted loss per common share	$(0.15)	$(1.39)

Segment Reporting

     The Company operates in one industry segment, the design, development, support and marketing of application software solutions to music educators, music makers and the music publishing industry. Product distribution is carried out via the Internet as well as a variety of strategic partnerships and distribution networks to many foreign countries. See Note 11 for geographic data.

Cash and Cash Equivalents

     Cash equivalents consist of money market instruments with original maturities of 360 days or less. Cash equivalents are recorded at cost, which approximates fair value.

Fair Value of Financial Instruments

     At December 31, 2004, and 2003, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, as well as capital lease obligations, approximated their market values, based on the short-term maturities of these instruments.

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

2. Summary of Significant Accounting Policies (Continued)

     The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail, and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the account will be written off against the allowance for doubtful accounts and the account sent to collections.

Inventories

     Inventories are stated at the lower of weighted average cost or market and consist of finished products and components, net of a reserve for obsolescence.

Property and Equipment

     Property and equipment are stated at their acquisition costs net of accumulated depreciation. Depreciation is computed by using the straight-line method over the estimated useful lives of the purchased software (three years), computer equipment (three years), and furniture (five years).

     Property and equipment held under capital leases are capitalized and depreciated over the useful life of the asset, in case of a contractual option to buy, or over the residual life of the lease contract.

Capitalized Software Products

     Capitalized software products consist of expenditures to develop software products for sale, including repertoire software and website development.

     Website development. Costs incurred in the development of the Company’s website are capitalized in accordance with the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs. Application development stage costs are capitalized and amortized on a straight-line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant modifications of the site in response to the rapid rate of change in the Internet industry and technology in general. No costs relating to the SmartMusic website were capitalized in 2004 or 2003 as the website was running and costs incurred were for maintenance.

     Website development expenses in the Statement of Operations are primarily non-capitalized development costs and the amortization costs of capitalized expenses, as well as costs dedicated to site maintenance and minor improvements. Costs of preliminary studies of the functional analysis and website post-implementation costs are expensed as incurred.

     Content and product development. Costs incurred in the development of software products are capitalized in accordance FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of software development expenses may not be recoverable.

     The costs incurred in the development of repertoire software are also capitalized in accordance with the FAS 86. As of December 31, 2004 and 2003, the Company had capitalized, net of amortization and reserves, $334,000 and $441,000, respectively, of costs related to the development of repertoire software. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a three year period using the straight-line method. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of repertoire development costs may not be recoverable. In the year ended December 31, 2003, the Company determined that impairment had occurred related to some titles and $40,000 was recorded as a current year expense. No additional impairment was required in the year ended December 31, 2004.

2. Summary of Significant Accounting Policies (Continued)

Goodwill

     Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with FASB Statement 142 (“FAS 142”), Goodwill and Other Intangible Assets, goodwill is not amortized but rather reviewed for impairment annually in the fourth quarter, or more often if indicators of impairment exist (see Note 4).

Other Intangible Assets

     Other intangible assets consist primarily of the identifiable intangible assets acquired in the 2000 reverse merger between Coda Music Technology Inc. and Net4Music S.A. (see Note 4) and include the value of the notation and SmartMusic software products, amortized over five years; Coda trade name, amortized over ten years; Coda website, amortized over three years; distributor/dealer network, amortized over five years; and customer lists, amortized over five years. The Coda website reached full amortization in October of 2003 and the fully amortized costs were written off. In the year ended December 31, 2004, an impairment charge of $78,000 was taken for the remaining book value of the Coda trade name, which is no longer used by the Company.

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

Leases

     Leases are capitalized in accordance with FASB Statement 13, Accounting for Leases, which specifies that in a lease that transfers the benefits and risks inherent in the ownership of property to the lessee, the lessee should account for the lease as the acquisition of an asset and the incurrence of a liability. The Company includes the capital lease assets in its property and equipment and records the liability as capital lease obligations, a liability on the balance sheet.

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

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Company accounts for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. In the years ended December 31, 2004 and 2003, we recorded compensation expense of $153,000 and $367,000, respectively, in the statement of operations. The fair value of grants to our employees and directors was estimated at the grant date using the Black-Scholes method with the following assumptions for 2004 and 2003: no expected dividend yield; risk-free interest rates of 3.25% and 3.71%, respectively; expected lives of 4 to 7 years; and estimated volatility of 61 and 90 percent based on recent history of the Company’s stock price. Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

	December 31,
	2004	2003
	(In thousands)
Net loss:
Net loss as reported	$(510)	$(4,462)
Stock compensation recorded under APB 25	153	367
Stock compensation under FAS 123	(429)	(391)

Proforma net loss	$(786)	$(4,486)

Basic and diluted loss per share:
As reported	$(0.15)	$(1.39)
Pro forma	$(0.23)	$(1.40)

     In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

     The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

     The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

     The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the pro forma net income effect of using the fair value method for the past two fiscal years is presented in the table above. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

Use of Estimates

     Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

Advertising and Promotion

     Product costs for promotional samples are classified in the statement of operations as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $812,000 and $730,000 for the years ended December 31, 2004 and 2003, respectively.

Reclassifications

     Certain amounts in the 2003 consolidated balance sheet and notes have been reclassified to conform with the 2004 presentation.

3. New Accounting Pronouncements

     In November 2004, FASB issued FASB Statement 151, Inventory Costs. This statement amends Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waster material. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The Company does not expect FAS 151 to have a material impact on its financial position or results of operations.

     In December 2004, FASB issued FASB Statement 153, Exchanges of Nonmonetary Assets, which amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets. The Company does not engage in nonmonetary exchanges and does not expect to in the future, so this statement is not expected to have a material impact on the Company’s financial position or results of operations.

4. Supplemental Balance Sheet Information

Inventories

     Inventories consist of the following:

	December 31,
	2004	2003
	(In thousands)
Components	$308	$240
Finished goods	97	93
Reserve for obsolescence	(73)	(60)

	$332	$273

Property and Equipment

     Property and equipment are as follows:

	December 31,
	2004	2003
	(In thousands)
Computer equipment and software	$2,003	$1,899
Office furniture and other	607	555

	2,610	2,454
Less accumulated depreciation	(2,360)	(2,174)

	$250	$280

     The Company has financed some of its equipment through capital lease contracts. Property and equipment includes $19,000 of assets held as capital leases as of December 31, 2004 and 2003. Accumulated depreciation of capital lease assets at December 31, 2004 and 2003 was $8,000 and $2,000, respectively.

Capitalized Software Products

     Capitalized software products are the capitalized expenditures for creating software for sale and are as follows:

	December 31,
	2004	2003
	(In thousands)
Software translation	$125	$110
SmartMusic website	461	461
Repertoire development	677	1,845

	1,263	2,416
Less accumulated depreciation and amortization	(916)	(1,817)

	$347	$599

     Amortization expense related to the capitalized software was $223,000 and $141,000 in the years ended December 31, 2004 and 2003, respectively. The remaining $347,000 is scheduled to be amortized over three years on a straight line basis.

Goodwill

     Goodwill of $3,630,000, net of amortization prior to the adoption of FAS 142, resulted from the reverse merger of Net4Music S.A. with Coda in 2000. On an annual basis, the Company analyzes the value of goodwill by comparing the Company’s market value to its book equity to determine if any impairment has occurred and utilizes a discounted cash flow model and market analysis to determine the amount of impairment, if any. The analyses completed for the years ending December 31, 2004 and 2003 indicated no impairment had occurred in either year.

4. Supplemental Balance Sheet Information (Continued)

Intangible Assets

     Intangible assets are as follows:

	December 31,
	2004	2003
	(In thousands)
Distributor/dealer network	$1,440	$1,440
Software products	2,304	2,304
Customer lists	780	780
Other intangible assets	—	130

Total gross value	4,524	4,654
Less accumulated amortization	(3,799)	(2,936)

	$725	$1,718

     The Company has removed all references in its advertising and literature to Coda Music Technologies or the Coda division of MakeMusic. Therefore, the Coda Trade Name intangible asset was deemed to have no future value and the remaining balance of $78,000 was written off during the year ended December 31, 2004.

     Amortization expense related to the intangible assets was $916,000 and $1,001,000 in the years ended December 31, 2004 and 2003, respectively. The remaining $725,000 is scheduled to be amortized in full during 2005.

Other Non-current Assets

     Other non-current assets consist of the following:

	December 31,
	2004	2003
	(In thousands)
Patents and trademarks	$40	$50
Prepaid royalties	43	38

	$83	$88

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Accrued Compensation	$1,024	$798
Accrued royalties	29	27
Accrued post contract technical support	175	125
Other	198	201

	$1,426	$1,151

4. Supplemental Balance Sheet Information (Continued)

Deferred Revenue

     Deferred revenue is primarily comprised of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades due to customers purchasing finale prior to release of a new version, deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic! websites, and deposits for royalties earned from partners incorporating MakeMusic! products into their sales items.

	December 31,
	2004	2003
	(In thousands)
Deferred SmartMusic subscription revenue	$565	$303
Deferred notation revenue	38	303
Deposits	94	54

	$697	$660

     In the year ended December 31, 2003, the Company entered into a contract for a distributor to sell Finale site licenses throughout the province of Ontario, Canada. The contract called for the distributor to receive Finale 2004 for Macintosh OS X at no additional charge when it was released. All revenue related to this contract, $165,000, was deferred until delivery of Finale 2004 for Macintosh OS X. Delivery occurred and the revenue was recorded in the year ended December 31, 2004.

5. Debt

Conditional Advance from ANVAR

     In the year ended December 31, 2003, the Company received forgiveness of a loan from the “Agence Nationale pour la Valorisation de la Recherche” (“ANVAR”), a French state-owned institution dedicated to the financing of research and development activities of French companies. The reduction in debt of $542,000, based on the US dollar value of the loan at the time of forgiveness, was recorded to other income in 2003.

Bridge Loans

     On March 3, 2003, the Company announced that it had completed a $3,015,000 private placement of common stock, which was approved by shareholders on February 24, 2003. Of this amount, $750,000 represented proceeds received upon the sale of convertible bridge loans on September 30, 2002. Net of expenses, the private placement yielded $2,129,000 in the year ended December 31, 2003. According to the bridge loan agreement, holders of bridge loans were entitled to receive: (i) warrants (“Original Warrants”) to purchase one additional share of common stock for $0.10 for each converted share if a private placement of at least $1.0 million was not completed by March 31, 2003; or (ii) warrants to purchase one additional share of common stock for each converted share for $0.50 per share if the requisite private placement was completed prior to March 31, 2003.

     The aforementioned private placement was completed on March 3, 2003. The bridge loan was converted into 325,251 shares of common stock, and the Company issued warrants (“Conversion Warrants”) to holders of bridge loans to purchase shares of common stock for $0.50 per share. These events resulted in $706,000 of interest expense being recorded in the year ended December 31, 2003. Of this amount, $355,000 was recorded to recognize the value attributed to the Conversion Warrants upon their issuance and $350,000 was recorded to amortize in full a discount recorded on the bridge loan relating to the beneficial conversion feature.

     In addition to the 325,251 shares issued to the bridge loan holders, 707,823 shares of common stock were issued for the $2,265,000 received from investors at the full private placement price of $3.20.

5. Debt (Continued)

Line of Credit

     On March 18, 2004, the Company executed a $500,000 line of credit agreement with a bank. The line of credit is secured by cash, has an interest rate equal to the current Libor rate + 1.9% and matures on April 30, 2005. As of December 31, 2004, the Company had no outstanding amounts on the line of credit.

Short-Term Note Payable

     Effective July 17, 2003, the Company entered into a loan and investment agreement whereby, effective September 1, 2003, it could borrow between $500,000 and $1,000,000 at its discretion. The Company received $500,000 from this loan on September 11, 2003. Interest accrued at an annual rate of twenty percent calculated on a 360-day year and was paid in the form of warrants to purchase 24,100 shares of its common stock with an expiration date of March 11, 2005 and an exercise price of $2.30. The Company recorded $29,000 in interest expense in the year ended December 31, 2003 related to this note. The note was paid in full on December 23, 2003.

Convertible Bonds

     In September 1996, MakeMusic! S.A. issued 9,000 convertible bonds to EUREFI for a total of 137,000 Euros ($172,000 USD at the December 31, 2003 exchange rate) in order to reinforce its equity and finance its growth. These bonds were originally convertible by the holder, seven bonds giving a right to four shares of MakeMusic! SA common stock, from January 1, 2000 through the term of the debt at December 31, 2003. However, in 1999 the Company reached an agreement with EUREFI that they would not exercise the conversion right. Interest of 6% per year on the debt was payable each half-year at June 30 and December 31. Final payment on the last 3,000 bonds was made in January 2004 for 46,000 euros, or $50,000.

6. Shareholders’ Equity

     On January 3, 2003, the Company’s Board of Directors authorized a one-for-ten reverse stock split effective January 16, 2003. All earnings per common share amounts, references to common stock, warrant and stock option plan data and stockholders’ equity amounts have been restated.

     In February 2003, the Company sold, pursuant to a private placement, 1,033,074 shares of its common stock. Bridge loan holders were issued 325,251 shares of its common stock at a price of $2.40 per share and 707,823 shares were issued at a price of $3.20 per share for total proceeds of $3,015,000. Net of expenses, the total cash received from the private placement was $2,879,000. In addition, bridge loan investors received warrants to purchase 325,251 common shares, exercisable for five years at $.50 per share. Private placement investors received warrants to purchase 707,823 shares exercisable for five years at $3.20 per share. Management and employees purchased 52,014 shares.

Reverse Merger

     In connection with the October 19, 2000 reverse merger, certain MakeMusic! S.A. shareholders and option and warrant holders retained their common stock interests in MakeMusic! S.A. with a put and call agreement permitting conversion of those shares at any time within five years into “MakeMusic! Inc. common stock” at the same conversion ratio applicable at the acquisition date. During 2003, 189,723 shares were “put” to the Company and converted to 147,985 MakeMusic! Inc. shares. There were no remaining shares of put and call stock as of December 31, 2003.

     In 2000, the Company granted options to purchase 58,500 options at prices between $16.41 and $26.26 per share when the fair value of the Company’s stock was $28.10, resulting in deferred compensation of approximately $493,000. The purchase price of the reverse merger included the fair value of all vested Coda Music Technology options. The intrinsic value of all unvested Coda options was approximately $433,000 and recorded as additional deferred compensation. The balance of the deferred compensation was amortized to compensation expense over the remaining vesting period. Compensation expense amortized for the years ended December 31, 2004 and 2003 was $153,000 and $367,000, respectively. There is no unamortized balance of deferred compensation as of December 31, 2004.

Stock Options and Warrants

     Prior to the reverse merger, MakeMusic! S.A. had granted options and warrants in 2000 to employees, directors, external consultants and licensors. In connection with the reverse acquisition, certain option and warrant holders converted their rights into the Company’s options or warrants based on the acquisition conversion rate of .78 and under the same terms as their original rights. The remaining option and warrant holders retained their right to purchase MakeMusic! S.A. shares with a put and call agreement, which would convert to MakeMusic! Inc. shares at a rate of .78. The following table summarizes the MakeMusic! S.A. options and warrants under put and call agreements:

		Weighted-Average
Year	Ordinary Shares	Exercise Price

Balance at December 31, 2001	155,089	Euro 11.461
Canceled	(8,000)	Euro 16.769

Balance at December 31, 2002	147,089	Euro 11.172
Canceled	(89,540)	Euro 8.300
Forfeited	(42,000)	Euro 16.769

Balance at December 31, 2003	15,549	Euro 12.588
Forfeited	(15,549)	Euro 12.588

Balance at December 31, 2004	0

     The Company has a stock option plan pursuant to which options for up to 750,000 shares of its common stock may be issued to its key employees and directors. The options generally may not exceed ten years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company’s previous stock option plan expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. The options vest over periods up to six years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date.

     The Company also has granted non-plan, nonqualified stock options to certain of its directors, European employees and consultants. These options vest over periods of up to five years and have been granted at prices at least equal to the stock’s fair market value at the grant date.

6. Shareholders’ Equity (Continued)

     In connection with the reverse merger, all acquired stock options remained outstanding under their original terms. The following table summarizes the Company’s stock option awards:

				Weighted-
	Shares Reserved		Non-Plan	Average Exercise
	for Grant	Plan Options	Options	Price
MakeMusic! Options Outstanding at December 31, 2002	65,656	199,110	24,261	$16.54
Prior Plan Expired	(65,656)	—	—
New Plan	750,000	—	—
Granted	(661,970)	661,970	1,312	2.29
Forfeited	—	(7,650)	(21,141)	16.93
Expired	—	(11,850)	—	14.73

Outstanding at December 31, 2003	88,030	841,580	4,432	5.38
Granted	(120,000)	120,000	—	3.56
Expired	—	(8,100)	(1,193)	9.95
Forfeited	49,350	(71,500)	—	6.06
Cancelled	79,439	(79,439)	—	2.27
Exercised	—	(17,620)	—	2.27

Outstanding at December 31, 2004	96,819	784,921	3,239	5.37

     The weighted-average fair value of options granted during 2004 and 2003 was $3.56 and $1.78, respectively.

     The following summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Outstanding at		Weighted-		Weighted-
Range of	December 31,	Weighted-Average	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	2004	Remaining Term	Price	December 31, 2004	Price

$2.27 – $3.50	545,680	5.11 years	$2.34	131,325	$2.36

3.51 – 10.00	100,900	5.32 years	4.20	13,652	6.59

10.01 – 20.00	92,660	3.44 years	13.17	71,580	14.01

20.01 – 40.00	48,920	2.03 years	26.82	43,923	27.07

Total	788,160	4.75 years	$5.37	260,480	$9.95

     In August 2001, the Company issued 6,500 options to purchase common stock at $7.50 to third parties in exchange for advisory and promotional services. Of these options, 4,000 vested immediately and the remaining 2,500 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $1,245 and $700, for 2004 and 2003, respectively. As the remaining options vest the Company will recognize additional expenses.

     In October 2001, the Company issued warrants to purchase 15,000 shares of common stock at $6.60 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. During 2004 and 2003, the Company has recognized expenses in the amount of $9,697 and $5,800, respectively, in relation to the vested portion of warrants. As the remaining warrants vest the Company will recognize additional expenses.

     In September 2001, in connection with a private placement, the Company issued warrants to purchase 229,840 shares of its common stock at $6.60 per share, expiring in September of 2005.

6. Shareholders’ Equity (Continued)

     Total warrants of 1,324,139 are outstanding at December 31, 2004, of which 1,318,139 are exercisable at a weighted average exercise price of $3.18. The warrants expire as follows: 2005 – 256,947; 2008 – 987,560; 2010 – 15,083; 2011 – 15,000; 2013 – 49,549.

7. Commitments

Capital Lease Obligations

     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2005	$7
2006	7
2007	7
2008	3

Total minimum lease payments	24
Less amount representing interest	2

Present value of net minimum lease payments	22
Less current portion	6

Long-term portion	$16

Operating Leases

     The Company leases office and warehouse space and certain equipment under operating leases into 2007. Total future minimum lease payments under these leases as of December 31, 2004 are as follows (in thousands):

2005	$162
2006	62
2007	7

Total	$231

     Obligations for operating leases beyond 2004 relate to the Company offices and telephone equipment. Rent expense for the years ended December 31, 2004 and 2003 was $140,000 and $160,000, respectively.

Licensing and Exclusivity Agreements

     The Company has entered into license and exclusivity agreements that require payments based on sales of its software products and accompaniments. Payments to licensors are included in cost of sales in the consolidated statement of operations and were $86,000 and $120,000 for the years ended December 31, 2004 and 2003, respectively.

     Minimum royalties related to significant licensors are as follows (in thousands):

2005	$58
2006	20

Total	$78

8. 401(k) Savings Plan

     The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional contributions. The Company made no contributions to the plan in 2004 or 2003.

9. Income Taxes

     Loss before income taxes includes the following components:

	December 31,
	2004	2003
	(In thousands)
France	$–	$(443)
United States	(508)	(4,018)

	$(508)	$(4,461)

     The tax effects of temporary differences at an assumed effective annual rate of 38% are shown in the following table:

	December 31,
	2004	2003
	(In thousands)
Loss carryforwards	$8,311	$8,169
Research and development credits	645	572
Inventory	105	158
Depreciation and amortization	176	265
Other accruals	464	547
Valuation allowance for deferred tax assets	(9,257)	(8,841)

Net deferred tax assets	444	870
Deferred tax liability:
Software development costs	169	209
Intangible assets	275	661

Total deferred tax liabilities	444	870

Net deferred taxes	$–	$–

     Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has fully reserved the net deferred tax assets.

     A reconciliation of the income tax benefit computed using the U.S. statutory rate (34%) to the effective income tax expense included in the statement of operations is as follows:

	December 31,
	2004	2003
	(In thousands)
Income tax benefit computed at the statutory rate	$(174)	$(1,367)
State tax benefit, net of calculated federal income tax effects	(22)	(173)
Unused tax loss carryforwards and valuation reserve	122	1,385
Permanent differences	72	156

Effective income tax expense	$2	$1

9. Income Taxes (Continued)

Net Operating Losses

     At December 31, 2004, the Company had net operating loss carryforwards (NOLs) and research and development credit carryforwards which may be used to offset otherwise future taxable income with the following expiration dates:

		Research and
	Net Operating Loss	Development Credits
	U.S.	U.S.

2007	219	13
2008	825	72
2009	1,586	90
2010	2,128	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,472	36
2020	4,414	–
2021	3,037	72
2022	1,375	116
2023	2,117	72

	$21,871	$645

     Included in the U.S. NOLs are those of MakeMusic! S.A.’s now inactive subsidiary with federal and state NOLs of approximately $7.1 million, which begin to expire in 2019. These loss carryforwards can generally only be used by the entity that has generated the corresponding tax losses.

     At December 31, 2004, approximately $9.5 million of the Company’s NOLs have a full valuation allowance that, if and when realized, will result in a reduction of goodwill associated with the Coda reverse merger. Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2004. The Company’s subsidiary in New York had also generated approximately $4.6 million in NOLs that may also be subject to Section 382 limitations due to the significant changes in control of Net4Music S.A. There can be no assurance that certain of the Company’s NOLs will be available for use in the future.

10. Litigation

     In the ordinary course of business, the Company may be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is probable that a loss will be incurred and the amount can be precisely or reasonably estimated. The Company is currently participating in negotiations to settle a case with a French sheet music publisher that claimed wrongful termination of a contract. The Company believes that this case is without merit but has accrued $27,000 for a potential settlement. We are not aware of any other threatened litigation that would have a material effect on the Company’s financial condition or results of operations.

11. Segment and Geographic Data

     The Company operates in one industry segment: the design, development, support and marketing of application solutions to music educators, music makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.

     The geographic distribution of the Company’s revenue and long-lived assets are summarized in the following table:

	December 31,
	2004	2003
	(In thousands)
Net sales:
North America	$9,216	$5,825
Europe	1,289	1,019
Other foreign countries	735	513

	$11,240	$7,357

Long-lived assets:
North America	$5,032	$6,293
Europe	3	22

	$5,035	$6,315

12. Liquidity

     Net cash provided by operating activities was $1,034,000 for the year ended December 31, 2004 compared to $1,690,000 used by operating activities for the year ended December 31, 2003. The Company had positive cash flow in 2004 for the first time since the 2000 reverse merger of Coda Music Technology and Net4Music. This was the result of efforts to significantly reduce expenses and increase revenues. The Company expects to continue to earn positive operating cash in the foreseeable future, but not necessarily every quarter. If the Company does not meet its anticipated revenue levels due to a significantly later than anticipated Notation product release or a decrease in demand for its products, management is committed to expense reductions in sales, marketing and other areas as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset such a decrease in revenue, the Company may have to seek additional financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 30, 2004, Ernst & Young LLP resigned as the Company’s independent public accountants and on September 13, 2004, the Company’s Board of Directors and Audit Committee retained McGladrey & Pullen, LLP to be their independent public accountants, which was previously reported in a Form 8-K which was filed on September 2, 2004.

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

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position
William R. Wolff	47	Chief Executive Officer

John W. Paulson	57	President

Alan Shuler	57	Vice President and Chief Financial Officer

     William R. Wolff joined the Company as Chief Financial Officer, Secretary, and Treasurer in October 2003 and became Chief Executive Officer on June 9, 2004. Wolff began his career as a financial analyst at Control Data Corporation. He subsequently held a variety of leadership positions in start-up and growth software companies, including Springboard Software, where he was Controller and CFO and responsible for the Company’s public reporting. He later served for eight years as Chief Executive Officer of Open Systems Holdings Corporation, an accounting systems company. For the six years prior to joining MakeMusic! he was Chief Executive Officer of CrossUSA, an innovative systems outsourcing company. Mr. Wolff also serves on the Board of Directors of a local IT Services Company, Instrumental Inc.

     John W. Paulson, founder of the Company, has served as director, Chairman and CEO from 1990 to 2000 and continues to serve as President and director. From 1982 to 1990, Mr. Paulson was Chairman and CEO of Springboard Software, Inc., a publicly held company he founded to develop and market educational consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer and has performed as a professional musician for more than 10 years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants, the Wenger Corporation and the St. Paul Chamber Orchestra.

     Alan G. Shuler joined the Company as Vice President and Chief Financial Officer in October 2004. Shuler has more than 30 years of experience at large and small public and private companies having spent the past twelve years as Vice President and Chief Financial Officer of Datakey, Inc., a public company that produces software and semiconductor-based smart card systems for Internet and network security and single sign-on solutions with sophisticated password management. He previously held leadership positions with FSI International, Inc., where he was Senior VP Finance & Administration & CFO and Carlson Companies, Inc., where he was President and CEO of the North American Financial Division. Mr. Shuler holds a BS in Business/Engineering from the University of Idaho and an MBA in Accounting from Santa Clara University.

     The other information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” that appear in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” that appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 11 regarding security ownership is incorporated herein by reference to the sections labeled “Principal Shareholders and Management Shareholdings” that appear in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

     The following table provides information concerning the Company’s equity compensation plans as of December 31, 2004.

				Number of securities remaining
	Number of securities to be		Weighted average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
	warrants and rights		warrants and rights	reflected in column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	784,921		$5.35	96,819
Equity compensation plans not approved by security holders	3,239	(1)	$32.80	None
Totals	788,160		$5.37	96,819

(1)	Options issued to consultants in 2000 for services rendered.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” that appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

     See “Exhibit Index” immediately following the certifications to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference to the section labeled “Independent Registered Public Accounting Firm, Audit Fees” that appears in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic! Inc.

Dated: March 22, 2005	By:	/s/ William R. Wolff

William R. Wolff, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

     Each person whose signature appears below constitutes and appoints WILLIAM R. WOLFF and ALAN G. SHULER as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date
/s/ William R. Wolff	March 22, 2005
William R. Wolff, Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ John W. Paulson
March 22, 2005
John W. Paulson, President and Director

/s/ Alan Shuler
March 22, 2005
Alan Shuler, Chief Financial Officer (principal financial and accounting officer)

/s/ Philip Sean Lafleur
March 22, 2005
Philip Sean Lafleur

/s/ Philippe Aubert
March 22, 2005
Philippe Aubert, Director

/s/ John C. Bergstrom
March 22, 2005
John C. Bergstrom, Director

/s/ Ronald B. Raup
March 22, 2005
Ronald B. Raup, Director

Signature and Title	Date

Martin Velasco, Director

/s/ John R. Whisnant
March 22, 2005
John R. Whisnant, Director

Benson K. Whitney, Director

MAKEMUSIC! INC.

EXHIBIT INDEX FOR
FORM 10-KSB FOR 2004 FISCAL YEAR

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

3.1	Restated Articles of Incorporation as amended

3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1	Lease dated October 23, 1992 between the Registrant and Jorandcor, Inc.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*	1992 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3	License Agreement dated June 10, 1992 between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	License Agreement dated December 31, 1992 between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6	Educational Software Distribution Agreement dated July 26, 1991 between the Registrant and The Douglas Stewart Company—incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

10.8	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant—incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 1997

10.9	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

Exhibit
Number	Description
10.10	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.11*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.12	Fourth Amendment dated December 11, 2001 to Lease by and between Jorandcor, Inc. and the Registrant – incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

10.13*	Employment Agreement dated September 1, 2002 between MakeMusic! Inc. and Philip Sean Lafleur – incorporated by reference to exhibit 10.13 to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

10.14	Fifth Amendment, dated January 23, 2003, to Lease by and between Jorandcor, Inc. and the Registrant – incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

10.15	MakeMusic! 2003 warrant for private placement at $3.20 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

10.16	MakeMusic! 2003 warrant for private placement at $0.50 issued February 28, 2003 with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.16 to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

10.17*	MakeMusic! 2003 Equity Incentive Plan, incorporated by reference to exhibit 10.17 to the Registrant’s Form 10-KSB for the year ended December 31, 2003.

10.18*	Employment Agreement dated June 9, 2004 between the Registrant and William R. Wolff – incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004.

10.19*	Transition Agreement and Release dated November 22, 2004 between the Registrant and Philip Sean Lafleur – incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 24, 2004.

10.20*	Board Compensation Plan effective October 1, 2004 – December 31, 2005 between the Registrant and all board members that do not represent more than 5% of shareholders or are not otherwise compensated by the Company – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2005.

10.21*	Form of Incentive Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan

10.22*	Form of Nonqualified Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan

10.23*	Form of Restricted Stock Agreement under the MakeMusic! 2003 Equity Incentive Plan

21	Subsidiaries of the Registrant: Net4Music (New York) Inc.

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm

Exhibit
Number	Description
24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.