Form 10QSB
period 2005-03-31
MAKEMUSIC INC
filed 2005-05-03
CIK 920707

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ To _______ Commission file number 0-26192

MakeMusic! Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7615 Golden Triangle Drive, Suite M
Eden Prairie, Minnesota 55344-3848

(Address of Principal Executive Offices)

(952) 937-9611

(Issuer’s Telephone Number, Including Area Code)

6210 Burry Drive, Eden Prairie, Minnesota 55346-1718

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☑     No ☐

     As of April 19, 2005, there were 3,447,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes ☐     No ☑

MakeMusic! Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,577	$2,215
Accounts receivable, net	779	830
Inventories	461	332
Prepaid expenses and other current assets	216	241

Total current assets	3,033	3,618
Property and equipment, net	262	250
Goodwill, net	3,630	3,630
Capitalized software products	357	347
Intangible assets, net	499	725
Other non-current assets	105	83

Total assets	$7,886	$8,653

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6	$6
Accounts payable	569	494
Accrued compensation	579	1,024
Accrued expenses and other current liabilities	371	402
Reserve for product returns	290	203
Deferred revenue	785	697

Total current liabilities	2,600	2,826

Capital lease obligations, net of current portion	14	16

Shareholders’ equity:
Common stock	34	34
Additional paid-in capital	61,696	61,626
Accumulated deficit	(56,458)	(55,849)

Total shareholders’ equity	5,272	5,811

Total liabilities and shareholders’ equity	$7,886	$8,653

MakeMusic! Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
NET REVENUE	$2,524	$3,195

COST OF REVENUES	469	514

GROSS PROFIT	2,055	2,681

OPERATING EXPENSES:
Development expenses	812	674
Selling and marketing expenses	1,024	905
General and administrative expenses	850	759

Total operating expenses	2,686	2,338

INCOME (LOSS) FROM OPERATIONS	(631)	343

Interest income (expense), net	2	(1)
Other income	21	10

Net income (loss) before income tax	(608)	352

Income tax	(1)	(2)

Net income (loss)	$(609)	$350

Income (loss) per common share:
Basic	$(0.18)	$0.10
Diluted	$(0.18)	$0.09

Weighted average common shares outstanding:
Basic	3,420,524	3,356,330
Diluted	3,420,524	3,814,016

MakeMusic! Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$(609)	$350
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	269	352
Depreciation and amortization of property and equipment	38	52
Amortization of deferred compensation	—	38
Issuance of stock options and warrants for services	4	2
Increase (decrease) in cash from:
Accounts receivable	51	(160)
Inventories	(129)	33
Prepaid expenses and other assets	3	(4)
Accounts payable	75	(190)
Accrued liabilities and product returns	(389)	(160)
Deferred revenue	88	(87)

Net cash provided by (used in) operating activities	(599)	226

Net cash used in investing activities
Purchases of property & equipment	(50)	(25)
Capitalized development and other intangibles	(53)	(47)

Net cash used by investing activities	(103)	(72)

Net cash provided by (used in) financing activities
Proceeds from stock options & warrants exercised	66	—

Payments on long-term debt and capital leases	(2)	(57)

Net cash provided by (used in) financing activities	64	(57)

Net (decrease) increase in cash and cash equivalents	(638)	97
Cash and cash equivalents, beginning of period	2,215	1,467

Cash and cash equivalents, end of period	$1,577	$1,564

Supplemental disclosure of cash flow information
Interest paid	$2	$1

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2004 financial statements, as previously reported, have been reclassified to conform to the 2005 presentation.

Note 2	Net Income (Loss) Per Share. Net Income (Loss) per share was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the quarters ended March 31, 2005 and 2004 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Quarter Ended March 31,
	2005	2004
Weighted-average common shares outstanding	3,420,524	3,356,330
Dilutive effect of stock options and warrants	—	457,686

Equivalent average common shares outstanding – diluted	3,420,524	3,814,016

The effect of options and warrants are excluded for 2005 because the effect is anti-dilutive.

Note 3	Income Tax Expense. The Company did not record a provision for income tax in the quarter ended March 31, 2005 due to the fact the Company recorded a net loss for the period. The Company did not record a provision for income tax in the quarter ended March 31, 2004 because of the availability of net operating loss carry-forwards from prior years. The only income tax expense recorded in the quarters ended March 31, 2005 and 2004 was for minimum state income tax payments. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2004 and 2005.

Note 4	Stock Options and Warrants. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	Quarter Ended March 31,
	2005	2004
	(In thousands, except per share date)
Net income (loss):
Net income (loss) as reported	$(609)	$350
Stock compensation recorded under APB 25	4	39
Stock compensation under FAS 123	(86)	(96)

Pro forma net income (loss)	$(691)	$293

Income (loss) per share:
Basic
As reported	$(0.18)	$0.10
Pro forma	$(0.20)	$0.09
Diluted
As reported	$(0.18)	$0.09
Pro forma	$(0.20)	$0.08

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

     We are a world leader in music education technology with a mission to enhance and transform the experience of making, teaching and learning music. Among our leading products are SmartMusic®, a complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library, and Finale®, the world’s best-selling music notation software.

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

     We expect SmartMusic to act as our growth engine to take us beyond our traditional strength in notation software. With its recurring revenues, SmartMusic is an important part of our business with a subscription-based model that leverages relationships with music educators and their students. We expect alliances with industry leading partners such as Hal Leonard and Conn-Selmer to provide significant growth opportunities beginning this year and growing over time. While it is difficult to predict the volume increase these alliances may produce, we are confident that we will be ready for the growth these relationships may present.

     For over a decade, Finale has been the world’s best-selling music notation software. We believe it has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is analogous to what Adobe® PageMaker® or Adobe® Illustrator® are to the print publication industry.

     We have traditionally derived a substantial portion of our revenues from sales of Finale and its related notation products, which generally are sold throughout the world. These products continue to provide revenue through regular upgrade releases and customer renewal in the education market. We continue to work on developing their full potential internationally.

     Our continued focus on developing our market opportunities and achieving positive operating cash flow resulted in positive operating cash flow and revenue growth during the last fiscal year. The strength of our Finale 2004 product, which included the first version compliant with Macintosh OS X released in January 2004, the timely release in August 2004 of our Finale 2005 version, in which both Windows and Macintosh were together on the same disk for the first time as well as an upgrade release of our PrintMusic® software product, helped us to become operating cash positive in 2004. We expect to achieve positive operating cash flow again in 2005 but, with negative operating cash flow of $599,000 in the first quarter of 2005 and a similar expectation in the second quarter of 2005 due to traditional seasonality, achievement of operating cash flow for the year will depend on a strong revenue performance in the third and fourth quarters of 2005.

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

     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004, we identified critical accounting policies and estimates for our business.

Results of Operations

     The following table summarizes key operating information for the quarter ended March 31, 2005 and 2004.

	March 31
	2005	2004	Incr (Decr)%
Notation revenue	$2,179	$2,994	$(815)	(27)
SmartMusic revenue	344	197	147	75
Other revenue	1	4	(3)	(75)

Net revenue	2,524	3,195	(671)	(21)
Cost of revenues	469	514	(45)	(9)

Gross profit	2,055	2,681	(626)	(23)
Percentage of net sales	81.4%	83.9%
Development expenses	812	674	138	20
Selling and marketing expense	1,024	905	119	13
General and administrative expense	850	759	91	12

Total operating expense	2,686	2,338	348	15

Operating income (loss)	(631)	343	(974)	(284)
Other income (expense)	22	7	14	200

Net income (loss)	$(609)	$350	$(959)	(274)

For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

     Net Revenues. The decrease in notation revenue in the first quarter of 2005 compared to the first quarter of 2004 is primarily because the first quarter of 2004 included the release of Finale 2004 for Macintosh which contributed approximately $1 million in additional revenue during the quarter. Finale 2005 was released for both Windows and Macintosh platforms in August of 2004, so the quarter ended March 31, 2005 was much later in the release cycle of the latest version of Finale than the same quarter of the prior year. Finale sales customarily are highest upon release of a new version, and sales decline throughout the year until the next release.

     Revenue for our SmartMusic subscription service continues to grow. SmartMusic revenue for the first quarter ended March 31, 2005 increased to $344,000, a 75% increase over the first quarter of the prior year, on the strength of growth in subscriptions. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $256,000 in the quarter ended March 31, 2005, an 82% increase over subscription revenue of $141,000 in the quarter ended March 31, 2004.

     SmartMusic subscriptions and revenues fall into three main categories: schools, school-sponsored homes, and regular home subscriptions. The growth in SmartMusic subscriptions is summarized below:

	March 31,	December 31,	March 31,
Subscription Type	2005	2004	2004
School Subscriptions	11,166	9,646	7,081
School-Sponsored Home Subscriptions	23,839	22,757	13,533
Home Subscriptions	2,423	2,083	1,498

Total Subscriptions	37,428	34,486	22,112

     The following is a summary of the growth in SmartMusic accounts:

	March 31,	December 31,	March 31,
Type of Customer	2005	2004	2004
Schools	3,788	3,298	2,864
Schools Sponsoring Home Subscriptions	841	686	390
Home Users	2,378	2,054	1,485

     Deferred SmartMusic subscription revenue, to be recognized over the balance of the current subscription periods, was $664,000 as of March 31, 2005 compared to $378,000 at March 31, 2004, an increase of 76%. Deferred SmartMusic revenue represents the revenue yet to be recorded on current subscriptions. The annualized subscription revenue run rate was $1,093,000 as of March 31, 2005, a 65% increase over an annualized run rate of $664,000 as of March 31, 2004. The run rate does not include any forecasts of new customers, but gives the annual revenue assuming that we maintain our current customers at their current subscription level. We believe that the presentation of the annual run rate provides useful information to investors regarding the success of the subscription program by disclosing the amount of revenue that is earned on an annual basis from all current customers, as opposed to deferred revenue that shows only a portion of revenue or quarterly posted revenue that is historical information. These financial measures should be considered in addition to, and not a substitute for, financial measures prepared in accordance with U.S. generally accepted accounting principles.

     Gross Profit. The decrease in gross profit for the quarter ended March 31, 2005 is a direct result of lower revenues. Gross margin as a percentage of sales was lower than the first quarter of 2004 because the decrease in revenue was in the Finale product line, a relatively high margin product, and cost of sales includes fixed amortization of capitalized software costs which is spread over a reduced revenue base.

     Development Expenses. The increase in development expenses consists primarily of additional internal payroll, payments to independent contractors, and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products.

     Selling and Marketing Expenses. The increase in sales and marketing expenses is primarily attributable to an increase in advertising, product placement and trade show expenses to promote and support an expected growth in business.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, amortization of certain intangible assets with definite lives, facilities, and other general corporate expenses. The increase in expense in the first quarter of 2005 compared to the first quarter of 2004 relates primarily to increases in corporate insurance and professional fees relating to the current regulatory environment.

     Net Loss from Operations. We recorded a net loss from operations of $631,000 for the quarter ended March 31, 2005 compared with net operating income of $343,000 for the quarter ended March 31, 2004. The decrease in operating performance is primarily due to the decreases in revenue and increases in expenses described above.

     Net Income (Loss). We recorded a net loss of $609,000, or $0.18 per basic and diluted share, for the quarter ended March 31, 2005 compared to net income of $350,000, or $0.10 per basic share, for the quarter ended March 31, 2004.

     Liquidity and Capital Resources. Net cash used by operating activities was $599,000 for the quarter ended March 31, 2005, compared to $226,000 of cash provided by operating activities in the quarter ended March 31, 2004. The decrease in operating cash flow is mainly a result of the net loss for the quarter, an increase in inventory and a reduction in accrued liabilities. These effects were partially offset by collections on accounts receivable, an increase in accounts payable, and an increase in deferred revenue attributable to the growth in sales of SmartMusic subscriptions. SmartMusic deferred revenue represents the portion of subscription revenue that is deferred and amortized over the term of the subscription.

     We have significantly improved our operating cash flow over the last two years, but due to lower first quarter revenue combined with our decision to invest in future company growth, the quarter ended March 31, 2005 resulted in negative operating cash flow. Our quarterly revenues are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to the timing of Finale family upgrade releases, which typically occur in the third or fourth quarter.

     If we do not meet our anticipated future revenue levels, management is committed to expense reductions as necessary to ensure the conservation of adequate cash to continue to finance our operations. If further expense reductions do not offset the decrease in revenue, we may have to seek additional financing. However, management believes that we currently have sufficient cash to finance operations for the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer, with the participation of our management, have concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange commission.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this report generally relate to our ability to generate positive cash flow, our expectations regarding the growth of SmartMusic, the impact of strategic alliances, the timing of product updates, product development and new market introductions. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to the market acceptance of our products; our dependence upon new product development efforts; our dependence on timely releasing annual Finale upgrades; the maintenance of strategic relationships; the success of our SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 5. Other Items.

     The Company entered into a lease dated March 1, 2005 for 22,174 square feet of office and warehouse space in Eden Prairie, Minnesota, which space is used for the Company’s principal offices. The lease expires on March 31, 2011.

Item 6. Exhibits.

     See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 2, 2005	MAKEMUSIC! INC.
	By:	/s/ William R. Wolff
William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Alan G. Shuler
Alan G. Shuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Form 10-QSB

Quarter ended March 31, 2005

Exhibit No.	Description
10.1	Lease dated March 1, 2005 between the Company and First Industrial, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.