Form 10QSB
period 2005-06-30
MAKEMUSIC INC
filed 2005-08-11
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
     Yes ☑ No ☐
     As of August 10, 2005 there were 3,496,592 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

MakeMusic! Inc.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,215	$2,215
Accounts receivable, net	583	830
Inventories, net of reserves	597	332
Prepaid expenses and other current assets	156	241

Total current assets	2,551	3,618
Property and equipment, net	313	250
Goodwill, net	3,630	3,630
Capitalized software products	383	347
Intangible assets, net	273	725
Other non-current assets	104	83

Total assets	$7,254	$8,653

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6	$6
Accounts payable	504	494
Accrued compensation	682	1,024
Accrued expenses and other current liabilities	499	402
Reserve for product returns	323	203
Deferred revenue	750	697

Total current liabilities	2,764	2,826

Capital lease obligations, net of current portion	12	16

Shareholders’ equity:
Common stock	35	34
Additional paid-in capital	61,792	61,626
Accumulated deficit	(57,349)	(55,849)

Total shareholders’ equity	4,478	5,811

Total liabilities and shareholders’ equity	$7,254	$8,653

MakeMusic! Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Notation Revenue	1,626	2,057	3,699	4,940
Smart Music Revenue	324	240	669	441
Other Revenue	73	106	179	217

NET REVENUE	2,023	2,403	4,547	5,598

COST OF REVENUES	376	510	845	1,024

GROSS PROFIT	1,647	1,893	3,702	4,574

OPERATING EXPENSES:
Development expenses	914	637	1,726	1,312
Selling and marketing expenses	787	910	1,811	1,815
General and administrative expenses	837	875	1,687	1,633

Total operating expenses	2,538	2,422	5,224	4,760

LOSS FROM OPERATIONS	(891)	(529)	(1,522)	(186)

Interest income, net	1	3	3	2
Other income (expense)	(1)	98	20	108

Net loss before income tax	(891)	(428)	(1,499)	(76)

Income tax	0	0	1	2

Net loss	(891)	(428)	(1,500)	(78)

Loss per common share:
Basic	(0.26)	(0.13)	(0.44)	(0.02)
Diluted	(0.26)	(0.13)	(0.44)	(0.02)

Weighted average common shares outstanding:
Basic	3,448,132	3,366,297	3,436,695	3,361,368
Diluted	3,448,132	3,366,297	3,436,695	3,361,368

MakeMusic! Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	2005	2004	2005	2004
Operating activities
Net loss	(891)	(428)	(1,500)	(78)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	272	320	542	672
Depreciation and amortization of property and equipment	40	47	78	99
Amortization of deferred compensation		36		75
Issuance of stock options and warrants for services	3	3	6	5
Increase (decrease) in cash from:
Accounts receivable	196	(127)	247	(288)
Inventories	(136)	(23)	(266)	11
Prepaid expenses and other current assets	60	7	63	3
Accounts payable	(65)	167	10	(22)
Accrued liabilities and product returns	264	264	(125)	103
Deferred revenue	(35)	33	53	(53)

Net cash (used in) provided by operating activities	(292)	299	(892)	525
Net cash used by investing activities
Purchases of property and equipment	(91)	(38)	(141)	(63)
Capitalized development and other intangibles	(72)	(57)	(124)	(104)

Net cash used by investing activities	(163)	(95)	(265)	(167)

Net cash provided by (used in) financing activities
Proceeds from stock options and warrants exercised	94	12	160	12
Payments on long-term debt and capital leases	(1)	4	(3)	(53)

Net cash provided by (used in) financing activities	93	16	157	(41)

Net (decrease) increase in cash and cash equivalents	(362)	220	(1,000)	317
Cash and cash equivalents, beginning of period	1,577	1,564	2,215	1,467

Cash and cash equivalents, end of period	1,215	1,784	1,215	1,784

Supplemental disclosure of cash flow information
Interest paid	2	2	4	2
Income taxes paid	0	0	1	2

MakeMusic! Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2004 financial statements, as previously reported, have been reclassified to conform to the 2005 presentation.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and six months ended June 30, 2005 and 2004 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	3,448,132	3,366,297	3,436,695	3,361,368
Dilutive effect of stock options and warrants	—	—	—	—
Equivalent average common shares outstanding — diluted	3,448,132	3,366,297	3,436,695	3,361,368
The effect of options and warrants are excluded for 2005 and 2004 because the effect is anti-dilutive.

Note 3	Income Tax (Expense) Benefit. The Company did not record a provision for income tax in the three and six months ended June 30, 2005 and 2004 due to the fact the Company recorded a net loss for the periods respectively. The only income tax expense recorded in the three and six months ended June 30, 2005 and 2004 was for minimum state income tax payments. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2004 and 2005.

Note 4	Stock Options and Warrants. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss):
Net income (loss) as reported	(891)	(428)	(1,500)	(78)
Stock compensation recorded under APB 25	2	36	6	75
Stock compensation (expense) credit under FAS 123	89	(118)	3	(214)

Pro forma net loss	(800)	(510)	(1,491)	(217)

Loss per share:
Basic and Diluted
As reported	(0.26)	(0.13)	(0.44)	(0.02)
Pro forma	(0.23)	(0.15)	(0.43)	(0.06)
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

     For over a decade, Finale has been the world’s best-selling music notation software. We believe it has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® — it is what musicians use for page layout of sheet music.
     We have traditionally derived a substantial portion of our revenues from sales of Finale and its related notation products, which generally are sold throughout the world. These products continue to provide revenue through regular upgrade releases and customer renewal in the education market. We continue to work on developing their full potential internationally.
     Our continued focus on developing our market opportunities and achieving positive operating cash flow has resulted in six consecutive quarters of positive operating cash flow and growing revenues. The strength of our Finale 2004 product, which included the first version compliant with Macintosh OS X released in January 2004, the timely release of our Finale 2005 version, in both the Windows and Macintosh together on the same disk for the first time, in August 2004, as well as an upgrade release of our PrintMusic® software product, helped us to become operating cash positive in 2004. We expect to achieve positive operating cash flow again in 2005 but, with negative operating cash flow of $600,000 in the first quarter of 2005 and 292,000 in the second quarter of 2005, achievement of operating cash flow for the year will depend on a strong revenue performance in the third and fourth quarters of 2005.
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
     As of June 30, 2005, losses from operations have resulted in an accumulated deficit of $57,348,878.
     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004, we identified critical accounting policies and estimates for our business and are incorporated herein by reference.

Results of Operations
     The following table summarizes key operating information for the quarter and six months ended June 30, 2005 and 2004.

	3 Months Ended June 30,				6 Months Ended June 30,
			Incr.				Incr.
	2005	2004	(Decr)%		2005	2004	(Decr)%
Notation revenue	$1,626	$2,057	($431)	-21%	$3,699	$4,940	($1,241)	-25%
SmartMusic revenue	324	240	84	35	669	441	228	52
Other revenue	73	106	(33)	n/a	179	217	(38)	n/a

Net revenue	2,023	2,403	(380)	-16	4,547	5,598	(1,051)	-19

Cost of revenues	376	510	(134)	-26	845	1,024	(179)	-17
Gross profit	1,647	1,893	(246)	-13	3,702	4,574	(872)	-19

Percentage of net sales	81%	79%			81%	82%

Development expenses	914	637	277	43	1,725	1,312	413	31
Selling and marketing expense	787	910	(123)	-14	1,812	1,815	(3)	0
General and administrative expense	837	875	(38)	-4	1,687	1,634	53	3

Total operating expense	2,538	2,422	116	5	5,224	4,761	463	10
Operating loss	(891)	(529)	(362)	68	(1,522)	(187)	(1,335)	714
Other income (expense)	0	101	(101)	-100	23	111	(88)	-79

Net loss before taxes	(891)	(428)	(463)	-108	(1,499)	(76)	(1,423)	-1,872
Income tax provision	0	0	0		(1)	(2)	1	-50
Net Loss	($891)	($428)	($463)	-108	($1,500)	($78)	($1,422)	-1,823

For the quarter and six-month periods ended June 30, 2005 compared to the quarter and six-month periods ended June 30, 2004.
     Net Revenues. Notation revenue decreased by 21% or $431,000 to $1,626,000 when comparing the quarters ended June 30, 2005 and 2004 respectively. Notation revenue decreased by 25% to $3,699,000 when comparing the six months ended June 30, 2005 and 2004 respectively. The decrease in revenue during the second quarter and first half of 2005 is primarily because the first half of 2004 included the release of Finale 2004 for Macintosh which contributed approximately $300,000 in incremental revenue in the second quarter of 2004 and approximately $1,200,000 in incremental revenue in the first half of 2004. Additionally, since meaningful development work on Finale 2005 did not commence until the Macintosh release of Finale 2004 in January, 2004 the additional features and functionality in Finale 2005 released in August, 2004 were not as significant as in prior releases. The Company began shipping Finale 2006 on July 25, 2005 with exceptional new features and functionality that are expected to result in a strong revenue performance in the months to come.

     Revenue for our SmartMusic subscription service continues to grow. SmartMusic revenue increased by 35% or $84,000 to $324,000 in the quarters ended June 30, 2005 compared to the quarter ended June 30, 2004. SmartMusic revenue increased by 52% or $228,000 to $669,000 when comparing the six months ended June 30, 2005 and 2004 respectively. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals.Subscription revenue was $274,000 in the quarter ended June 30, 2005, a 66% increase over subscription revenue of $165,000 in the quarter ended June 30, 2004. Subscription revenue was $530,000 in the six months ended June 30, 2005, a 73% increase over subscription revenue of $306,000 in the six months ended June 30, 2004 .
     SmartMusic subscriptions and revenues fall into three main categories: schools, school-sponsored homes, and regular home subscriptions. The growth in SmartMusic subscriptions is summarized below:

Subscription Type	30-Jun-05	31-Mar-05	31-Dec-04	30-Jun-04
School Subscriptions	12,074	11,166	9,646	7,633
School-Sponsored Home Subscriptions	24,793	23,839	22,757	16,767
Home Subscriptions	2,473	2,423	2,083	1,607

Total Subscriptions	39,340	37,428	34,486	26,007
     Deferred SmartMusic subscription revenue increased 54% or $218,000 to $618,000 when comparing the periods ended June 30, 2005 and 2004 respectively. Deferred SmartMusic revenue represents the revenue yet to be recorded on current subscriptions. The annualized subscription revenue run rate, was $1,018,000 as of June 30, 2005, a 40% increase over an annualized run rate of $725,000 as of June 30, 2004. The run rate does not include any forecasts of new customers, but gives the annual revenue assuming that we maintain our current customers at their current subscription level. We believe that the presentation of the annual run rate provides useful information to investors regarding the success of the subscription program by disclosing the amount of revenue that is earned on an annual basis from all current customers, as opposed to deferred revenue that shows only a portion of revenue or quarterly posted revenue that is historical information. These financial measures should be considered in addition to, and not a substitute for, financial measures prepared in accordance with U.S. GAAP.
     Gross Profit. Gross profit in the quarter ended June 30, 2005 decreased by $246,000 to $1,647,000 compared to the quarter ended June 30, 2004. The decrease in gross profit for the quarter ended June 30, 2005 is a result of the $380,000 decrease in revenues, offset by higher gross margin percentages. Gross margin as a percentage of sales improved to 81% from 79% when comparing second quarter 2005 and 2004 respectively. The improvement in gross margin percentage helped to reduce the reduction in gross profit resulting from lower sales of the Company’s Finale product line. Gross margin percentages improved in most of the Company’s product lines.

Gross profit decreased 19% to $3,702,000 when comparing the six months ended June 30, 2005 and 2004 respectively. The decrease in gross profit for the six-month period ended June 30, 2005 is a result of the $1,050,000 decrease in revenues. The gross margin percentage for the period ended June 30, 2005 decreased slightly when compared to the six-month period ended June 30, 2004 primarily as a result of the lower revenue in 2005 because a portion of the cost of sales is a fixed cost that is spread over lower revenue.
     Development Expenses. Development expenses increased 43% or $277,000 to $914,000 when comparing the quarters ended June 30, 2005 and 2004 respectively. The increase in development expenses consists primarily of additional internal payroll, payments to independent contractors, and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products.
Development expenses increased 32% or $414,000 to $1,726,000 when comparing the six months ended June 30, 2005 and 2004 respectively. The increase in development expenses consists primarily of additional internal payroll, payments to independent contractors, and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products.
Development expenses increased, as planned, in the quarter and six-month period ended June 30, 2005 to support the development of new products scheduled for release in the third and fourth quarter of 2005.
     Sales and Marketing Expenses. Sales and Marketing expenses decreased 13% to $787,000 when comparing the quarters ended June 30, 2005 and 2004 respectively. The decrease in sales and marketing expenses is primarily attributable to cost management to align the expense with the lower level of sales.
Sales and Marketing expenses decreased slightly to $1,812,000 when comparing the six months ended June 30, 2005 and 2004 respectively. Expenses in this category are expected to increase during the second half of 2005 to support an expected increase in revenue.
     General and Administrative Expenses. General and administrative expenses decreased 4% to $837,000 when comparing the quarters ended June 30, 2005 and 2004 respectively. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, amortization of certain intangible assets with definite lives, facilities, and other general corporate expenses. The decrease in expense in the second quarter of 2005 compared to the second quarter of 2004 relates primarily to a reduction in executive management compared to 2004.
General and administrative expenses increased 3% to $1,687,000 when comparing the six months ended June 30, 2005 and 2004 respectively. The increase in expense in the six months ended 2005 compared to the six months ended 2004 relates primarily to higher professional fees and facilities costs.
     Net Loss from Operations. Net loss from operations increased 68% to $(891,000) when comparing the quarters ended June 30, 2005 and 2004 respectively. Net loss from operations increased $(1,336,000) to $(1,522,000) when comparing the six months ended June 30, 2005 and 2004 respectively. The decrease in operating performance in the quarter and first half is primarily due to the decreases in revenue and increases, as planned, in ongoing development expenses as we continue to prepare for future growth.

     Net Loss. Net loss in the second quarter of 2005 was $(891,000) or $(0.26) cents per basic and diluted share compared to a loss of $(428,000) or $(0.13) per basic and diluted share in the second quarter of 2004. Net loss increased $(463,000) when comparing the quarters ended June 30, 2005 and 2004 respectively. Net loss in the second half of 2005 was $(1,500,000) or $(0.44) cents per basic and diluted share compared to a loss of $(78,000) or $(0.02) per basic and diluted share in the second quarter of 2004. Net loss increased by $(1,423,000) when comparing the six months ended June 30, 2005 and 2004 respectively. The increase in net loss in the quarter and first half is primarily due to the decreases in revenue, increases, as planned, in development costs and $100,000 in other non-operating income recorded in the second half of 2004
     Liquidity and Capital Resources. Net cash used by operating activities was $292,000 for the quarter ended June 30, 2005, compared to $299,000 of cash provided by operating activities in the quarter ended June 30, 2004. Net cash used by operating activities was $892,000 for the six-month period ended June 30, 2005, compared to $525,000 of cash provided by operating activities in the six-month period ended June 30, 2004. The decrease in operating cash flow in the quarter and first half of 2005 is mainly a result of the net loss for the periods, offset by improvements in other working capital and non-cash related items.
     We have significantly improved our operating cash flow over the last few years, but due to lower second quarter and first half revenues combined with our decision to invest in future company growth, the quarter and six-month periods ended June 30, 2005 resulted in negative operating cash flows.. Our quarterly revenues are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to the timing of Finale family upgrade releases, which typically occur in the third or fourth quarter.
     If we do not meet our anticipated future revenue levels, management is committed to taking expense reduction actions necessary to ensure the conservation of adequate cash to continue to finance our operations. If further expense reductions do not offset the decrease in revenue, we may have to seek additional financing. However, management believes that we currently have sufficient cash to finance operations for the foreseeable future.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     (a) The annual meeting of the company’s shareholders was held on Wednesday, May 18, 2005.
     (b) At the annual meeting, a proposal to set the number of directors at seven (7) was adopted by a vote of 1,909,019 shares in favor, with 1,394 shares opposed and 710 shares abstaining.
     (c) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of the company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
John W. Paulson	1,904,219	6,904
William R. Wolff	1,872,196	38,927
John C. Bergstrom	1,904,219	6,904
John R. Whisnant	1,904,219	6,904
Ronald B. Raup	1,904,019	7,114
Philippe H. Aubert	1,904,219	6,904
Benson K. Whitney	1,904,219	6,904
     (d) At the annual meeting, a proposal to approve an amendment to the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 8,500,000 was approved by a vote of 1,864,568 shares in favor, with 45,455 shares opposed and 1,100 shares abstaining.
     (e) At the annual meeting, a proposal to ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2005 was approved by a vote of 1,903,159 shares in favor, with 5,684 shares opposed and 2,280 shares abstaining.
Item 5. Other Information
     None
Item 6. Exhibits.
     (a) Exhibits: See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	MAKEMUSIC! INC.

	By:	/s/ William R. Wolff

William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Alan G. Shuler

Alan G. Shuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Form 10-QSB
Three and six months ended June 30, 2005

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