Form 10QSB
period 2005-09-30
MAKEMUSIC INC
filed 2005-10-26
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________To_________

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

Yes☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No☒

As of October 21, 2005 there were 3,592,764 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No☒

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

MakeMusic! Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
Assets	(unaudited)

Cash and cash equivalents	$1,734	$2,215
Accounts receivable, net	1,005	830
Inventories, net of reserves	617	332
Prepaid expenses and other current assets	203	241
Total current assets	3,559	3,618

Property and equipment, net	333	250
Goodwill, net	3,630	3,630
Capitalized software products	408	347
Intangible assets, net	47	725
Other non-current assets	85	83
Total assets	$8,062	$8,653

Liabilities and Shareholders’ Equity
Current portion of long-term debt and capital lease obligations	$6	$6
Accounts payable	239	494
Accrued compensation	720	1,024
Accrued expenses and other current liabilities	483	402
Reserve for product returns	333	203
Deferred revenue	736	697
Total current liabilities	2,517	2,826

Capital lease obligations, net of current portion	11	16

Shareholders’ Equity:
Common stock	35	34
Additional paid-in capital	61,908	61,626
Accumulated deficit	(56,409)	(55,849)
Total shareholders’ equity	5,534	5,811
Total liabilities and shareholders’ equity	$8,062	$8,653
See Notes to Condensed Consolidated Financial Statements

MakeMusic! Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Notation revenue	$3,399	$2,269	$7,098	$7,208
SmartMusic revenue	390	268	1,059	710
Other revenue	192	125	371	342
NET REVENUE	3,981	2,662	8,528	8,260

COST OF REVENUES	634	433	1,479	1,457

GROSS PROFIT	3,347	2,229	7,049	6,803

OPERATING EXPENSES:
Development expenses	746	775	2,471	2,087
Selling and marketing expenses	942	836	2,754	2,651
General and administrative expenses	727	732	2,414	2,365

Total operating expenses	2,415	2,343	7,639	7,103

INCOME (LOSS) FROM OPERATIONS	932	(114)	(590)	(300)

Interest income net	12	2	15	4
Other income (expense)	(4)	0	16	108
Net income (loss) before income tax	940	(112)	(559)	(188)

Income tax	0	0	2	2
Net income (loss )	$940	$(112)	$(561)	$(190)

Income (loss) per common share:
Basic	0.27	(0.03)	(0.16)	(0.06)
Diluted	0.23	(0.03)	(0.16)	(0.06)

Weighted average common shares outstanding:
Basic	3,497,749	3,380,762	3,457,132	3,367,894
Diluted	4,085,181	3,380,762	3,457,132	3,367,894

 MakeMusic! Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2005	2004	2005	2004
Operating activities
Net income (loss)	$940	$(112)	$(561)	$(190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	272	318	813	990
Depreciation and amortization of property and equipment	39	47	117	146
Amortization of deferred compensation		35		110
Issuance of stock options and warrants for services	(2)	2	4	7
Changes in assets and liabilities:
Accounts receivable	(422)	115	(175)	(173)
Inventories	(20)	(79)	(285)	(69)
Prepaid expenses and other current assets	(30)	0	32	3
Accounts payable	(265)	(24)	(254)	(46)
Accrued liabilities and product returns	32	(158)	(93)	(60)
Deferred revenue	(15)	(40)	38	(93)
Net cash provided by (used in) operating activities	529	104	(364)	625

Net cash used in investing activities
Purchases of property & equipment	(59)	(44)	(201)	(107)
Capitalized development and other intangibles	(69)	(30)	(191)	(134)
Net cash used in investing activities	(128)	(74)	(392)	(241)

Net cash provided by (used in) financing activities
Proceeds from stock options & warrants exercised	119	3	279	15
Payments on long-term debt and capital leases	(1)	(2)	(4)	(51)
Net cash provided by (used in) financing activities	118	1	275	(36)

Net increase (decrease) in cash and cash equivalents	519	31	(481)	348
Cash and cash equivalents, beginning of period	1,215	1,784	2,215	1,467
Cash and cash equivalents, end of period	$1,734	$1,815	$1,734	$1,815

Supplemental disclosure of cash flow information
Interest paid	1	0	5	2
Income taxes paid	0	0	1	2

MakeMusic! Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1
Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

Note 2
Net Income (Loss) Per Share. Net income (loss ) per share was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and nine months ended September 30, 2005 and 2004 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	3,497,749	3,380,762	3,457,132	3,367,894
Dilutive effect of stock options and warrants	587,432	-	-	-
Equivalent average common shares outstanding - diluted	4,085,181	3,380,762	3,457,132	3,367,894

The effect of options and warrants are excluded for the nine month 2005 and 2004 and the three month 2004 presentations because the effect is anti-dilutive.

Note 3
Income Tax Expense. The Company did not record a provision for income tax in the three and nine months ended September 30, 2005 and 2004 due to the fact the Company recorded a net loss for those nine month periods. The only income tax expense recorded in the three and nine months ended September 30, 2005 and 2004 was for minimum state income tax payments. Due to the uncertainty regarding future realization of our federal deferred income tax assets and net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2004 and 2005.

Note 4
Stock Options and Warrants. The Company accounts for stock options under Accounting Principles Board Opinion No. 25, under which the excess, if any, of the quoted market price at the date of grant over the amount an employee must pay to acquire the stock is recognized as compensation expense. The following table displays pro forma net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss):
Net income (loss) as reported	940	(112)	(561)	(190)
Stock compensation recorded	(2)	35	4	117
Stock compensation pro forma	(53)	(118)	(50)	(295)
Pro forma net income (loss)	885	(195)	(607)	(368)
Income (loss) per share:
Basic
As reported	0.27	(0.03)	(0.16)	(0.06)
Pro forma	0.25	(0.05)	(0.18)	(0.11)
Diluted
As reported	0.23	(0.03)	(0.16)	(0.06)
Pro forma	0.22	(0.05)	(0.18)	(0.11)

ITEM 2. Management’s Discussion And Analysis Or Plan Of Operation

Executive Overview

We are a world leader in music education technology with a mission to enhance and transform the experience of making, teaching and learning music. Among our leading products are SmartMusic®, a complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library, and Finale®, the world's best-selling music notation software.

SmartMusic® is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings. SmartMusic enhances and transforms the process of practicing music by accompanying musicians while they practice - following their spontaneous tempo changes like a human accompanist. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments.

We expect SmartMusic to act as our growth engine to take us beyond our traditional strength in notation software. With its recurring revenues, SmartMusic is an important part of our business with a subscription-based model that leverages relationships with music educators and their students. We expect alliances with industry leading partners such as Hal Leonard and Conn-Selmer to provide significant growth opportunities over time. While it is difficult to predict the volume increase these alliances may produce, we are confident that we will be ready for the growth these relationships may present.

For over a decade, Finale has been the world's best-selling music notation software. We believe it has transformed the very process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® - it is what musicians use for page layout of sheet music.

We have traditionally derived a substantial portion of our revenues from sales of Finale and its related notation products, which generally are sold throughout the world. These products continue to provide revenue through regular upgrade releases and customer renewal in the education market. We continue to work on developing their full potential internationally.

Our continued focus on developing market opportunities and achieving positive operating cash flow has resulted in a quarter of positive operating cash flow and growing revenues. The continuing strength of our Finale 2005 product and timely release of the Finale 2006 version helped us to achieve positive operating cash flow of $529,000 for the quarter. We expect to achieve positive operating cash flow again in the fourth quarter, but, with negative operating cash flow of $364,000 in the first nine months of 2005, achievement of positive operating cash flow for the year will depend on a strong revenue performance in the fourth quarter of 2005.

With Finale and SmartMusic, we have the marketing and development platform for building a growing business in music education software. We are exploring opportunities to introduce our existing products into new geographic markets through existing distribution partners and new associations and relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies; the editing, display, printing and playback of music notation, pitch recognition, assessment, recording, and Intelligent Accompaniment®.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations

The following table summarizes key operating information for the quarter and nine months ended September 30, 2005 and 2004 in $000’s.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Incr (Decr)%		2005	2004	Incr (Decr)%

Notation revenue	$3,399	$2,269	$1,130	50%	$7,098	$7,209	($111)	-2%
SmartMusic revenue	390	268	122	46%	1,059	710	349	49%
Other revenue	192	125	67	n/a	371	342	29	n/a
Net revenue	3,981	2,662	1,319	50%	8,528	8,261	267	3%
Cost of revenues	634	433	201	46%	1,479	1,458	21	1%
Gross profit	3,347	2,229	1,118	50%	7,049	6,803	246	4%
Percentage of net sales	84%	84%			83%	82%

Development expenses	746	775	(29)	-4%	2,471	2,087	384	18%
Selling and marketing expense	942	836	106	13%	2,754	2,651	103	4%
General and administrative expense	727	732	(5)	-1%	2,414	2,365	49	2%
Total operating expense	2,415	2,343	72	3%	7,639	7,103	536	8%
Operating income (loss)	932	(114)	1,046	918%	(590)	(300)	(290)	97%
Other income	8	2	6	300%	30	112	(81)	-73%
Net income (loss) before taxes	$940	($112)	$1,052	939%	($560)	($188)	($371)	196%
Income tax provision	0	0	0	0%	(1)	(2)	1	-50%
Net income (loss)	$940	($112)	$1,052	939%	($561)	($190)	($370)	194%

For the three- and nine-month periods ended September 30, 2005 compared to the three- and nine-month periods ended September 30, 2004.

Net Revenues. Notation revenue increased by 50% or $1,130,000 to $3,399,000 when comparing the quarters ended September 30, 2005 and 2004, respectively. Notation revenue decreased by 2% to $7,098,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. The increase in revenue during the third quarter was due to the strength of the Finale 2006 release. The year-to-date decrease in 2005 is primarily because of the timing of Finale releases in 2004, which included the release of Finale 2004 for Macintosh OSX in the first quarter of 2004. Additionally, since meaningful development work on Finale 2005 did not commence until the Macintosh release of Finale 2004 in January 2004 the additional features and functionality in Finale 2005 released in August 2004 were not as significant as in prior releases. The Company began shipping Finale 2006 on July 25, 2005 with new features and functionality that have resulted in a strong revenue performance in the current quarter, closing the revenue gap when comparing the first three quarters of 2005 to the first three quarters of 2004.

Revenue for the SmartMusic subscription service continues to grow. SmartMusic revenue increased by 46% or $122,000 to $390,000 in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. SmartMusic revenue increased by 49% or $349,000 to $1,059,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals.

Subscription revenue was $312,000 in the quarter ended September 30, 2005, a 65% increase over subscription revenue of $189,000 in the quarter ended September 30, 2004. Subscription revenue was $855,000 in the nine months ended September 30, 2005, a 73% increase over subscription revenue of $494,000 in the nine months ended September 30, 2004.

SmartMusic subscriptions and revenues fall into three main categories: schools, school-sponsored homes, and regular home subscriptions. The growth in SmartMusic subscriptions is summarized below:

Subscription Type	30-Sep-05	30-Jun-05	31-Mar-05	31-Dec-04	30-Sep-04
School	13,485	12,074	11,166	9,646	8,461
School-Sponsored Home	27,189	24,793	23,839	22,757	20,344
Home	2,525	2,473	2,423	2,083	1,851
Total Subscriptions	43,199	39,340	37,428	34,486	30,656

Deferred SmartMusic subscription revenue increased 71% or $277,000 to $664,000 when comparing the periods ended September 30, 2005 and 2004, respectively. Deferred SmartMusic revenue represents the revenue yet to be recorded on current subscriptions. The annualized subscription revenue run rate was $1,167,000 as of September 30, 2005, a 39% increase over an annualized run rate of $837,000 as of September 30, 2004. The run rate does not include any forecasts of new customers, but gives the annual revenue assuming that we maintain our current subscription level. We believe that the presentation of the annual run rate provides useful information to investors regarding the success of the subscription program by disclosing the amount of revenue that is earned on an annual basis from all current customers, as opposed to deferred revenue that shows only a portion of revenue, or quarterly revenue that is historical information. These financial measures, which have not been prepared in accordance with U.S. generally accepted accounting principles (GAAP), should be considered in addition to, and not a substitute for, financial measures prepared in accordance with GAAP.

Gross Profit. Gross profit in the quarter ended September 30, 2005 increased by $1,118,000 to $3,347,000 compared to the quarter ended September 30, 2004. The increase in gross profit for the quarter ended September 30, 2005 is a result of the $1,319,000 increase in revenues and a slightly higher gross margin percentage. Gross margin as a percentage of sales improved to 84.1% from 83.7% when comparing third quarter 2005 and 2004, respectively.

Gross profit increased 4% to $7,049,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. The increase in gross profit for the nine-month period ended September 30, 2005 is a result of the $268,000 increase in revenues. The gross margin percentage for the period ended September 30, 2005 increased slightly when compared to the nine-month period ended September 30, 2004, primarily as a result of the higher revenue.

Development Expenses. Development expenses decreased 4% to $746,000 when comparing the quarters ended September 30, 2005 and 2004, respectively. The slight decrease in development expenses is primarily due to timing related to the change over from Finale 2006 development cycle to the development of our 2007 product lines and remaining 2006 product lines. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products.

Development expenses increased 19% or $385,000 to $2,472,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. Development expenses changed as planned, in the three- and nine-month periods ended September 30, 2005 to support the development of new products that were scheduled for release in the third and fourth quarters of 2005.

Sales and Marketing Expenses. Sales and marketing expenses increased 13% to $942,000 when comparing the quarters ended September 30, 2005 and 2004, respectively. The increase in sales and marketing expenses is primarily attributable to additional sales activities associated with the higher sales level within the quarter. Expenses in this category primarily consist of internal payroll, travel, advertising, trades shows and a variety of product promotion activities.

Sales and marketing expenses increased slightly to $2,754,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. Expenses in this category are expected to increase during the fourth quarter of 2005 to support a ramp-up in sales and promotional activities.

General and Administrative Expenses. General and administrative expenses decreased slightly to $727,000 when comparing the quarters ended September 30, 2005 and 2004, respectively. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, amortization of certain intangible assets with definite lives, facilities, and other general corporate expenses. The decrease in expense in the third quarter of 2005 compared to the third quarter of 2004 relates primarily to a restructuring of executive management compared to 2004.

General and administrative expenses increased 2% to $2,414,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. The increase in expense in the nine months ended 2005 compared to the nine months ended 2004 related primarily to higher professional fees and facilities costs.

Net Income from Operations. Net income from operations in the third quarter was $932,000 compared to a loss of $114,000 for the third quarter of 2004. Net loss from operations increased to $590,000 when comparing the nine months ended September 30, 2005 and 2004, respectively. The increase in operating performance in the quarter is primarily due to the increases in revenue and decreases, as planned, in ongoing development expenses as we re-tool for the 2007 product cycle.

Net Income. Net income in the third quarter of 2005 was $940,000 or $0.27 per basic and $.23 per diluted share compared to a loss of $112,000 or $0.03 per basic and diluted share in the third quarter of 2004. Net income increased by $1,052,000 when comparing the quarter ended September 30, 2005 and 2004, respectively. Net loss in the first nine months of 2005 increased to $561,000 or $0.16 per basic and diluted share compared to a net loss of $190,000 or $0.06 per basic and diluted share in the first nine months of 2004. The increase in net income during the quarter was due to the increase in revenue resulting from strength in revenue from the 2006 Finale release. The increase in net loss during the first nine months of 2005 when compared to the comparable 2004 period is primarily due to increases, as planned, in development expenses.

Liquidity and Capital Resources. Net cash provided by operating activities was $529,000 for the quarter ended September 30, 2005, compared to $104,000 of cash provided by operating activities in the quarter ended September 30, 2004. Net cash used in operating activities was $364,000 for the nine-month period ended September 30, 2005, compared to $630,000 of cash provided by operating activities in the nine-month period ended September 30, 2004. The decrease in operating cash flow in the first nine months of 2005 is primarily a result of the net loss for the period, and increases in inventory and receivables to support the revenue increase.

We have significantly improved our operating cash flow over the last few years, but due to lower first half revenues combined with our decision to invest in future company growth, the nine-month period ended September 30, 2005 resulted in negative operating cash flows. However, we had a strong third quarter, generating $529,000 in operating cash flow, narrowing the gap in our nine-month comparisons. Our quarterly revenues are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to the timing of Finale family upgrade releases, which typically occur in the third or fourth quarter.

If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. If expense reductions do not offset the decrease in revenue, we may have to seek additional financing. However, management believes that we currently have sufficient cash to finance operations for the foreseeable future.

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

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,”“estimate,”“expect,”“intend,”“may,”“could,”“will,” and similar words or expressions. Our forward-looking statements in this report generally relate to, the qrowth potential of SmartMusic, our ability to generate positive cash flow, our expectations regarding increasing revenue, the impact of strategic alliances with industry leaders such as Hal Leonard, Conn-Selmer, Garritan and Native Instruments, sufficiency of capital, product development, market introduction and expected increases in sales and marketing expense to support additional sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to our sales efforts and market acceptance of our products; our dependence upon new product development effort; our dependence on and releasing of annual Finale upgrades; the maintenance of strategic relationships; the success of our SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; our ability to implement cost saving measures as necessary to preserve adequate capital; the intense competition we face; the rapid technological changes and obsolescence in our industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Date: October 26, 2005	MAKEMUSIC! INC.

By: / s/ William R. Wolff
William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

And:/s/ Alan G. Shuler
Alan G. Shuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Form 10-QSB

For Quarter ended September 30, 2005

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