Form 10KSB
period 2005-12-31
MAKEMUSIC INC
filed 2006-03-01
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission File No.: 0-26192
MakeMusic! Inc.
(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1716250
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344
(Address of principal executive offices)(Zip Code)
Issuer’s telephone number, including area code: (952) 937-9611
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year: $11,817,000
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 22, 2006 was approximately $31,442,839 based upon the closing price of the Registrant’s Common Stock on such date.
There were 3,906,022 shares of Common Stock outstanding as of February 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
     MakeMusic, Inc., a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are SmartMusic®, a complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library and Finale®, the world’s best-selling music notation software.
     SmartMusic is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice — following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.
The SmartMusic assessment and recording features allow real-time feedback for students of all ages. Students can easily e-mail their performance to friends and relatives. More importantly, these features allow music educators the ability to create SmartMusic assignments and have students e-mail them an assessment of their assignment complete with a recording of the performance. This enables music educators the means to easily document and access individual student performance in an environment where there is growing emphasis on measuring student achievement.
     For more than fifteen years, Finale has been the world’s best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® — it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for their students.
Strategy
     MakeMusic works with teachers, suppliers, associations and publishers in a proactive collaboration to meet the needs of active music-makers and to develop products for them. The long-term leadership established by our Finale software with music educators internationally provides MakeMusic with credibility in the marketplace to capitalize on the development of SmartMusic and other new products.
     The worldwide market for products and services sold to educators, students, hobbyists and professional musicians is estimated by the Company to be approximately $15.5 billion, with music software as one of its fastest-growing segments. As music educators and parents search for ways to make student practicing more fun and productive, MakeMusic is building on its current leadership position to become a key driver in the future of music education. Possessing many key technologies that can be combined and expanded in a cost-effective manner, we believe we are uniquely positioned to offer continuous innovation to music makers. Additionally, as accountability for individual student progress becomes more and more important, SmartMusic may be the best, if not only, product in the market today for educators to document individual student progress.
MakeMusic’s business strategy is characterized by the following principles:
     Focus on meeting the needs of a highly influential niche market. By focusing on providing superior, long-lasting solutions for music educators, MakeMusic gains exceptional access to the larger market of student and hobbyist musicians at the lowest possible cost.

     Deliver high-quality patented technologies and licensed content. The complexity of the notation and Intelligent Accompaniment technologies at the core of MakeMusic’s products represent a significant barrier to entry to competition. Furthermore, we hold licenses to a major library of music, adding to this barrier.
     Capitalize on fundamental shifts in the marketplace. MakeMusic’s products support two shifts that are leading to long-term growth opportunities: its products support the adoption of the “digital lifestyle” in which music is a market driver; and its products provide the building blocks that meet the demand for quantification and assessment in education.
     Leverage an extensive customer database for targeted and personalized direct marketing. With an active database of nearly a half-million musicians, MakeMusic is able to target, personalize and develop each customer’s buying potential in an optimal fashion. Supporting this initiative, MakeMusic’s management has significant operational experience in world-class customer relationship management businesses.
     Grow the SmartMusic business by leveraging support of music educators, suppliers and associations. MakeMusic introduced an annual subscription for teachers late in 2001 and a monthly subscription for home users in the spring of 2002. In October 2002, we launched the school-sponsored student subscription program, allowing schools to sponsor their students’ home use of SmartMusic at substantial discounts. In 2005 we expanded our service to offer discounted subscriptions to members of certain musical associations and, in some cases, provided special music libraries to those members. We provide, for example, a discounted, customized version of SmartMusic for purchasers of Hal Leonard’s Essential Elements Book One for band and strings and special SmartMusic subscriptions to members of the International Association of Jazz Education (IAJE) and the Associated Board of the Royal School of Music (ABRSM) among others.
     Maintain and strengthen Finale market leadership and revenues. Finale music notation software is accepted worldwide as the industry standard. We will seek to maintain Finale revenues by continuing to introduce innovative upgrades to its products. MakeMusic intends to grow revenues by expanding marketing throughout the world, expanding our distribution into underserved markets (such as in the worship market) and more aggressively pursuing the marketing of products outside the United States.
     Partner with leading industry players. MakeMusic is continuing to pursue and expand strategic alliances with entities that have the marketing power and capital resources to fully exploit our products’ potential around the world. We will also pursue alliances that enhance our technology base into complementary music and educational markets. Already, we have forged key strategic relationships with: McGraw-Hill, the largest music textbook publisher; Hal Leonard Corporation, the largest sheet music publishing company; Conn-Selmer, the largest manufacturer of band and orchestral instruments and accessories in the United States; and Berklee College of Music, the world’s premier learning lab for the music of today.
     Grow the business step by step. MakeMusic currently has sufficient capital necessary to continue the product development and marketing efforts necessary to grow our business. We are planning to continue business development with attention to careful cash management while continuing to grow revenues with a view toward profitability.
Products
     SmartMusic. SmartMusic is a complete, interactive, computer-based music system that transforms and modernizes the way a musician practices by providing human-like accompaniment in a wide range of musical styles performed by orchestras, jazz trios, rock bands and other musical ensembles. Its key innovation, the patented Intelligent Accompaniment®, enables SmartMusic to listen to a musician as they sing or play and follow their spontaneous tempo changes. In addition, SmartMusic allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation, adjust the degree to which the accompaniment follows the musician, control tempo, transpose the music into any key, play with or without repeats or designate sections of the music to cut. The software also includes self-assessment features and allows the user to record their performance and send it by e-mail. The prototype technology upon which the SmartMusic system is based was patented by Carnegie Mellon University and licensed to us. We then significantly enhanced the prototype technology with our own proprietary technology and additional patented features, producing a marketable product.

SmartMusic is a unique product that has won numerous awards as well as the support of world-class musicians such as Wynton Marsalis, James Galway, Dawn Upshaw and others.
     Schools, students and other musicians have access, via a subscription, to over 30,000 licensed accompaniments including elementary band methods and classical, jazz, pop, rock, movie, theater and holiday titles. We have entered into license agreements with top music publishers to produce musical arrangements for use with SmartMusic. We have also obtained exclusive rights from certain major publishers to solo classical works for voice, woodwinds, brass, percussion, strings and keyboard for the purpose of musical accompaniment, which respond in real time to the musician. We have developed our accompaniment selections based upon a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold in the United States. In the future, we plan to continue expansion of our library of accompaniments to cover a broad spectrum of musical genres, instruments and skill levels as well as international preferences for music performance. Further, users of our notation software (see below) can create their own SmartMusic accompaniments, which can then be played by the SmartMusic software.
     In addition, SmartMusic subscribers have access to a selection of accompaniments to more than 50,000 skill-development exercises based on scales, intervals, arpeggios and twisters. The product also features warm-up exercises for vocalists, the ability to insert tempo changes with variations in speed and the ability to insert breath marks and cues to wait for a particular tone. These “variables” can be saved with the music, creating a personally customized version of the accompaniment. SmartMusic provides accompaniments for band and string instruments as well as for vocalists.
     The individual subscription program, currently priced at $9.95 per month or $100 per year, was launched in 2002. In response to teachers’ requests to have an offer which would encourage all their students to use SmartMusic at home, we developed and launched a school-sponsored student subscription program which allows participating students to currently buy a subscription for $25 per year. The students may purchase their subscription from the school or may purchase directly from the www.smartmusic.com website using a code generated by their teacher. In 2005, we introduced the ability to sponsor members and to generate codes to also include organizations of musicians. We believe that the SmartMusic subscription-based revenue model, with its recurring stream of revenues, offers a significant opportunity to increase profitability. We also sell a packaged SmartMusic Starter Kit through dealers, for a suggested retail price of $129.95, that includes a one-year subscription plus a vocal and instrumental microphone. In early 2006 we authorized, a select group of dealers, that specialize in selling to music educators, to offer SmartMusic subscriptions to schools and sponsored students.
     Finale notation family. We are a market leader in music notation software with our Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by software programs like Finale have made such software the dominant method for composers, arrangers, publishers and music teachers to create printed music.
     The Finale product is recognized as the most powerful and comprehensive notation software product in the world. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its “hyperscribe” feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.
     We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students and religious organizations at a suggested retail price of $350. This edition has been a key source of revenue and registered user base growth and represents a market that is continuously being replenished with new student users.
     The Finale product is currently translated into German, French, Spanish, Italian and Japanese. Related user manuals are also available in German, French, Spanish, Italian, Swedish, Dutch and Japanese. We believe the international market is a key growth opportunity as computer penetration increases worldwide.

     The Finale Allegro® product, a value-priced version of the powerful Finale music notation software product, was introduced in 1993. The Allegro music notation software product currently retails for $199 and contains a subset of the notation tools contained in the Finale product. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create “lead sheets” for other musicians, and is therefore marketed as, “the MIDI User’s Choice for Music Notation.”
     Finale PrintMusic®, an entry-level, yet powerful music notation software product, retails for $99.95 and contains a subset of the notation tools contained in the Finale and Finale Allegro products. PrintMusic allows us to offer an entry-level product to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. This product is targeted to a broad audience in the education and general consumer marketplace.
     Finale NotePad® is a downloadable “freeware” introduction to the Finale notation family. As of December 31, 2005, there are approximately 1.2 million unique users of NotePad with approximately 2.2 million total downloads of NotePad.
Synergy Between Product Lines
     From a technology perspective, there are considerable synergies between the SmartMusic business and the Finale notation business because the products benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display, among other things, sheet music, exercises and beginning band method songs. It is this technology that puts red and green notes on the screen to show SmartMusic students what they did wrong and how to do it right. Similarly, the SmartMusic pitch recognition technology is used within Finale in its MicNotator® feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone. Indeed, the synergistic integration between SmartMusic and Finale notation products represents a significant differentiator for our notation products and provides a significant barrier to entry into the marketplace. Likewise, the ability to effortlessly create SmartMusic repertoire using the Finale product is a major benefit for SmartMusic customers.
     More important than the technology synergies, however, are the market and customer synergies. We estimate that Finale is well-established in over 30,000 schools, all of which are targets for SmartMusic. The school teachers/decision-makers know and respect Finale and are willing to consider new products from MakeMusic. Similarly, the Finale channels of distribution are anxious to build upon their continuing Finale sales with new products from MakeMusic.
Technology Infrastructure
     The MakeMusic data center is operated internally, offering extensive uptime and connectivity to the Internet backbone via fiber-optic connections. For maximum reliability, all our servers utilize redundant arrays of independent disks for information backup as well as redundant power. We are currently utilizing state-of -the-art hardware and software platforms. Web services are run on Microsoft IIS® and Apache® servers. A combination of Microsoft SQL® and Oracle® are used for database applications. Our entire network is monitored twenty-four hours a day, seven days a week and is fully scalable and upgradeable for future growth.
     www.smartmusic.com. The SmartMusic website promotes our SmartMusic subscriptions and SmartMusic accessories.
     www.finalemusic.com. The Finale website promotes notation products and e-commerce with mail-order fulfillment and also downloads of Finale NotePad.
     www.makemusic.com. The MakeMusic website includes information on the Company and its products. It also provides links to www.smartmusic.com and www.finalemusic.com for people wanting to make purchases of the Company’s products.

Marketing, Sales and Distribution
     SmartMusic. MakeMusic believes its future revenue growth will be primarily driven by its revolutionary product SmartMusic, the world’s first computer software that is a complete music practice system. SmartMusic features award-winning Intelligent Accompaniment technology and the world’s largest library of interactive music accompaniments.
     The market for SmartMusic is large, with student use being the biggest potential market. There are over 100,000 school buildings in the U.S. that have approximately 15 million students enrolled in band, orchestra and choir programs. The school-sponsored student subscription offering encourages teachers to be advocates to students and parents for SmartMusic at home. We believe the key to expanding the number of subscriptions for students is in producing a compelling reason for educators to make SmartMusic an integral part of how they deliver lesson plans and to make assignments given through SmartMusic a necessary part of their curriculum. We believe that the web-based product that we currently have in development will break down many of the barriers to expanding our reach to more students.
     Our expanding subscription sales model, if accomplished, is likely to result in increased profit margins because of a recurring stream of revenues and cash flow, depending on the rate at which schools will adopt the SmartMusic system and on our success in establishing long-term customer relationships with the SmartMusic subscribers. We plan to focus on adoption and customer satisfaction to leverage the school-sponsored student subscription model.
     MakeMusic intends to utilize a variety of marketing channels to achieve the best mix for profitable growth. In the United States, Canada and United Kingdom, SmartMusic is being marketed by traditional direct mail, e-marketing, music association membership, trade shows, exposure at state music educator conferences and advertising in targeted print media. We are also utilizing experienced music educators in our educator support system (“ESS”), to help us reach their fellow music educators.
     In addition, we have developed SmartMusic Intelligent Accompaniment software for Hal Leonard’s Essential Elements®, the world’s best-selling method books for beginning band and strings students. This is part of a strategic partnership with Hal Leonard Corporation, the world’s largest sheet music publisher. This relationship is very important because students usually start to play in a school band in the fifth grade. In the United States alone, there are approximately 2.5 million students starting band every year. If many of these students have a successful experience starting out with SmartMusic, they will likely continue with SmartMusic and become users of other MakeMusic products, including Finale software and new products introduced in the future. As a result of a special marketing and licensing agreement, Hal Leonard offers SmartMusic in its Essential Elements Book One for both band and orchestra students, reaching approximately 1 million students per year. Students receive a free trial offer giving them access to accompaniments to the first half of the book; and they may acquire access to the second half of the book at a discounted price as well as become regular subscribers thereafter.
     Though the primary distribution for SmartMusic subscriptions is via the www.smartmusic.com website (linked with www.makemusic.com and www.finalemusic.com), we also have a network of education dealers and distributors supporting the SmartMusic Starter Kit designed for sale at retail. Distributors service the music instrument retailers, college bookstore and educational software markets. We are also working with key dealers to implement a beginning band instrument rental opportunity that includes SmartMusic software in the rental package.
     An additional marketing strategy is to deploy SmartMusic at key partner sites that already have customers frequenting their sites. SmartMusic creates the opportunity to strengthen their music-makers’ community while sharing in the revenues from recurring SmartMusic subscription fees. Offering SmartMusic is extremely easy for a partner site since we project SmartMusic onto their site from our own servers and handle all transactions including back office functions.
     The international marketplace in Europe, Latin/South America and Asia is large but, due to vast differences in the way music is taught in those countries, its potential for MakeMusic is currently unknown. China’s increasing participation in global trade and improved Western relations is anticipated to soon open up the single largest market for music software technology like SmartMusic. In Europe, distributors in key territories including the United

Kingdom are currently marketing SmartMusic. The SmartMusic Starter Kit will assist in expanding their efforts. The majority of SmartMusic’s worldwide exposure is driven by successes in the efforts of ESS members and our web-based initiatives and presence.
     We also intend to continue to strengthen the integration with the Finale notation technology.
     Finale notation family. In the United States and Canada, the Finale family of notation products is sold by a group of channel-specific distributors in the musical instrument and educational channels. Finale is also marketed to educational institutions and specialty retailers on a direct basis. Repeat business is driven by direct marketing to registered users for product upgrades and trade-ups. In early 2006 we signed a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world and, arguably, the largest distributor of music products in North America. We believe this will give us a significant advantage in the highly competitive market for notation software.
     Internationally, Finale notation products are represented by key distributors in many overseas territories, primarily in Europe and Japan. Available in six different languages, Finale generates approximately 20% of its sales abroad. We believe the international markets present an additional opportunity for future growth.
     Music makers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is simply saved as a SmartMusic accompaniment and becomes part of the Intelligent Accompaniment system. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products as well as providing a unique differentiator in the marketplace.
     We believe we can significantly build on our Finale notation software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening distribution, producing additional international versions of the products and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last several years. All Finale products operate on both Windows and Macintosh platforms.
Product Development
     We intend to continue to expand our current product offerings by developing products for new applications and markets.
     Website. Website development expense consists of expenses required for design and development of the MakeMusic, SmartMusic and Finale websites and underlying technology infrastructure. This primarily includes personnel costs and payments to third-party service vendors. All of our websites are maintained and updated on a regular basis.
     In addition, we continue to refine the SmartMusic Internet subscription model and to further develop its distribution capabilities on other Internet websites.
     Content and product. Content and product development consists primarily of internal payroll and payments to third parties for the development and ongoing maintenance of notation products and the SmartMusic subscription software.
     We continue to create additional SmartMusic accompaniments to be included with our subscriptions. Procedures have been created to synthesize classical music and mark music sequences. Additionally, we have automated some of the processes and have developed a technical specification that is used to standardize both quality and process.
     We have maintained our competitive position in the music notation marketplace, in part, by focusing our improvement efforts over the past several years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. We plan to make annual releases of such upgrades. We intend to continue developing music education products with our proprietary music technologies.

Competition
     We believe we are well positioned in music technology markets and benefit from strong barriers to entry for new competitors in our business niches because of our 1) proprietary music notation, Intelligent Accompaniment and music education software; 2) extensive library of licensed content; 3) credibility in the music education marketplace; and 4) relationships with major industry partners. We know of no other musical accompaniment product for band instruments, string instruments and vocalists that responds to the musician with the exception of In Concert™ by Cakewalk, which is an interactive product limited to MIDI keyboards. We expect that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic product in that they do not automatically adjust in real time to the musician’s changes in tempo and they do not provide graphical and numerical assessment. We believe SmartMusic is unique because this product listens to the musician and adjusts accordingly. We also believe that the synergies between Finale and SmartMusic technologies creates feature sets that are difficult for a competitor to replicate.
     The notation market is highly competitive and continues to have competitors such as Steinberg, Sibelius Software Ltd., and Voyetra Inc.
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
Patents
     We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment that listens to and follows tempo changes from a live performance. We have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the following capabilities of the software: enhancements to the algorithms, accompaniment controls and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic is materially affected by the expiration in 2005 of the CMU patent.
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
Trademarks
     We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale Allegro®, Finale NotePad®, Finale PrintMusic ®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, MakeMusic!® , MicNotator®, Net4Music®, Practice Studio®, SmartMusic®, SmartMusic Accompaniments®, SmartMusic Studio®, and The Art of Music Notation®. In addition, the names Coda®, Finale®, Intelligent Accompaniment®, Net4Music®, SmartMusic® and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the United States for FinaleScript®, M!®, Finale SongWriter™, FPA™, Finale Performance Assessment™, and Human Playback®. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.

Manufacturing
     Printing of user manuals, packaging and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use one subcontractor to perform standard copying and assembling services, including copying software DVD and CD-ROM disks, and assembling the product manuals, disks and other product literature into packages. If this subcontractor is unable to perform, there are many alternative vendors that we could use for this service.
Employees
     As of January 31, 2006, MakeMusic employed 75 full-time employees. We believe our relations with employees are good. None of our employees are covered by a collective bargaining agreement. In addition, we rely on select independent contractors to help write software and to develop our repertoire or products. We have little difficulty contracting with these individuals and believe that our relationships with them are good. Should we have difficulty securing the services of such persons in the future, it could adversely affect operations.
Available Information
     All reports filed electronically by MakeMusic with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting the Investor Relations department at MakeMusic. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Cautionary Statements
     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission and reports to shareholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will” and similar words or expressions.
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
     While we currently believe that we have sufficient capital, we may have other capital needs. We achieved positive operating cash flow in 2005 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. If we do not maintain positive cash flow, we may need additional capital to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional capital will be available to us on terms favorable or at all.

     We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of our SmartMusic and Finale businesses and the accompaniment repertoire for SmartMusic. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available or that development efforts will be successful.
     We are dependent upon the Internet in our business. We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet as one of our order-processing channels. Critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. If we experience problems developing and maintaining our Internet operations, our sales, operating results and financial condition could be adversely affected.
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
     Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had education funding cuts, which could negatively impact sales of products to the education market.
     We have incurred operating losses in the past and may incur losses in the near future. We have incurred annual operating losses since inception, and may continue to incur such losses in the near future. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to development and marketing efforts, among other things. There can be no assurance that we will operate profitably or provide an economic return to the investors.
     We face intense competition. While competition for SmartMusic is relatively limited, there can be no assurance that in spite of significant barriers to entry that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for our notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results and financial condition.
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

     Additional government regulation of the Internet may impair our ability to fully develop and utilize the Internet as a marketing and distribution medium. Today, there are relatively few enacted laws specifically directed toward on-line services, and the applicability and scope of such laws is still uncertain, as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States. may be less favorable than those in the United States.
     Compliance with foreign laws may require us to change our business practices or restrict our service offerings to an extent that may damage our financial results. Further, changes to existing laws or the passage of new laws affecting the Internet could directly affect the way we do business, create uncertainty on the Internet, reduce demand for our services, increase the cost of doing business or otherwise harm our business. Our failure to comply with domestic or foreign laws could also subject us to penalties ranging from fines to bans on our ability to offer our services.
     We are dependent upon certain key personnel. We are highly dependent on a limited number of key management, including Bill Wolff and John Paulson, and key technical personnel. The loss of key personnel, or our inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.
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
ITEM 2. DESCRIPTION OF PROPERTY
     The Minnesota location leases approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance payments for the remainder of the lease are approximately $250,000 on an annual basis and the lease expires March 31, 2011. In addition, we have approximately $43,000 in remaining lease and maintenance payments on the 6210 Bury Drive, Eden Prairie, Minnesota, facility that we vacated in early 2005. The lease on that facility expires April 30, 2006.

ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, we may be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. The Company is not aware of any actual or threatened litigation that would have a material adverse effect on its financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     There were no sales of unregistered securities during the year ended December 31, 2005.
     Our common stock trades on The Nasdaq Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2005		2004
		High	Low	High	Low
	First Quarter	$5.30	$4.40	$3.70	$2.45
Common	Second Quarter	4.90	3.15	4.40	2.50
Stock	Third Quarter	4.70	3.37	3.94	3.00
	Fourth Quarter	11.33	3.01	5.95	3.06
     As of December 31, 2005, there were approximately 1,450 shareholders including approximately 1,300 beneficial owners. We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Executive Overview
     MakeMusic intends to achieve significant growth as a worldwide leader in music education software. We have traditionally derived revenue through the development, marketing and sales of our notation software products. These products continue to grow through regular upgrade releases and natural renewal in the education market. We are also working on developing their full potential internationally.
     SmartMusic, our complete practice software system, is expected to be a growth engine that takes us beyond our strength in notation software. SmartMusic is becoming a very important part of our business with recurring revenue from the subscription-based model that leverages our relationships with music educators and their students. We continue to fine-tune the model to ensure strong acceptance of the SmartMusic subscription service. Due to alliances with industry leading partners such as Hal Leonard and Conn-Selmer, we expect to see substantial growth opportunities in 2006 and in future years. While it is difficult to predict the volume increase these alliances may generate, we are confident that we will be ready for the challenges this growth may present.
     The Company is beta-testing a web-based service product that will provide an easy-to-use service for music educators that enables them to electronically deliver SmartMusic assignments to students, automatically receive SmartMusic assessed grades and/or recordings of the assignments, and manage the student grades. This service, in combination with SmartMusic, will allow teachers to guide, motivate, assess and document the individual development of students in bands, orchestras and choirs. The service will integrate with district student record systems for ease-of-use in passing student information between systems. As teachers utilize the service to make and manage SmartMusic assignments, students will discover that it is much easier to have SmartMusic at home rather than waiting for a turn on one of the school computers. Since SmartMusic is priced affordably, we believe large percentages of students will prefer to have SmartMusic at home.
     With Finale and SmartMusic, we believe we have the platforms for building a growing business in music education software. We are exploring opportunities to introduce our existing products into new geographic markets through existing distribution partners and new relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies: the editing, display, printing and playback of music notation, pitch recognition, assessment, recording and Intelligent Accompaniment.
     After two years of streamlining the business and cutting costs, we achieved positive cash flow from operations in the years ended December 31, 2005, and 2004. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. In spite of tight budgets in the school systems, we are confident that we can continue to move toward annual profitability due to our improvements in operations, established customer base and partnerships with education providers.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial position and results of operations:
     Revenue recognition. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectibility is probable and any uncertainties with regard to customer acceptance are insignificant. If a customer is entitled to a pending upgrade, a portion of the revenue is deferred until delivery of the upgrade. For any sales that include a right of return, we track return history and record a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board (“FASB”) Statement 48 (“FAS 48”), Revenue Recognition When a Right of Return Exists. SmartMusic subscription sales are deferred and amortized to revenue on a pro-rated basis over the life of the subscription.
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
     Inventory valuation. Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed.
     Prepaid licensing reserves. Our business requires licensing rights to certain technologies and songs that will be used in our product. Many publishers require advance payments in order to license their property, which we record as prepaid royalties. We periodically analyze the prepayments to estimate the likelihood that we will fully realize the value of the advance royalties on each song. A reserve is booked against the prepaid royalty asset to estimate the amount that may not be realized.
     Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing additional repertoire to be included with the SmartMusic product and, upon release of a song, amortize the costs over the estimated life of the song, not to exceed three years. Annual development of notation products consists of maintenance costs that are expensed as incurred.
     Post contract support. We account for software maintenance in accordance with AICPA SOP 97-2, Software Revenue Recognition which states that revenue for post contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license and the cost of providing PCS during the arrangement is insignificant. However the estimated related costs are accrued in the same period that the sales price is recognized. We provide unlimited, free technical support to our customers and, therefore, accrue an estimated cost of future support in the period of sale.
     Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. Utilizing an analysis of the public market value of our stock, we assess whether the asset’s carrying value is fully recoverable. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by the asset, risks associated with those cash flows and the discount rate to be utilized. If actual results are not consistent with our assumptions, we may be exposed to a goodwill impairment charge that could be material.
     Deferred tax assets. We have U.S. net operating loss carry-forwards of approximately $21.3 million, and tax credits of approximately $736,000. The losses and tax credits are carried forward for Federal and state corporate income taxes and may be used to reduce future taxes. At December 31, 2005, we had net deferred tax assets totaling approximately $9.5 million. However, since we currently could not conclude that this asset is more likely than not to be realized we have recorded a valuation allowance for its full amount.
Results of Operations
     The following table summarizes key operating information for the years ended December 31, 2005, and 2004.

	December 31		Increase
	2005	2004	(Decrease)%
	(In $ thousands)		(In $ thousands)
Notation revenue	$9,762	$9,685	$77	1
SmartMusic revenue	1,533	1,002	531	53
Other revenue	522	553	(31)	(6)

Net revenues	11,817	11,240	577	5
Cost of revenues	2,185	2,054	131	6

Gross profit	9,632	9,186	446	5
Percentage of net sales	81.5%	81.7%

Development expense	3,279	2,830	449	16
Selling and marketing expense	3,882	3,702	180	5
General and administrative expense	3,000	3,280	(280)	(8)

Total operating expenses	10,161	9,812	349	4

Operating loss	(529)	(626)	97	16
Other income, net	32	118	(86)	(73)

Loss before taxes	(497)	(508)	11	2

Income taxes	1	2	(1)	(50)

Net loss	$(498)	$(510)	$12	2

Year ended December 31, 2005, compared to the year ended December 31, 2004
     Net revenue. The increase of $77,000 in notation revenue from the prior year is primarily due to the release of Finale 2006 in July 2005. This release of the Finale software has proven to be the best performing release, in terms of revenue, in our history, primarily based upon the number of units sold. The increase in notation revenue in 2005 as compared to 2004 would have been approximately $1 million greater if the Macintosh version of Finale 2004 had been released in the fall of 2003 instead of January 2004, in accordance with historical practice.
     The increase in SmartMusic revenue reflects the growth of the SmartMusic subscription system that was originally launched in 2001. SmartMusic is sold to schools, students and music organization members on a subscription basis, typically with a subscription life of 12 months. Revenue for sales of subscriptions is recognized over the lives of the subscriptions. Total earned SmartMusic revenue for the year ended December 31, 2005, was $1,533,000, an increase of $531,000, or 53%, over the year ended December 31, 2004. Total unearned SmartMusic subscription revenue (deferred revenue) was $836,000 as of December 31, 2005, an increase of $271,000, or 48%, over the balance at December 31, 2004. We are currently focusing specific marketing activities in this area and anticipate continued growth in the number of subscriptions.
     As a result of new marketing initiatives, new relationships with music organizations and partnerships with publishers, music manufacturers and music dealers, we revamped our method of marketing the SmartMusic product as well as our method of tracking and categorizing subscriptions. Subscriptions now accounted for as association subscriptions, for example, would previously have been included either in home or school subscriptions. Because there will be a blurred line between additional subscriptions purchased by a school and subscriptions that are purchased by students with a school sponsorship, comparisons to prior years’ individual categories will be difficult but will, in the opinion of management, be more useful as a means of tracking growth in subscriptions going forward.
     The SmartMusic subscription has shown continual growth since its launch. It has been purchased by more than 4,500 schools, an increase of 37% over the 3,290 schools as of December 31, 2004, and currently represents 14,550 subscriptions. The school and association sponsored subscription program grew to over 28,750 subscriptions as of December 31, 2005, and individual subscriptions grew to 2,300. Total subscription count stood at approximately 45,600 as of December 31, 2005, an increase of 32% compared to 34,500 as of December 31, 2004.
     Many SmartMusic customers (especially new customers) also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2005, was $365,000, which was $79,000, or 26%, greater than revenue of $286,000 for SmartMusic accessories in the year ended December 31, 2004.
     Gross profit. Gross profit in the year ended December 31, 2005, was $446,000 higher than the prior year due to the increase in revenues. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized notation, repertoire and SmartMusic software development costs and credit card fees. Gross margin as a percentage of revenue was approximately 82% in both years.
     Development expense. Development expenses consist primarily of Finale notation and SmartMusic product development as well as SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the prior year due to staff increases in order to reach numerous product development goals. A portion of the content development expenditures ($287,000 in 2005 and $132,000 in 2004) related to additional repertoire has been capitalized and is being amortized over its estimated useful life of 3 years. Development expenses are expected to increase in 2006 as compared to 2005 as the Company intends to continue developing and enhancing products.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased by $180,000, or 5%, in 2005 compared to 2004, primarily related to increases in marketing personnel and marketing programs. Marketing expenses are expected to increase in 2006 as compared to 2005 as we plan to ramp-up promotional activities for SmartMusic.

     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, and other general corporate expenses. General and administrative expenses decreased by $280,000, or 9%, in 2005 compared to 2004 primarily as a result of a departure of executive management in late 2004 and expiration of certain expenses related to the 2000 reverse merger that were being amortized. General and administrative expenses are expected to increase in 2006, primarily due to the commencement of expensing of stock options beginning in January 2006.
     Interest income and expense, net. Net interest income was $29,000 for the year ended December 31, 2005, compared to $10,000 in net interest income for the year ended December 31, 2004. The increase in net interest income was due to higher interest rates and a higher average balance of cash deposited in interest-bearing accounts during the year.
     Other Income. In 2004, we received a $100,000 cancellation payment from a partner that canceled a contract for which we had performed a portion of our responsibility. No such payment was received in 2005.
     Income tax. Due to operating losses, we recorded only the minimum taxes due for the years ended December 31, 2005 and 2004. Because the Company could not currently determine that it is more likely than not that the operating loss carry-forwards will be realized, there is no tax benefit for such losses reflected in the financial statements.
     Liquidity and capital resources. Net cash provided by operating activities totaled $451,000 for the year ended December 31, 2005, compared to $1,034,000 of net cash provided by operating activities for the year ended December 31, 2004. The reduction in net cash provided in 2005 is attributed to a $244,000 decrease in accrued expenses in 2005 (primarily payments of accrued compensation) compared to an increase of $275,000 in accrued expenses in 2004.
     Cash used in investing activities was $539,000 in the year ended December 31, 2005, compared to $288,000 in the year ended December 31, 2004. Current year expenditures were $255,000 for purchases of property and equipment and $289,000 for capitalization of software development, primarily for SmartMusic repertoire and investment in other intangibles.
     Cash provided by financing activities was $825,000 in the year ended December 31, 2005, compared to $2,000 in the year ended December 31, 2004. The increase in cash from financing activities in 2005 is attributable to cash received from the exercise of stock options and warrants primarily as a result of a significant increase in our stock price during the fourth quarter.
     We have significantly increased cash flows from operating activities in 2005 and 2004 as compared to the previous two years. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year calendar. Management expects to achieve positive annual cash flow in the foreseeable future but not, necessarily, in each quarter. If we do not meet our anticipated revenue levels due to a significantly later-than-anticipated product release or a decrease in demand for our products, management is committed to expense reductions as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing. There can be no assurances, however, that such financing will be available under attractive terms or at all.
     As of December 31, 2005, we had cash and cash equivalents of $2,952,000.
     New accounting pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
Eden Prairie, Minnesota
     We have audited the accompanying consolidated balance sheets of MakeMusic, Inc. and subsidiaries, as of December 31, 2005, and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MakeMusic, Inc. and subsidiaries as of December 31, 2005, and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
/s/ McGladrey & Pullen LLP
Minneapolis, Minnesota
February 8, 2006

MakeMusic, Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$2,952	$2,215
Accounts receivable (net of allowance of $15 and $38 in 2005 and 2004, respectively)	1,004	830
Inventories	435	332
Prepaid expenses and other current assets	161	241

Total current assets	4,552	3,618

Property and equipment, net	323	250
Capitalized software products, net	471	347
Goodwill, net	3,630	3,630
Other intangible assets, net	0	725
Other non-current assets	66	83

Total assets	$9,042	$8,653

Liabilities and shareholders’ equity
Current liabilities:
Current portion of capital lease obligations	$6	$6
Accounts payable	441	494
Accrued compensation	681	1,024
Other accrued liabilities	164	227
Post contract support	181	175
Reserve for product returns	339	203
Current portion of deferred rent	20	0
Deferred revenue	916	697

Total current liabilities	2,748	2,826

Capital lease obligations, net of current portion	9	16
Deferred rent, net of current portion	120	0

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 3,856,654 and 3,419,464 in 2005 and 2004, respectively	39	34
Additional paid-in capital	62,459	61,626
Accumulated deficit	(56,347)	(55,849)
Other comprehensive income	14	0

Total shareholders’ equity	6,165	5,811

Total liabilities and shareholders’ equity	$9,042	$8,653

See accompanying notes.

MakeMusic, Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Twelve Months
	Ended December 31,
	2005	2004
Revenues:
Notation revenue	$9,762	$9,685
SmartMusic revenue	1,533	1,002
Other revenue	522	553

NET REVENUES	11,817	11,240

COST OF REVENUES	2,185	2,054

GROSS PROFIT	9,632	9,186

OPERATING EXPENSES:
Development expenses	3,279	2,830
Selling and marketing expenses	3,882	3,702
General and administrative expenses	3,000	3,280

Total operating expenses	10,161	9,813

LOSS FROM OPERATIONS	(529)	(626)
Interest income	34	12
Interest expense	(5)	(2)
Other income, net	3	108

Loss before income tax	(497)	(508)
Income taxes	1	2

Net loss	$(498)	$(510)

Loss per common share:
Basic	(0.14)	(0.15)
Diluted	(0.14)	(0.15)

Weighted average common shares outstanding:
Basic	3,520,130	3,374,618
Diluted	3,520,130	3,374,618
See accompanying notes.

MakeMusic, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

	Common Stock		Additional			Accumulated Other	Shareholders’
	Total		Paid-In	Accumulated	Deferred	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Compensation	Income	(Deficit)

Balance at December 31, 2003	3,356,330	$34	$61,553	($55,339)	($153)	$0	$6,095

Exercise of stock options and warrants	63,134		62				62

Issuance of stock, stock options and warrants for services			11				11

Amortization of deferred compensation					153		153

Net loss				(510)			(510)

Balance at December 31, 2004	3,419,464	$34	$61,626	($55,849)	$0	$0	$5,811

Exercise of stock options and warrants	437,190	5	826				831

Issuance of stock, stock options and warrants for services			7				7

Comprehensive Income: Unrealized gain on marketable securities						14	14

Net loss				(498)			(498)

Balance at December 31, 2005	3,856,654	$39	$62,459	($56,347)	$0	$14	$6,165
See accompanying notes.

MakeMusic, Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Twelve Months Ended	Twelve Months Ended
	2005	2004

Operating activities
Net loss	$(498)	$(510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	725	979
Depreciation and amortization of property, equipment and capitalized software	325	595
Loss on disposal of property and equipment	21
Amortization of deferred compensation	—	153
Issuance of options and warrants for services	7	11
Net changes in assets and liabilities:
Accounts receivable	(174)	(336)
Inventories	(103)	(59)
Prepaid expenses and other current assets	111	(34)
Accounts payable	(53)	77
Accrued liabilities and product returns	(129)	121
Deferred revenue	219	37

Net cash provided by operating activities	451	1,034

Net cash used in investing activities
Purchases of property and equipment	(255)	(156)
Proceeds from disposal of property and equipment	5	—
Capitalized development and other intangibles	(289)	(132)

Net cash used in investing activities	(539)	(288)

Net cash provided by financing activities
Proceeds from stock options and warrants exercised	831	62
Payments on long-term debt and capital leases	(6)	(60)

Net cash provided by financing activities	825	2

Net increase in cash and cash equivalents	737	748
Cash and cash equivalents, beginning of year	2,215	1,467

Cash and cash equivalents, end of year	$2,952	$2,215

Supplemental disclosure of cash flow information
Interest paid	5	2
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
2. Summary of Significant Accounting Policies
Consolidation
     The consolidated financial statements include the accounts of MakeMusic, Inc., or Predecessors, and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2005 the Company has no active subsidiaries.
Foreign Currency Translation
     Assets and liabilities denominated in foreign currency are translated at the exchange rate as of the balance sheet date. Income statement and cash flow amounts are translated using the average exchange rates throughout the period. Since the closing of MakeMusic! S.A. in 2003, immaterial translation adjustments of balance sheet accounts resulting from fluctuations in exchange rates are recorded as operating expenses during the period of the change in the exchange rate.
Revenue Recognition
     Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the lives of the subscriptions. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable and any uncertainties with regard to customer acceptance are insignificant.
     Customers are entitled to a free upgrade if the Company launches a new version of a software product within a specified period after a customer originally purchased their software. In this event, the Company defers a portion of the sale price applicable to the upgrade for products sold within the upgrade replacement window until such time that the upgrade is shipped.
     When a new version of Finale is released, dealers retain the right to return any unsold versions of the prior release (normally 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The Company tracks the history of these returns and defers revenue based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.

2. Summary of Significant Accounting Policies (Continued)
     Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Revenue for the years ended December 31, 2005, and 2004 include $510,000 and $477,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2005 and 2004 include $372,000 and $394,000 of shipping expense, respectively.
Net Loss Per Share
     Basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The effect of options and warrants are excluded in both years as their effects are anti-dilutive.
Segment Reporting
     The Company operates in one industry segment; the design, development, support and marketing of application software solutions to music educators, music-makers and the music publishing industry. Product distribution is carried out via the Internet as well as through a variety of strategic partnerships and distribution networks in the United States and many foreign countries. See Note 11 for geographic data.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
     At December 31, 2005, and 2004, the carrying values of current financial instruments such as cash and cash equivalents and capital lease obligations, approximated their market values based on the short-term maturities of these instruments. Investments are carried at their quoted market value. At December 31, 2005 the Company had an investment in a marketable equity security and the fair value of approximately $14,000 is included as a component of other current assets. The investment is classified as available for sale and as such, unrealized gains and losses are included in other comprehensive income.
Accounts Receivable
     Accounts receivable are recorded for all credit sales at the time the product is shipped to the customer. Credit terms for dealers and distributors are generally net 30 days and are granted on the basis of credit references and payment history. Certain large volume dealers and distributors are granted payment terms of 60 days. Schools submit purchase orders for shipments with payment due in 30 days. Sales to individuals are paid prior to shipment with a credit card or prepayment with the order. Payments not received within the agreed upon terms are considered past due.
     The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the account is written off against the allowance for doubtful accounts and sent to collections.
Inventories
     Inventories are stated at the lower of weighted average cost or market and consist of finished products and components, net of a reserve for obsolescence. The Company determines its obsolescence reserves annually. Inventory is reviewed for obsolescence when the inventory is no longer used in a current build cycle. The degree of obsolescence at that time is determined as follows: 50 percent of the cost of stock on hand is reserved in the year immediately following inclusion in a build cycle and 100% is reserved in the second year following inclusion in a build cycle.

2. Summary of Significant Accounting Policies (Continued)
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
     Website development. Costs incurred in the development of the Company’s website are capitalized in accordance with the Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Web Site Development Costs. Application development stage costs are capitalized and amortized on a straight-line basis over the useful life of the website, which is estimated at three years. The estimated useful life is based on planned or expected significant modifications of the site in response to the rapid rate of change in the Internet industry and technology in general. No costs relating to the SmartMusic website were capitalized in 2005 or 2004 as the website was running and costs incurred were for maintenance.
     Website development expenses are included under the caption “development expenses” in the Statement of Operations and are primarily non-capitalized development costs and the amortization of capitalized expenses, as well as costs dedicated to site maintenance and minor improvements. Costs of preliminary studies of functional analysis and website post-implementation costs are expensed as incurred.
     Product development. Costs incurred in the development of software products are capitalized in accordance FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
     The costs incurred in the development of repertoire software are also capitalized in accordance with the FAS 86. As of December 31, 2005, and 2004, the Company had capitalized, net of amortization and reserves, $464,000 and $334,000, respectively, of costs related to the development of repertoire software. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a three-year period using the straight-line method. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized repertoire development costs may not be recoverable. In the year ended December 31, 2005, the Company determined that impairment had occurred related to certain titles and $4,000 was recorded as a current year expense. No impairment charge was required in the year ended December 31, 2004.
Goodwill
     Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with FASB Statement 142 (“FAS 142”), Goodwill and Other Intangible Assets, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of the Company’s fiscal year, or more often if indicators of impairment exist (see Note 4).

2. Summary of Significant Accounting Policies (Continued)
Other Intangible Assets
     Other intangible assets consist primarily of the identifiable intangible assets acquired in the 2000 reverse merger between Coda Music Technology, Inc. and Net4Music S.A. (see Note 4) and include: the value of the notation and SmartMusic software products which was amortized over five years; Coda trade name, which was being amortized over ten years; Coda website which was amortized over three years; distributor/dealer network which was amortized over five years; and customer lists which were amortized over five years. In the year ended December 31, 2004, an impairment charge of $78,000 was taken for the remaining book value of the Coda trade name, which is no longer used by the Company. As of December 31, 2005, all other intangible assets related to the 2000 reverse merger were fully amortized.
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
Leases
     Leases are capitalized in accordance with FASB Statement 13, Accounting for Leases, which specifies that in a lease that transfers the benefits and risks inherent in the ownership of property to the lessee, the lessee should account for the lease as the acquisition of an asset and the incurrence of a liability. The Company includes the capital lease assets in its property and equipment and records the liability as capital lease obligations on the balance sheet.
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
Stock-Based Compensation
     The Company accounts for non-employee equity-based compensation under the Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123” or the “Statement”). FAS 123 requires that the compensation cost relating to share-based payment transactions to non-employees, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The fair value of grants to our non-employees was estimated at the grant date, using the Black-Scholes method, with the following assumptions for 2005 and 2004: no expected dividend yield; risk-free interest rates of 3.7 percent to 4.5 percent and 3.25 percent, respectively; average expected lives of 4.7 years; and average volatility of 85 percent based on the history of the Company’s stock price over the expected term of options. In the years ended December 31, 2005 and 2004, we recorded compensation expense of $7,000 and $11,000 respectively, in the statement of operations.

2. Summary of Significant Accounting Policies (Continued)
     The Company accounts for equity based employee and director compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. In the year ended December 31, 2005, we recorded no compensation expense on options granted to employees and directors. In 2004 we recorded compensation expense $153,000 in the statement of operations.
     Had compensation cost for these options been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the net loss and loss per share would have been increased to the following pro forma amounts:

	December 31,
	2005	2004
	(In thousands)
Net loss:
Net loss as reported	$(498)	$(510)
Stock-based compensation included in net loss above	0	153
Stock-based compensation under FAS 123	(135)	(429)

Proforma net loss	$(633)	$(786)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.15)
Pro forma	$(0.18)	$(0.23)
     The fair value of grants to our employees and directors under SFAS No. 123 was estimated at the grant date, using the Black-Scholes method, with the following assumptions for 2005 and 2004: no expected dividend yield; risk-free interest rates of 4.37 percent and 3.25 percent, respectively; expected average lives of 3.82 years; and estimated average volatility of 92 percent based on the history of the Company’s stock price over the expected term of the option.
     In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).
     The Company will be required to apply FAS 123(R) during the first quarter ending March 31, 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company has determined that it will implement SFAS No. 123R using the modified prospective method. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. We estimate that the adoption of SFAS No. 123R will result in an increase of our expenses in 2006 of approximately $250,000 to $300,000.

Use of Estimates
     Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.
Advertising and Promotion
     Product costs for promotional samples are classified in the statement of operations as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $825,000 and $812,000 for the years ended December 31, 2005 and 2004, respectively.
Deferred Rent
     Rent expense is recognized on a straight line basis over the term of the lease. The difference between rent expense recognized on the straight line basis and rent actually paid under the terms of the lease agreement is recorded as a deferred rent liability in the accompanying balance sheet.
Reclassifications
     Certain amounts in the 2004 financial statements and notes have been reclassified to conform with the 2005 presentation.
3. New Accounting Pronouncements
     In May 2005, FASB issued Statement 154, Reporting Accounting Changes in Interim Financial Statements, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.
4. Supplemental Balance Sheet Information
Inventories
Inventories consist of the following:

	December 31,
	2005	2004
	(In thousands)
Components	$407	$308
Finished goods	95	97
Reserve for obsolescence	(67)	(73)

	$435	$332

Property and Equipment
     Property and equipment are as follows:

	December 31,
	2005	2004
	(In thousands)
Computer equipment and software	$2,118	$2,003
Office furniture and other	355	607

	2,473	2,610
Less accumulated depreciation	(2,150)	(2,360)

	$323	$250

     The Company has financed some of its equipment through capital lease contracts. Property and equipment includes $30,000 of assets held as capital leases as of December 31, 2005, and 2004. Accumulated depreciation of capital lease assets at December 31, 2005, and 2004 was $26,000 and $16,000, respectively.
Capitalized Software Products
     Capitalized software products are the capitalized expenditures for creating software for sale and are as follows:

	December 31,
	2005	2004
	(In thousands)
Software translation	$125	$125
Repertoire development	947	677
Other	13	—

	1,085	802
Less accumulated depreciation and amortization	(614)	(455)

	$471	$347

     Amortization expense related to the capitalized software was $159,000 and $241,000 in the years ended December 31, 2005, and 2004, respectively. Of the remaining $471,000 in capitalized software, $254,000 is for repertoire development in progress that has not yet been released into a current product. When the content that is currently in development is released into current product from time to time, these additional amounts will also be amortized over three years on a straight-line basis. The balance currently being amortized is expected to run out as follows:

Amortization
(In thousands)
2006	$114
2007	60
2008	43
Goodwill
     Goodwill of $3,630,000, net of amortization prior to the adoption of FAS 142, resulted from the reverse merger of Net4Music S.A. with Coda in 2000. On an annual basis, the Company analyzes the value of goodwill by comparing the Company’s market value to its book equity to determine if any impairment has occurred and utilizes a discounted cash flow model and market analysis to determine the amount of impairment, if any. The analyses completed for the years ending December 31, 2005, and 2004 indicated no impairment had occurred in either year.

Other intangible Assets
     Other intangible assets are as follows:

	December 31,
	2005	2004
	(In thousands)
Distributor/dealer network	$1,440	$1,440
Software products	2,304	2,304
Customer lists	780	780

Total gross value	4,524	4,524
Less accumulated amortization	(4,524)	(3,799)

	$0	$725

     The Company has removed all references in its advertising and literature to Coda Music Technologies or the Coda division of MakeMusic. Therefore, the Coda Trade Name intangible asset was deemed to have no future value and the remaining unamortized balance of $78,000 was written off during the year ended December 31, 2004.
     Amortization expense related to the intangible assets was $725,000 and $916,000 in the years ended December 31, 2005, and 2004, respectively. As of December 31, 2005, other intangible assets were fully amortized.
Other Non-current Assets
     Other non-current assets consist of the following:

	December 31,
	2005	2004
	(In thousands)
Patents and trademarks	$34	$40
Prepaid royalties	32	43

	$66	$83

Deferred Revenue
     Deferred revenue is composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic websites and deposits for royalties earned from partners incorporating MakeMusic products into their sales items.

	December 31,
	2005	2004
	(In thousands)
Deferred SmartMusic subscription revenue	$836	$565
Deferred notation revenue	7	38
Deposits	73	94

	$916	$697

5. Debt
Line of Credit
     The Company has a $500,000 line of credit agreement with a bank which is secured by cash, has an interest rate equal to the current Libor rate + 1.9% and matures on April 30, 2006. As of December 31, 2005, the Company had no outstanding amounts on the line of credit. The Company must maintain a minimum cash balance of $500,000 to secure this line.
Deferred Compensation
     In connection with the reverse merger in 2000, the Company granted options to purchase 58,500 options resulting in deferred compensation of approximately $493,000. The purchase price of the Company’s 2000 reverse merger included the fair value of all vested Coda Music Technology options. The intrinsic value of all unvested Coda options was approximately $433,000 and recorded as additional deferred compensation. The balance of the deferred compensation was amortized to compensation expense over the remaining vesting period. Compensation expense amortized for the years ended December 31, 2005, and 2004 was $0 and $153,000, respectively. There is no unamortized balance of deferred compensation as of December 31, 2005.
6. Shareholders’ Equity
Stock Options and Warrants
     The Company has a Stock Option Plan pursuant to which options for up to 750,000 shares of its common stock may be issued to its key employees and directors. The options generally may not exceed 10 years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company’s previous stock option plan expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. The options vest over periods up to six years and were granted at prices that must be at least equal to the stock’s fair market value at the grant date. There were 657,563 options outstanding under the 2003 plan and 54,910 options outstanding under the 1992 plan as of December 31, 2005.
     The following table summarizes the Company’s stock option awards:

				Weighted-
	Shares Reserved		Non-Plan	Average
	for Grant	Plan Options	Options	Exercise Price

Outstanding at December 31, 2003	88,030	841,580	4,432	5.38
Granted	(120,000)	120,000	–	3.56
Expired	–	(8,100)	(1,193)	9.95
Forfeited	49,350	(71,500)	–	6.06
Cancelled	79,439	(79,439)	–	2.27
Exercised	–	(17,620)	–	2.27

Outstanding at December 31, 2004	96,819	784,921	3,239	5.37
Granted	(147,000)	147,000		$4.40
Expired		(9,600)	(3,239)	$26.90
Forfeited				$7.60
Cancelled	66,856	(151,206)
Exercised		(58,642)		$2.47

Outstanding at December 31, 2005	16,675	712,473	0	$3.96

     The weighted-average fair value of options granted during 2005 and 2004 (computed using the Black-Scholes method) was $1.86 and $3.56, respectively.

6. Shareholders’ Equity (Continued)
     The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Outstanding at		Weighted-		Weighted-
Range of	December 31,	Weighted-Average	Average Exercise	Exercisable at	Average Exercise
Exercise Prices	2005	Remaining Term	Price	December 31, 2005	Price

$2.27 – $3.50	425,229	4.10 years	$2.36	174,713	$2.36
3.51 – 10.00	242,634	5.42 years	4.30	70,267	4.81
10.01 – 20.00	27,310	2.15 years	11.38	23,658	11.63
20.01 – 40.00	17,300	.82 years	26.68	12,664	27.74

Total	712,473	4.39 years	$3.96	281,302	$4.89

     In August 2001, the Company issued 6,500 options to purchase common stock at $7.50 to third parties in exchange for advisory and promotional services. Of these options, 4,000 vested immediately and the remaining 2,500 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $682 and $1,245, for 2005 and 2004, respectively. As the remaining options vest the Company will recognize additional expenses.
     In October 2001, the Company issued warrants to purchase 15,000 shares of common stock at $6.60 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. During 2005 and 2004, the Company has recognized expenses in the amount of $6,683 and $9,697, respectively, in relation to the vested portion of warrants. As the remaining warrants vest the Company will recognize additional expenses.
     In September 2001, in connection with a private placement, the Company issued warrants to purchase 229,840 shares of its common stock at $6.60 per share. These warrants expired unexercised in September of 2005.
     Total warrants of 715,869, at a weighted average exercise price of $2.76, are outstanding at December 31, 2005, all of which are exercisable. The warrants expire as follows:

2008 –	685,786
2010 –	15,083
2011 –	15,000
7. Commitments
Capital Lease Obligations
     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2006	$7
2007	7
2008	2

Total minimum lease payments	16
Less amount representing interest	1

Present value of net minimum lease payments	15
Less current portion	6

Long-term portion	$9

Operating Leases
     The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments under these leases as of December 31, 2005, are as follows (in thousands):

2006	$211
2007	185
2008	186
2009	190
2010	192
2011	48

Total	$1,012

     Obligations for operating leases beyond 2005 relate to the Company offices and telephone equipment. Rent expense including common area maintenance (CAM) for the years ended December 31, 2005, and 2004 was $302,000 and $140,000, respectively.
8. 401(k) Savings Plan
     The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2005 or 2004.
9. Income Taxes
     The tax effects of temporary differences at an assumed effective annual rate of 38% (combined Federal rate and state tax rate) are shown in the following table:

	December 31,
	2005	2004
	(In thousands)
Loss carry-forwards	$8,113	$8,311
Research and development credits	736	645
Inventory	26	28
Depreciation and amortization	115	176
Deferred revenue	348	265
Software development and prepaid royalties	90	48
Accrued expenses	350	214
Accounts receivable	6	15
Valuation allowance for deferred tax assets	(9,567)	(9,258)

Net deferred tax assets	217	444
Deferred tax liability:
Software development costs	217	169
Intangible assets	0	275

Total deferred tax liabilities	217	444

Net deferred taxes	$–	$–

     Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of the net deferred tax assets and has provided a valuation allowance against the net deferred tax assets.

     A reconciliation of the income tax benefit computed using the U.S. statutory rate (34%) to the effective income tax expense included in the statement of operations is as follows:

	December 31,
	2005	2004
	(In thousands)
Income tax benefit computed at the statutory rate	$(169)	$(174)
State tax benefit, net of calculated Federal income tax effects	(21)	(22)
Unused tax loss carry-forwards and valuation reserve	174	126
Permanent differences	17	72

Effective income tax expense	$1	$2

Net Operating Losses
     At December 31, 2005, the Company had net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates:

		Research and
	Net Operating Loss	Development Credits
	U.S.	U.S.

2007	0	13
2008	525	72
2009	1,586	90
2010	2,128	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,472	36
2020	4,414	–
2021	3,037	72
2022	1,375	116
2023	2,117	72
2024	0	91

	$21,352	$736

     Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2005.
10. Litigation
     In the ordinary course of business, the Company may be party to legal actions, proceedings or claims. Corresponding costs are accrued when it is probable that a loss will be incurred and the amount can be precisely or reasonably estimated. The Company is currently not aware of any threatened or actual litigation that would have a material affect on its financial condition or results of operations.

11. Segment and Geographic Data
     The Company operates in one industry segment: the design, development, support and marketing of application solutions to music educators, music-makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.
     The geographic distribution of the Company’s revenues and long-lived assets are summarized in the following table:

	December 31,
	2005	2004
	(In thousands)
Net sales:
North America	$9,370	$9,216
Europe	1,102	1,289
Other foreign countries	1,345	735

	$11,817	$11,240

Long-lived assets:
North America	$4,490	$5,032
Europe	0	3

	$4,490	$5,035

12. Liquidity
     Net cash provided by operating activities was $451,000 for the year ended December 31, 2005, compared to $1,034,000 provided by operating activities for the year ended December 31, 2004. The Company expects to continue to generate positive operating cash flow in the foreseeable future, but not necessarily every quarter. If the Company does not meet its anticipated revenue levels due to a significantly later-than-anticipated notation product release or a decrease in demand for its products, management is committed to expense reductions in sales, marketing and other areas as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset such a decrease in revenue, the Company may have to seek additional financing. There can be no assurances that such financing will be available on attractive terms or at all.
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On August 30, 2004, Ernst & Young LLP resigned as the Company’s independent public accountants and on September 13, 2004, the Company’s Board of Directors and Audit Committee retained McGladrey & Pullen, LLP to be their independent registered public accountants, which was previously reported in a Form 8-K filed on September 2, 2004.
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

ITEM 8B.  OTHER INFORMATION
     All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported; however, on January 23, 2006, the Board adopted a compensation plan for directors who are not employees or representatives of more than 5% holders of the Company’s stock (the “Eligible Directors”). The plan provides for Director fees in the amount of $3,000 per quarter and an additional $2,000 per quarter for serving as chair of any of the Board committees. In addition, each Eligible Director received a seven-year option to purchase 4,000 shares of the Company’s common stock. The plan is more fully described on Exhibit 10.20 hereto.

PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position
William R. Wolff	47	Chief Executive Officer
John W. Paulson	57	President
Alan G. Shuler	58	Vice President and Chief Financial Officer
Ronald B. Raup	55	Chief Marketing Officer
     William R. Wolff has served as our Chief Executive and a director since June 2004 and as our Chairman of the Board since January 2005. From October 2003, when he joined MakeMusic, until October 2004, Mr. Wolff served as our Chief Financial Officer, Secretary and Treasurer. Mr. Wolff began his career as a financial analyst at Control Data Corporation. He subsequently held a variety of leadership positions in start-up and growth software companies, including Springboard Software, where he was Controller and CFO and responsible for the Company’s public reporting. He later served for eight years as Chief Executive Officer of Open Systems Holdings Corporation, an accounting systems company. For the six years prior to joining MakeMusic, he was Chief Executive Officer of CrossUSA, an innovative systems outsourcing company. Mr. Wolff also serves on the Board of Directors of Instrumental Inc., a Minnesota-based IT services company.
     John W. Paulson, founder of MakeMusic, has served as a director, Chairman and CEO from 1990 to 2000 and continues to serve as President and a director. From 1982 to 1990, Mr. Paulson was Chairman and CEO of Springboard Software, Inc., a publicly held company he founded to develop and market educational consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer and has performed as a professional musician for more than 10 years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants, the Wenger Corporation and the St. Paul Chamber Orchestra.
     Alan G. Shuler joined the Company as Vice President and Chief Financial Officer in October 2004. Mr. Shuler has more than 30 years of experience at large and small public and private companies having spent the past twelve years as Vice President and Chief Financial Officer of Datakey, Inc., a public company that produces software and semiconductor-based smart card systems for Internet and network security and single sign-on solutions with sophisticated password management. He previously held leadership positions with FSI International, Inc., where he was Senior Vice President, Finance & Administration & Chief Financial Officer and Carlson Companies, Inc., where he was President and Chief Executive Officer of the North American Financial Division. Mr. Shuler holds a BS in Business/Engineering from the University of Idaho and an MBA in Accounting from Santa Clara University.
     Ronald B. Raup joined the Company as Chief Marketing Officer in September 2005. Mr. Raup served as a member of our Board of Directors from September 2004 until September 2005. During this time, he has been a key influencer, demonstrating his knowledge and depth of experience gained over 30 years of leadership roles within the music products industry. Mr. Raup most recently served as Vice President of Brook Mays Music Company, the largest full-line music products retailer in North America. Prior to Brook Mays, Mr. Raup was employed by MakeMusic where he served as President and Chief Operating Officer from 1995 until 1999. Before that, Mr. Raup was Senior Vice President of Marketing and Sales at Yamaha Corporation of America, the largest music products company in the world. He also served on Yamaha’s Board of Directors. Mr. Raup has served on various industry boards including the International Association of Music Merchants.

     The other information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics,” that appear in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 10.  EXECUTIVE COMPENSATION
     The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 11 regarding security ownership is incorporated herein by reference to the sections labeled “Principal Shareholders and Management Shareholdings” that appear in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
     The following table provides information concerning the Company’s equity compensation plans as of December 31, 2005.

			Number of securities remaining
			available for future issuance
	Number of securities to be	Weighted average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options.	outstanding options.	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	712,473	$3.96	16,675

Totals	712,473	$3.96	16,675
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 12 is incorporated by reference to the section labeled “Certain Transactions” that appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 13.  EXHIBITS
     See “Exhibit Index” immediately following the certifications to this Form 10-KSB.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the section labeled “Independent Registered Public Accounting Firm, Audit Fees” that appears in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic, Inc.
Dated: February 28, 2006	By:	/s/ William R. Wolff
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

Signature and Title	Date
/s/ William R. Wolff	February 28, 2006
William R. Wolff, Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ John W. Paulson	February 28, 2006
John W. Paulson, President and Director

/s/ Alan G. Shuler	February 28, 2006
Alan G. Shuler, Chief Financial Officer (principal financial and accounting officer)

/s/ Philippe H. Aubert	February 28, 2006
Philippe H. Aubert, Director

/s/ John C. Bergstrom	February 28, 2006
John C. Bergstrom, Director

/s/ Lawrence M. Morton	February 28, 2006
Lawrence M. Morton, Director

/s/ John R. Whisnant	February 28, 2006
John R. Whisnant, Director

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2005 FISCAL YEAR

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

3.1	Restated Articles of Incorporation as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1	Lease dated October 23, 1992, between the Registrant and Jorandcor, Inc.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*	1992 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3	License Agreement dated June 10, 1992, between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	License Agreement dated December 31, 1992, between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6	Educational Software Distribution Agreement dated July 26, 1991, between the Registrant and The Douglas Stewart Company—incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

10.8	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant—incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 1997

10.9	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

Exhibit
Number	Description
10.10	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.11*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.12	Fourth Amendment dated December 11, 2001 to Lease by and between Jorandcor, Inc. and the Registrant – incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.13	Fifth Amendment, dated January 23, 2003, to Lease by and between Jorandcor, Inc. and the Registrant – incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.14	MakeMusic! 2003 warrant for private placement at $3.20 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.15	MakeMusic! 2003 warrant for private placement at $0.50 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.16 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.16*	MakeMusic! 2003 Equity Incentive Plan, incorporated by reference to exhibit 10.17 to the Registrant’s Form 10-KSB for the year ended December 31, 2003

10.17*	Employment Agreement dated June 9, 2004, between the Registrant and William R. Wolff – incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004

10.18*	Transition Agreement and Release dated November 22, 2004, between the Registrant and Philip Sean Lafleur – incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 24, 2004

10.19*	Board Compensation Plan effective October 1, 2004 – December 31, 2005, between the Registrant and all board members that do not represent more than 5% of shareholders or are not otherwise compensated by the Company – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2005

10.20*	Board Compensation Plan effective January 23, 2006

10.21*	Form of Incentive Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.22*	Form of Nonqualified Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.23*	Form of Restricted Stock Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm

Exhibit
Number	Description
24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.