Form 10KSB/A
period 2005-12-31
MAKEMUSIC INC
filed 2006-03-17
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1
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

Explanatory Note: This Form 10-KSB Amendment is filed to amend and restate Part II, Item 5.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on The Nasdaq Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth as reported by The Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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
     Pursuant to the exercise of warrants by certain warrant holders, we issued 3,125 shares at $3.20 per share to one person on March 14, 2005, 24,100 shares at $2.30 per share to one person on March 28, 2005, 49,549 shares at $1.90 per share to one person on July 6, 2005, 162,711 shares at $0.50 per share to eight people between November 8, 2005 and December 16, 2005 and 139,063 shares at $3.20 per share to four people between November 13, 2005 and December 2, 2005. For all issuances, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
ITEM 13. EXHIBITS
     See “Exhibit Index” immediately following the signature page to this Form 10-KSB.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic, Inc.
Dated: March 17, 2006	By:	/s/ William R. Wolff
William R. Wolff, Chief Executive Officer

4004319

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2005 FISCAL YEAR

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated August 11, 2000, by and among the Registrant, Net4Music S.A. and certain shareholders of Net4Music S.A. — incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.2	Put and Call Agreement entered into by the Registrant and certain shareholders and option and warrant holders of Net4Music S.A. — incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

2.3	Shareholder Voting Agreement entered into by the Registrant and certain shareholders of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-43660

3.1	Restated Articles of Incorporation as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

3.2	Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.1	Lease dated October 23, 1992, between the Registrant and Jorandcor, Inc.—incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2*	1992 Stock Option Plan—incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3	License Agreement dated June 10, 1992, between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	License Agreement dated December 31, 1992, between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.5*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.6	Educational Software Distribution Agreement dated July 26, 1991, between the Registrant and The Douglas Stewart Company—incorporated by reference to Exhibit 10.17 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.7	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

10.8	Second Amendment to Lease by and between Jorandcor, Inc. and the Registrant—incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 1997

10.9	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

Exhibit
Number	Description

10.10	Third Amendment to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2000

10.11*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.12	Fourth Amendment dated December 11, 2001 to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to exhibit 10.12 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.13	Fifth Amendment, dated January 23, 2003, to Lease by and between Jorandcor, Inc. and the Registrant — incorporated by reference to exhibit 10.14 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.14	MakeMusic! 2003 warrant for private placement at $3.20 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.15	MakeMusic! 2003 warrant for private placement at $0.50 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.16 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.16*	MakeMusic! 2003 Equity Incentive Plan, incorporated by reference to exhibit 10.17 to the Registrant’s Form 10-KSB for the year ended December 31, 2003(1)

10.17*	Employment Agreement dated June 9, 2004, between the Registrant and William R. Wolff — incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2004

10.18*	Transition Agreement and Release dated November 22, 2004, between the Registrant and Philip Sean Lafleur — incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 24, 2004

10.19*	Board Compensation Plan effective October 1, 2004 — December 31, 2005, between the Registrant and all board members that do not represent more than 5% of shareholders or are not otherwise compensated by the Company — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2005

10.20*	Board Compensation Plan effective January 23, 2006(1)

10.21*	Form of Incentive Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.22*	Form of Nonqualified Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.23*	Form of Restricted Stock Agreement under the MakeMusic! 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm(1)

24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)(1)

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Filed in original Form 10-KSB.