Form 10QSB
period 2006-03-31
MAKEMUSIC INC
filed 2006-05-02
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended March 31, 2006

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

Yes ☐  No ☒

As of May 2, 2006 there were 3,909,637 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

MakeMusic, Inc.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MakeMusic, Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash	$2,386	$2,952
Accounts receivable, net of allowances	1,152	1,004
Inventories, net of reserves	388	435
Prepaid expenses and other current assets	155	161
Total current assets	4,081	4,552

Property and equipment, net	575	323
Goodwill, net	3,630	3,630
Capitalized software products	494	471
Other non-current assets	59	66
Total assets	$8,839	$9,042

Liabilities and Shareholders’ Equity
Current portion of long-term debt and capital lease obligations	$6	$6
Accounts payable	190	441
Accrued compensation	611	681
Other accrued liabilities	243	164
Post contract support	181	181
Reserve for product returns	416	339
Current portion of deferred rent	20	20
Deferred revenue	980	916
Total current liabilities	2,647	2,748

Capital lease obligations, net of current portion	8	9
Deferred rent, net of current portion	115	120
	123	129

Shareholders’ Equity:
Common stock, $0.01 par value:
Authorized shares - 10,000,000 Issued and outstanding shares - 3,980,752 and 3,856,654 In 2006 and 2005 respectively	39	39
Additional paid-in capital	62,672	62,459
Accumulated deficit	(56,656)	(56,347)
Other comprehensive income	14	14
Total shareholders’ equity	6,069	6,165
Total liabilities and shareholders’ equity	$8,839	$9,042

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Notation revenue	$2,511	$2,074
SmartMusic revenue	466	345
Other revenue	111	105
NET REVENUE	3,088	2,524

COST OF REVENUES	418	469

GROSS PROFIT	2,670	2,055

OPERATING EXPENSES:
Development expenses	888	812
Selling and marketing expenses	1,180	1,024
General and administrative expenses	924	850

Total operating expenses	2,993	2,686

LOSS FROM OPERATIONS	(323)	(631)

Interest income, net	19	1
Other income	1	21
Net loss before income tax	(303)	(609)

Income taxes	6	0
Net loss	$(309)	$(609)

Loss per common share:
Basic	(0.08)	(0.18)
Diluted	(0.08)	(0.18)

Weighted average common shares outstanding:
Basic	3,888,106	3,420,524
Diluted	3,888,106	3,420,524

 MakeMusic, Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(309)	$(609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	0	226
Depreciation and amortization of property and equipment	79	81
Issuance of stock options and warrants for services	93	4
Changes in assets and liabilities:
Accounts receivable	(148)	51
Inventories	47	(129)
Prepaid expenses and other current assets	11	3
Accounts payable	(251)	75
Accrued liabilities and product returns	80	(389)
Deferred revenue	65	88
Net cash used in operating activities	(333)	(599)

Net cash used in investing activities
Purchases of property and equipment	(292)	(50)
Capitalized development and other intangibles	(59)	(53)
Net cash used in investing activities	(351)	(103)

Net cash provided by (used in) financing activities
Proceeds from stock options and warrants exercised	120	66
Payments on capital lease obligations	(2)	(2)
Net cash provided by financing activities	118	64

Net decrease in cash	(566)	(638)
Cash, beginning of period	2,952	2,215
Cash, end of period	$2,386	$1,577

Supplemental disclosure of cash flow information
Interest paid	0	2
Income taxes paid	6	2

MakeMusic, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1
Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Certain revenue amounts, primarily freight revenue presented as part of Notation revenue in the 2005 financial statements, have been reclassified to other revenue to conform to the 2006 presentation.

Note 2
Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2006 and 2005 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Three Months Ended March 31,
	2006	2005

Weighted-average common shares outstanding	3,888,106	3,420,524
Dilutive effect of stock options and warrants	-	-
Equivalent average common shares outstanding - diluted	3,888,106	3,420,524

The effect of options and warrants are excluded for the three months of 2006 and 2005 presentations because their effect is anti-dilutive.

Note 3
Income Tax Expense. The Company did not record a provision for federal income tax in the three months ended March 31, 2006 and 2005 due to the fact the Company recorded a net loss for those periods. The only income tax expense recorded in the three months ended March 31, 2006 and 2005 were for minimum income tax payments. Due to the uncertainty regarding future realization of our federal deferred income tax assets and net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2006 and 2005.

Note 4
Stock-Based Compensation. The company currently offers a stock based compensation plan to its employees, directors and consultants. These plans are administered by the compensation committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for additional information related to the Company’s stock based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended March 31, 2006, our income before taxes and net income were $89,000 lower and basic and diluted earnings per share for the three months ended March 31, 2006, were $0.02 lower than if we had continued to account for stock-based compensation under APB opinion No. 25.

Generally, the company would receive a tax deduction for certain stock option exercises during the period the options are exercised for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), these tax benefits would have been reported as operating cash flows in our consolidated statements of cash flows. Under SFAS 123(R), we would be required to revise our consolidated statements of cash flows in order to present these tax benefits as financing cash flows. The company had no reported tax benefits related to stock compensation expense prior to the implementation of SFAS 123(R) on January 1, 2006 and as such is not required to revise the presentation of its’ statements of cash flows.

Net cash provided from the exercise of options for the three month period ended March 31, 2006 was $10,400.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three months ended March 31, 2005 (in millions except per share amounts).

Net loss:
Net loss as reported	$(609)
Stock compensation reported in net income	4
Stock compensation under the fair value method for all awards	(86)
Pro forma net loss	$(691)
Loss per share:
Basic
As reported	$(0.18)
Pro forma	$(0.20)
Diluted
As reported	$(0.18)
Pro forma	$(0.20)

Stock Options

We use the Black-Scholes and Binomial Lattice option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2006	2005
Black-Scholes Model:
Risk-free interest rate	3.2%	5.0%
Expected life, in years	3.8	5.9
Expected volatility	87.3%	81.5%
Dividend yield	0.0%	0.0%

Binomial Model:
Risk-free interest rate	3.6%	5.0%
Expected life, in years	6.0	5.9
Expected volatility	136.6%	81.5%
Dividend yield	0.0%	0.0%

Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is determined under the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option activity for the three months ended March 31, 2006:

	Shares Reserved for Grant	Plan Options	Weighted-Average Exercise Price	Weighted Average Remaining Contract Life

Outstanding at December 31, 2005	16,675	712,473	$3.96
Granted	(12,000)	12,000	$10.32
Expired		(1,900)	$13.75
Forfeited
Cancelled	1,000	(1,000)	$2.35
Exercised		(2,080)	$5.00
Outstanding at March 31, 2006	5,675	719,493	$4.04	3.8 Years
Outstanding exercisable at March 31, 2006	na	366,467	$4.63	3.8 Years

Shares available for future stock option grants to employees and directors under existing plans were 5,675 at March 31, 2006. At March 31, 2006 the aggregate intrinsic value of shares outstanding was $1,532,000, and the aggregate intrinsic value of options exercisable was $605,000. Total intrinsic value of options exercised was $10,800 for the three months ended March 31, 2006.

The following table summarizes our non-vested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Avg. Grant-Date Fair Value
Non-vested stock options at beginning of period	392,230	$1.99
Granted during the period	12,000	$7.26
Vested during the period	(51,203)	($2.05)
Forfeited during the period	-	-
Non-vested stock options at end of period	353,027	$2.26

At March 31, 2006 there was $511,691 of unrecognized compensation cost related to un-vested share-based payments which is expected to be recognized over a weighted-average period of 2.10 years.

ITEM 2. Management’s Discussion And Analysis Or Plan Of Operation

Executive Overview

MakeMusic, Inc., a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching and learning music. Among its leading products are SmartMusic®, a complete music practice system that features Intelligent Accompaniment® and the world’s largest interactive accompaniment library and Finale®, the world's best-selling music notation software.

SmartMusic is a complete, interactive, computer-based practice system for woodwinds, brass players, vocalists and strings. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice - following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.

The SmartMusic assessment and recording features allow real-time feedback for students of all ages. Students can easily e-mail their performance to friends and relatives. More importantly, these features allow music educators to create SmartMusic assignments and have students e-mail an assessment of their practice assignment complete with a recording of the performance. This enables music educators to easily document and access individual student performance in an environment where there is growing emphasis on measuring student achievement.

For more than fifteen years, Finale has been the world's best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® - it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for their students.

We achieved positive growth in the first quarter 2006 primarily as a result of a continuation of strong revenue from Finale 2006 and solid growth in our SmartMusic subscription base. Our new marketing focus has contributed to a significant improvement in our first quarter operating results. We believe that the introduction, by mid-year, of the SmartMusic grade management product (“Impact”) has the potential of significantly increasing the rate of subscription growth.

As music teachers use SmartMusic as their standard method of issuing assignments, they need a tool to efficiently deliver those assignments, and manage the resulting student grades and recordings in order to document the progress of each student. By making this process easy and automatic for teachers with our new web-based music classroom grading and student tracking product, currently in beta trials, they will likely issue even more SmartMusic assignments. Students then may either share one of the music department computers at school to practice their assignment or they can acquire SmartMusic for use at home. We have priced SmartMusic to make the latter choice affordable, practical and highly desirable.

With Finale and SmartMusic, we have the marketing and development platforms for building a growing business in music education software. We are exploring opportunities to introduce our existing products into new geographic markets through existing distribution partners and new associations and relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies; the editing, display, printing and playback of music notation, pitch recognition, assessment, recording, and Intelligent Accompaniment®.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations

The following table summarizes key operating information for the quarters ended March 31, 2006 and 2005.

Three Months Ended
March 31,
(In $000’s)
	2006	2005	$ Increase (Decrease)	% Increase (Decrease)
Notation revenue	$2,511	$2,074	$437	21%
SmartMusic revenue	466	345	121	35%
Other revenue	111	105	6	6%
Net revenue	3,088	2,524	$564	22%
Cost of revenue	418	469	(51)	(11%)
Gross profit	2,670	2,055	615	30%
Percentage of net sales	86.5%	81.4%

Product development expenses	888	812	76	9%
Selling and marketing expenses	1,180	1,024	156	15%
General and administrative expenses	924	850	74	9%
Total operating expenses	2,993	2,686	307	11%
Operating loss	(323)	(631)	308	49%
Interest income	19	1	18	1800%
Interest expense			0	na
Other income, net	1	21	(20)	(95%)
Income tax expense	(6)	0)	(6)	na
Net loss	($309)	($609)	$300	49%

For the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005.

Net Revenues. Notation revenue increased by 21% or $437,000 to $2,511,000 when comparing the quarters ended March 31, 2006 and 2005, respectively. The increase in revenue during the quarter was due to the continuing strength of the Finale 2006 release and increased contributions from the 2006 version of PrintMusic and revenue from the sale of third party products added within the last year.

Revenue for the SmartMusic subscription service continues to grow. SmartMusic revenue increased by $121,000 or 35% to $466,000 in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $361,000 in the quarter ended March 31, 2006, a 41% increase over subscription revenue of $256,000 in the quarter ended March 31, 2005.

As of March 31, 2006 the Company had 47,600 active SmartMusic subscriptions, a 27% increase over the 37,400 active subscriptions as of March 31, 2005. Total schools using SmartMusic reached 4,960 during the first quarter of 2006 compared to 3,788 as of March 31, 2005. The combination of students sponsored by schools and individuals sponsored by associations grew to 29,552 compared to 23,839 as of March 31, 2005.

The Company introduced, in December 2005, a price increase that raised annual student subscriptions from $20 to $25. This increase was done in the context of a simplified pricing structure to remove barriers that may have existed with the prior pricing scheme. In addition, the Company has revamped its methodology of tracking subscriptions. The Company believes that the total number of schools using SmartMusic and the total number of subscriptions overall are the most meaningful measurements to use when evaluating SmartMusic growth.

Deferred SmartMusic subscription revenue increased $232,000, or 35%, to $896,000 when comparing the periods ended March 31, 2006 and 2005, respectively. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. The annualized SmartMusic total revenue run rate, including subscriptions and accessories, was $1,862,000 as of March 31, 2006, a 35% increase over an annualized run rate of $1,381,000 as of March 31, 2005. The annual run rate does not include forecasts of new customers or cancellation or expiration of existing subscriptions, but gives an estimate of the annual SmartMusic revenue assuming that we maintain our current subscription and accessory revenue levels.

Gross Profit. Gross profit in the quarter ended March 31, 2006 increased by $615,000 to $2,670,000 compared to the quarter ended March 31, 2005. The increase in gross profit for the quarter ended March 31, 2006 is a result of the $564,000 increase in revenues and a higher gross margin percentage. Gross margin percentage improved, in large part, due to the expiration of a patent-based royalty payment and expiration of software amortization related to the reverse merger. Gross margin as a percentage of sales improved to 87% from 81% when comparing first quarters of 2006 and 2005, respectively.

Development Expenses. Development expenses increased 9% to $888,000 when comparing the quarters ended March 31, 2006 and 2005, respectively. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products. The increase in development expenses are primarily due to additional outside consultants required for current product development for Impact, our grade management system to be released later this year, and our Finale 2007 product.

Sales and Marketing Expenses. Sales and marketing expenses increased 15% to $1,180,000 when comparing the quarters ended March 31, 2006 and 2005, respectively. During the quarter, the Company contracted a public relations firm and hired additional personnel in order to continue our marketing plan for the SmartMusic product line. Expenses in this category primarily consist of internal payroll, travel, advertising, trades shows and a variety of product promotion activities.

General and Administrative Expenses. General and administrative expenses increased 9 percent to $924,000 when comparing the quarters ended March 31, 2006 and 2005, respectively. General and administrative costs increased primarily due to the $89,000 increase in non-cash stock-based compensation expense resulting from stock option expensing under FAS 123(R), which was first implemented in the quarter, and $30,000 in duplicate office rent during the first quarter. These increases in expenses were offset, in part, by the conclusion of $111,000 in quarterly amortization of merger-related intangible assets. Beginning in May 2006, the $10,000 per month in duplicate office rent will conclude but stock option expense is expected to continue. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, corporate insurance, facilities, and other general corporate expenses.

Net Loss from Operations. Net loss from operations improved to $323,000 for the three months ended March 31, 2006 compared to a net loss from operations of $631,000 in the three months ended March 31, 2005. The improvement in operating performance in the quarter is primarily due to the increases in revenue and improved gross margin percentage noted above offset, in part, by the increase in operating expenses.

Net Loss. Net loss in the first quarter of 2006 decreased to $309,000, or $0.08 per basic and diluted share, compared to a loss of $609,000, or $0.18 per basic and diluted share, in the first quarter of 2005. The reduction in net loss during the quarter was due to the increase in revenue and improvement in gross margin percentage noted above offset, in part, by the increase in operating expenses.

Liquidity and Capital Resources. Net cash used in operating activities was $333,000 for the quarter ended March 31, 2006, compared to $599,000 cash used in operating activities in the quarter ended March 31, 2005. The improvement in cash used in the first three months of 2006 compared to the same period in 2005 is primarily a result of the reduction in net loss for the period, offset, in part, by changes in accounts receivable and other working capital items necessary to support the revenue increase.

We have significantly improved our annual operating cash flow over the last few years. With the increase in revenue and higher margins in the first quarter of 2006 we have been able to make improvements to our operating cash flow compared to the first quarter of 2005. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale which typically occur in the third or fourth quarter.

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

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this report generally relate to, the growth potential of SmartMusic, annualized “run rate” of SmartMusic revenue, stock option expenses, sufficiency of capital, product development and new market opportunities. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to our sales efforts and market acceptance of our products; our dependence upon new product development effort; our dependence on and releasing of annual Finale upgrades; the maintenance of strategic relationships; the success of our SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; our ability to implement cost saving measures as necessary to preserve adequate capital; the intense competition we face; the rapid technological changes and obsolescence in our industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the exercise of warrants by three warrant holders between February 6, 2006 and March 15, 2006, an aggregate of 18,768 shares were sold at $0.50 per share and 31,250 shares were sold at $3.20 per share. For these transactions, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2006	MAKEMUSIC, INC.

	By:	/s/ William R. Wolff
William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan G. Shuler
Alan G. Shuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX
Form 10-QSB
For Quarter ended March 31, 2006

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