Form 10QSB
period 2006-06-30
MAKEMUSIC, INC.
filed 2006-07-27
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from_______To_________

Commission file number 0-26192

MakeMusic, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1716250
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7615 Golden Triangle Drive, Suite M
Eden Prairie, Minnesota 55344-3848

(Address of Principal Executive Offices)

(952) 937-9611

(Issuer's Telephone Number, Including Area Code)

MakeMusic! Inc.

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐    No☒

As of July 27, 2006 there were 3,911,555 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes☐    No☒

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MakeMusic, Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	June 30,	Dec. 31,
	2006	2005
	(unaudited)
Assets
Cash	$2,014	$2,952
Accounts receivable, net of allowances	829	1,004
Inventories, net of reserves	309	435
Prepaid expenses and other current assets	107	161
Total current assets	3,259	4,552

Property and equipment, net	622	323
Goodwill, net	3,630	3,630
Capitalized software	617	471
Other non-current assets	72	66
Total assets	$8,200	$9,042

Liabilities and Shareholders’ Equity
Current portion of capital lease obligations	$6	$6
Accounts payable	215	441
Accrued compensation	782	681
Other accrued liabilities	202	238
Post-contract support	181	181
Reserve for product returns	391	339
Current portion of deferred rent	20	20
Deferred revenue	867	842
Total current liabilities	2,664	2,748

Capital lease obligations, net of current portion	6	9
Deferred rent, net of current portion	110	120
	116	129

Shareholders’ Equity:
Common stock, $0.01 par value:
Authorized shares - 10,000,000 Issued and outstanding shares - 3,911,555 and 3,856,654 in 2006 and 2005, respectively	39	39
Additional paid-in capital	62,751	62,459
Accumulated deficit	(57,370)	(56,347)
Other comprehensive income	0	14
Total shareholders’ equity	5,420	6,165
Total liabilities and shareholders’ equity	$8,200	$9,042

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Notation Revenue	1,598	1,627	4,104	3,692
SmartMusic Revenue	472	316	938	661
Other Revenue	77	80	193	194
NET REVENUE	2,147	2,023	5,235	4,547

COST OF REVENUES	349	376	767	845

GROSS PROFIT	1,798	1,647	4,468	3,702

OPERATING EXPENSES:
Development expenses	834	914	1,722	1,726
Selling and marketing expenses	857	787	2,037	1,811
General and administrative expenses	853	837	1,778	1,687

Total operating expenses	2,544	2,538	5,537	5,224

LOSS FROM OPERATIONS	(746)	(891)	(1,069)	(1522)

Interest income	32	8	51	31
Other income (expense)	0	(8)	1	(8)
Net loss before income tax	(714)	(891)	(1,017)	(1,499)

Income tax	0	0	7	1
Net loss	(714)	(891)	(1,024)	(1,500)

Loss per common share:
Basic	(0.18)	(0.26)	(0.26)	(0.44)
Diluted	(0.18)	(0.26)	(0.26)	(0.44)

Weighted average common shares outstanding:
Basic	3,910,490	3,448,132	3,899,360	3,436,695
Diluted	3,910,490	3,448,132	3,899,360	3,436,695

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	2006	2005	2006	2005
Operating activities
Net loss	(714)	(891)	(1,024)	(1,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	0	226	0	453
Depreciation and amortization of property
and equipment	57	40	98	78
Other amortization	38	46	75	89
Stock based compensation expense	78	3	171	6
Increase (decrease) in cash from:
Accounts receivable	323	196	176	247
Inventories	79	(136)	126	(266)
Prepaid expenses and other current assets	52	60	43	63
Accounts payable	25	(65)	(226)	10
Accrued liabilities and product returns	8	264	89	(125)
Deferred revenue	(36)	(35)	29	53
Net cash used in operating activities	(110)	(292)	(443)	(892)

Investing activities
Purchases of property and equipment	(105)	(91)	(396)	(141)
Capitalized software development and other intangibles	(158)	(72)	(217)	(124)
Net cash used by investing activities	(263)	(163)	(613)	(265)

Financing activities
Proceeds from stock options and warrants exercised	2	94	121	160
Payments on capital leases	(2)	(1)	(3)	(3)
Net cash provided by financing activities	0	93	118	157

Net decrease in cash	(373)	(362)	(938)	(1,000)
Cash, beginning of period	2,386	1,577	2,952	2,215
Cash, end of period	2,014	1,215	2,014	1,215

Supplemental disclosure of cash flow information
Interest paid	0	2	0	4
Income taxes paid	1	0	7	1

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1
Accounting Policies.  The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2005 financial statements, as previously reported, have been reclassified to conform to the 2006 presentation. This did not have a material effect on reported results.

Note 2
Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and six months ended June 30, 2006 and 2005 in accordance with FASB Statement 128 (“FAS 128”), Earnings per Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding	3,910,490	3,448,132	3,899,360	3,436,695
Dilutive effect of stock options and warrants	-	-	-	-
Equivalent average common shares outstanding - diluted	3,910,490	3,448,132	3,899,360	3,436,695

The effect of options and warrants are excluded for 2006 and 2005 because the effect is anti-dilutive.

Note 3
Income Tax Expense. The Company did not record a provision for income tax in the three and six months ended June 30, 2006 and 2005 due to the fact the Company recorded a net loss for the periods respectively. The only income tax expense recorded in the three and six months ended June 30, 2006 and 2005 was for minimum state income tax payments. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our income tax benefit for 2006 and 2005.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended June 30, 2006, our loss before taxes and net loss increased $75,000 and basic and diluted loss per share for the three months ended June 30, 2006, were 2 cents more than if we had continued to account for stock-based compensation under APB opinion number 25. For the six months ended June 30, 2006 our loss before taxes and net loss increased $165,000, or 4 cents per share more, than if we had continued to account for stock-based compensation under APB opinion number 25.

Generally, the company would receive a tax deduction for certain stock option exercises during the period the options are exercised for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), these tax benefits would have been reported as operating cash flows in our consolidated statements of cash flows. Under SFAS 123(R), we would be required to revise our consolidated statements of cash flows in order to present these tax benefits as financing cash flows. The company had no reported tax benefits related to stock compensation expense prior to the implementation of SFAS 123(R) on January 1, 2006 and as such is not required to revise the presentation of its statements of cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three and six month periods ended June 30, 2005 (in thousands except per share amounts).

	Three Months	Six Months
	2005	2005

Net loss:
Net loss as reported	($891)	($1,500)
Stock compensation credit under FAS 123	89	3
Pro forma net loss	($802)	($1,497)
Loss per share:
Basic and Diluted
As reported	($0.26)	($0.44)
Pro forma	($0.23)	($0.44)

Stock Options
We use the Black-Scholes and Binomial Lattice option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2006	2005
Black-Scholes Model:
Risk-free interest rate	3.2%	4.0%
Expected life, in years	3.8	4.0
Expected volatility	87.7%	94.4%
Dividend yield	0.0%	0.0%

Binomial Model:
Risk-free interest rate	3.6%	na
Expected life, in years	6.0	na
Expected volatility	136.3%	na
Dividend yield	0.0%	na

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

The following table represents stock option activity for the six months ended June 30, 2006:

	Shares Reserved for Grant	Plan Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life

Outstanding at Dec. 31, 2005	16,675	712,473	$3.96

Granted	(12,000)	12,000	$10.32
Expired		(15,900)	$20.11
Forfeited
Cancelled	1,000	(1,000)	$2.35
Exercised		(2,080)	$5.00
Authorized May 18, 2006	200,000	0	na
Outstanding at June 30, 2006	205,675	705,493	$3.71	4.4 Years
Outstanding exercisable at June 30, 2006	na	291,745	$4.26	3.9 Years

At June 30, 2006 the aggregate intrinsic value of shares outstanding was $1,064,000, and the aggregate intrinsic value of options exercisable was $449,000. Total intrinsic value of options exercised was $0 for the three months ended June 30, 2006. Total intrinsic value of options exercised was $10,800 for the six months ended June 30, 2006.

At June 30, 2006 there was $322,226 of un-recognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.82 years.

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation.

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

SmartMusic is a complete, interactive, computer-based practice system for woodwind, string and brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice - following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.

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

We achieved positive growth in the first half of 2006 primarily as a result of a continuation of strong revenue from Finale 2006 and solid growth in our SmartMusic subscription base. Our new marketing focus has contributed to a significant improvement in our first half operating results. We believe that the introduction, in the second half of 2006, of the SmartMusic grade management product (brand named “Impact”) has the potential of significantly increasing the rate of subscription growth.

As music teachers use SmartMusic as their standard method of issuing assignments, they need a tool to efficiently deliver those assignments, and manage the resulting student grades and recordings in order to document the progress of each student. By making this process easy and automatic for teachers with our new web-based music classroom grading and student tracking product (“Impact”), currently in beta trials, they will likely issue even more SmartMusic assignments. Students then may either share one of the music department computers at school to practice their assignment or they can acquire SmartMusic for use at home. We have priced SmartMusic to make purchase for use at home affordable, practical and highly desirable.

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

Results of Operations

The following table summarizes key operating information for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Incr. (Decr.)%		2006	2005	Incr. (Decr.)%
Notation revenue	$1,598	$1,627	($29)	(2)	$4,104	$3,692	$412	11
SmartMusic revenue	472	316	156	49	938	661	277	42
Other revenue	77	80	(3)	(4)	193	194	(1)	(1)
Net revenue	2,147	2,023	124	6	5,235	4,547	688	15
Cost of revenues	349	376	(27)	(7)	767	845	(78)	(9)
Gross profit	1,798	1,647	151	9	4,468	3,702	766	21
Percentage of net sales	84%	81%	3%		85%	81%	4%
Development expenses	834	914	(80)	(9)	1,722	1,725	(3)	0
Selling and marketing expense	857	787	70	9	2,037	1,812	225	12
General and administrative expense	853	837	16	2	1,778	1,687	91	5
Total operating expense	2,544	2,538	6	0	5,537	5,224	313	6
Operating loss	(746)	(891)	145	16	(1,069)	(1,522)	453	30
Other income	32	0	32	100	52	23	29	126
Net loss before taxes	(714)	(891)	177	20	(1,017)	(1,499)	482	32
Income tax provision	0	0	0	na	(7)	(1)	(6)	na
Net Loss	($714)	($891)	$177	20%	($1,024)	($1,500)	$476	32%

For the three-month and six-month periods ended June 30, 2006 compared to the three-month and six-month periods ended June 30, 2005.

Net Revenues. Notation revenue decreased by $29,000 to $1,598,000 when comparing the three-month periods ended June, 2006 and 2005 but increased by $412,000 to $4,104,000 when comparing the six-month periods ended June 30, 2006 and 2005. The increase in revenue during the first six months of 2006 compared to the same period of 2005 is the result of continuing customer acceptance of the Finale 2006 software and strength in sales of PrintMusic. We expect revenue from Finale to increase significantly in the 2006 third quarter, compared to the second quarter, as a result of the expected release of Finale 2007.

Revenue for the SmartMusic continues to grow. SmartMusic revenue increased by $156,000, or 49%, to $472,000 in the quarter ended June 30, 2006 compared to the second quarter of 2005. Revenue for the six-month period ended June 30, 2006 increased by $277,000, or 42%, compared to the first six months in 2005. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $402,000 in the quarter ended June 30, 2006, a 46% increase over subscription revenue of $276,000 in the second quarter of 2005. Subscription revenue was $743,000 in the six months ended June 30, 2006, a 40% increase over subscription revenue of $532,000 in the six-month period ended June 30, 2005.

As of June 30, 2006 the Company had 49,182 active SmartMusic subscriptions, a 25% increase over the 39,340 active subscriptions as of June 30, 2005. Total schools using SmartMusic reached 5,178 during the second quarter of 2006 compared to 3,985 as of June 30, 2005. The combination of students sponsored by schools and individuals sponsored by associations grew to 30,700 compared to 23,839 as of June 30, 2005.

The Company introduced, in December 2005, a price increase that raised annual sponsored student subscriptions from $20 to $25. This increase was done in the context of a simplified pricing structure to remove barriers that may have existed with the prior pricing scheme. In addition, the Company has revamped its methodology of tracking subscriptions. The Company believes that the total number of schools using SmartMusic and the total number of subscriptions overall are the most meaningful measurements to use when evaluating SmartMusic growth.

Deferred SmartMusic subscription revenue increased $212,000, or 34%, to $830,000 when comparing the periods ended June 30, 2006 and 2005, respectively. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. The annualized SmartMusic total revenue run rate, including subscriptions and accessories, was $1,889,000 as of June 30, 2006, a 35% increase over an annualized run rate of $1,263,000 as of June 30, 2005. The annual run rate does not include forecasts of new customers or cancellation or expiration of existing subscriptions, but gives an estimate of the annual SmartMusic revenue assuming that we maintain our current subscription and accessory revenue levels.

Gross Profit. Gross profit in the quarter ended June 30, 2006 increased by $151,000 to $1,798,000 compared to the quarter ended June 30, 2005, and improved by $766,000 to $4,468,000 in the six months ended June 30, 2006 compared to the same period in 2005. The increase in gross profit for the quarter and six months ended June 30, 2006 is a result of the increase in revenues and a higher gross margin percentage. Gross margin percentages improved, in large part, due to the expiration of a patent-based royalty payment and completion of software amortization related to the reverse merger that occurred in 2000. Gross margin as a percentage of sales improved to 84% and 85% in the 2006 quarter and six months, respectively, compared to 81% in both the quarter and six months ended June 30, 2005.

Development Expenses. Development expenses decreased 9% to $833,000 when comparing the quarters ended June 30, 2006 and 2005 but decreased only $4,000 when comparing the six-month periods ended June 30, 2006 and 2005. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products. The decrease in development expense is primarily due to capitalization of approximately $100,000 of software development expense related to the Impact product scheduled for release later this year. Without the capitalization total expense would have increased by $96,000 in the six months ended June 30, 2006, primarily related to development work on the Impact product.

Sales and Marketing Expenses. Sales and marketing expenses increased 9% to $857,000 in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 and increased 12% to $2,037,000 in the six months ended June 30, 2006 compared to the six-month period ended June 30, 2005. The increase in expenses is primarily due to increased product promotions, participation at trade shows and conferences and renewed investments in public relations.

General and Administrative Expenses. General and administrative expenses increased 2% to $853,000 during the quarter and increased 5% to $1,778,000 compared to the quarter and six months ended June 30, 2005. General and administrative costs increased primarily due to the $75,000 increase in non-cash stock-based compensation expense in the quarter and $165,000 increase during the six months ended June 30, 2006, resulting from stock option expensing under FAS 123(R), which was first implemented in the first quarter, and approximately $40,000 in duplicate facility rent, which ended in April 2006, related to the final rent payments on our prior office space. These increases in expenses were offset, in part, by the completion of $111,000 in quarterly amortization of merger-related intangible assets. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, corporate insurance, facilities, and other general corporate expenses.

Net Loss from Operations. Net loss from operations improved to $746,000 for the three months ended June 30, 2006 compared to a net loss from operations of $891,000 in the three months ended June 30, 2005. Net loss from operations improved to $1,069,000 in the six months ended June 30, 2006 compared to a loss of $1,522,000 in the six months ended June 30, 2005. The improvement in operating performance in the second quarter and first six months of 2006 is primarily due to the increases in revenue and improved gross margin percentage noted above offset, in part, by the increase in operating expenses.

Net Loss. Net loss in the second quarter of 2006 decreased to $714,000, or $0.18 per basic and diluted share, compared to a loss of $891,000, or $0.26 per basic and diluted share, in the second quarter of 2005. Net loss in the first six months of 2006 decreased to $1,024,000, or $0.26 per basic and diluted share compared to $1,500,000, or $0.44 per basic and diluted share, in the first six months of 2005. The reduction in net loss during the second quarter and the first six months of 2006 was due to the increase in revenue and improvement in gross margin percentage offset, in part, by the increase in operating expenses.

Liquidity and Capital Resources. Net cash used in operating activities was $110,000 for the quarter ended June 30, 2006, compared to $292,000 cash used in operating activities in the quarter ended June 30, 2005. During the six-month period ended June 30, 2006 the Company used $443,000 in operating activities compared to $892,000 cash used in operating activities in the comparable period of 2005. The improvements in cash used in 2006 compared to the same periods in 2005 are primarily a result of the reduction in net loss for the periods.

We have significantly improved our annual operating cash flow over the last few years. With the increase in revenue and higher margins in the second quarter and first half of 2006 we have been able to make improvements to our operating cash flow compared to the comparable periods of 2005. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale, which typically occur in the third or fourth quarter.

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

Item 3. Controls And Procedures.

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

Cautionary Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Our forward-looking statements in this report generally relate to the anticipated effect of Impact on our SmartMusic subscriptions, the timing of Impact’s introduction, our product development, market introduction and sales efforts, the continuing effect of stock option expensing, and our expectations as to the sufficiency of capital. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We caution investors that many important factors have affected, and in the future could affect, our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by us or on our behalf. These factors include, but are not limited to, our possible need for and ability to obtain additional capital; the market acceptance of Impact and other of our products; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of our SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition we face; the rapid technological changes and obsolescence in our industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the exercise of warrants by two warrant holders on April 11, 2006 and May 8, 2006, an aggregate of 2,803 shares were sold at $0.50 per share. For these transactions, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of the Company’s shareholders was held on Thursday, May 18, 2006.

(b)  Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  The following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified: William R. Wolff, receiving 3,246,766 votes for with 13,796 votes withheld; John W. Paulson, receiving 3,246,766 votes for with 13,796 votes withheld; John C. Bergstrom, receiving 2,591,903 votes for with 668,659 votes withheld; John R. Whisnant, receiving 3,245,666 votes for with 14,896 votes withheld; and Lawrence M. Morton, receiving 3,246,766 votes for with 13,796 votes withheld.

(c)  At the annual meeting, a proposal to approve an amendment to the Amended and Restated Articles of Incorporation to change the corporate name from MakeMusic! Inc. to MakeMusic, Inc. was approved by a vote of 3,249,339 shares in favor, with 8,223 shares opposed and 3,000 shares abstaining.

(d)  At the annual meeting, a proposal to approve an amendment to the 2003 Equity Incentive Plan to increase the reserved shares from 750,000 to 950,000 was approved by a majority vote of the shares present and entitled to vote on this matter, with 1,377,606 shares voted in favor, 59,672 shares voted against and 12,030 shares abstaining, with 1,811,254 broker non-votes.

(e)  At the annual meeting, a proposal to ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved by a vote of 3,250,036 shares in favor, with 8,126 shares opposed and 2,400 shares abstaining.

Item 5.	Other Information

None

Item 6.	Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2006	MAKEMUSIC, INC.

By: /s/ William R. Wolff
William R. Wolff, Chief Executive Officer
(Principal Executive Officer)

And: /s/ Alan G. Shuler
Alan G. Shuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX
Form 10-QSB
Three and six months ended June 30, 2006

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended
3.2	Bylaws, as amended
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.