Form 10QSB
period 2006-09-30
MAKEMUSIC, INC.
filed 2006-11-01
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
     Yes ☐ No ☑
     As of October 24, 2006 there were 3,947,562 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MakeMusic, Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars)

	September 30,	Dec. 31,
	2006	2005
	(unaudited)
Assets
Cash	$2,524	$2,952
Accounts receivable, net of allowances	1,492	1,004
Inventories, net of reserves	384	435
Prepaid expenses and other current assets	81	161

Total current assets	4,481	4,552

Property and equipment, net	648	323
Goodwill, net	3,630	3,630
Capitalized software	734	471
Other non-current assets	60	66

Total assets	$9,553	$9,042

Liabilities and Shareholders’ Equity
Current portion of capital lease obligations	$10	$6
Accounts payable	277	441
Accrued compensation	921	681
Other accrued liabilities	228	238
Post-contract support	181	181
Reserve for product returns	440	339
Current portion of deferred rent	23	20
Deferred revenue	1,010	842

Total current liabilities	3,090	2,748

Capital lease obligations, net of current portion	18	9
Deferred rent, net of current portion	102	120

	120	129

Shareholders’ Equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000	39	39
Issued and outstanding shares – 3,937,562 and 3,856,654 in 2006 and 2005, respectively
Additional paid-in capital	62,832	62,459
Accumulated deficit	(56,528)	(56,347)
Other comprehensive income	0	14

Total shareholders’ equity	6,343	6,165

Total liabilities and shareholders’ equity	$9,553	$9,042

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Notation Revenue	3,208	3,391	7,312	7,083
SmartMusic Revenue	621	403	1,558	1,070
Other Revenue	196	187	389	375

NET REVENUE	4,025	3,981	9,259	8,528

COST OF REVENUES	540	634	1,307	1,479

GROSS PROFIT	3,485	3,347	7,952	7,049

OPERATING EXPENSES:
Development expenses	901	746	2,623	2,471
Selling and marketing expenses	1,051	942	3,088	2,754
General and administrative expenses	720	727	2,497	2,414

Total operating expenses	2,672	2,415	8,208	7,639

INCOME (LOSS) FROM OPERATIONS	813	932	(256)	(590)

Interest income	17	12	68	15
Other income (expense)	14	(4)	16	16

Net loss before income tax	844	940	(172)	(559)

Income tax expense	(1)	0	(9)	(2)

Net income (loss)	843	940	(181)	(561)

Income (loss) per common share:
Basic	0.22	0.27	(0.05)	(0.16)
Diluted	0.17	0.23	(0.05)	(0.16)

Weighted average common shares outstanding:
Basic	3,913,251	3,497,749	3,904,041	3,457,132
Diluted	4,866,195	4,085,181	3,904,041	3,457,132
See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2006	2005	2006	2005

Operating activities
Net income (loss)	843	940	(181)	(561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	0	226	0	679
Depreciation and amortization of property and equipment	69	39	167	117
Other amortization	57	46	132	135
Stock based compensation expense	69	(2)	239	4
Increase (decrease) in cash from:
Accounts receivable	(664)	(422)	(488)	(175)
Inventories	(76)	(20)	51	(285)
Prepaid expenses and other current assets	37	(30)	66	32
Accounts payable	62	(265)	(164)	(254)
Accrued liabilities and product returns	224	32	316	(93)
Deferred revenue	128	(15)	168	38

Net cash provided by (used in) operating activities	749	529	306	(364)

Investing activities
Purchases of property and equipment	(66)	(59)	(463)	(201)
Capitalized software development and other intangibles	(172)	(69)	(389)	(191)

Net cash used in investing activities	(238)	(128)	(852)	(392)

Financing activities
Proceeds from the exercise of stock options and warrants	13	119	134	279
Payments on capital leases	(14)	(1)	(16)	(4)

Net cash provided by (used in) financing activities	(1)	118	118	275

Net increase (decrease) in cash	510	519	(428)	(481)
Cash, beginning of period	2,014	1,215	2,952	2,215

Cash, end of period	2,524	$1,734	2,524	$1,734

Supplemental disclosure of cash flow information
Interest paid	0	1	0	5
Income taxes paid	1	0	9	1
Other non-cash investment and financing activities
Equipment acquired under capital lease	29	0	29	0
See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2005 financial statements, as previously reported, have been reclassified to conform to the 2006 presentation. This did not have a material effect on reported results.

Note 2	Net Income (Loss) Per Share. Net income (loss) per share was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and nine months ended September 30, 2006 and 2005 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	3,913,251	3,497,749	3,904,041	3,457,132

Dilutive effect of stock options and warrants	952,944	587,432	—	—

Equivalent average common shares outstanding – diluted	4,866,195	4,085,181	3,904,041	3,457,132
The effect of options and warrants are excluded for the nine month periods ended September 30, 2006 and 2005 because the effect is anti-dilutive.

Note 3	Income Tax Expense. The Company did not record a provision for income tax in the three or nine months ended September 30, 2006 and 2005 as the provision was offset by a reduction in the deferred tax asset valuation allowance. The only income tax expense recorded in the three and nine months ended September 30, 2006 and 2005 was for minimum state and federal income tax payments. Due to the uncertainty regarding the realization of the Company’s Federal deferred income tax assets and specifically the net operating loss carry-forwards, the Company has recorded a valuation allowance against its deferred income tax assets for 2006 and 2005.

Note 4	Stock-Based Compensation. The Company currently offers a stock based compensation plan to its employees, directors and consultants. These plans are administered by the compensation committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 6 of the Company’s consolidated financial statements in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for additional information related to the Company’s stock based compensation plans.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS 123(R) on January 1, 2006, for the three months ended September 30, 2006, the Company’s loss before taxes and net loss increased $66,000 and basic and diluted income per share for the three months ended September 30, 2006, was $0.02 and $0.01 respectively, less than if it had continued to account for stock-based compensation under APB opinion number 25. For the nine months ended September 30, 2006 the Company’s loss before taxes and net loss increased $231,000, or $0.06 per basic and diluted share more, than if it had continued to account for stock-based compensation under APB opinion number 25.
Generally, the Company would receive a tax deduction for certain stock option exercises during the period the options are exercised for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), these tax benefits would have been reported as operating cash flows in the Company’s consolidated statements of cash flows. Under SFAS 123(R), the Company would be required to revise its consolidated statements of cash flows in order to present these tax benefits as financing cash flows. The Company had no reported tax benefits related to stock compensation expense prior to the implementation of SFAS 123(R) on January 1, 2006 and as such is not required to revise the presentation of its statements of cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the three and nine month periods ended September 30, 2005 (in thousands except per share amounts).

	3 Months Ended	9 Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share data)
Net income (loss) as reported	940	(561)
Stock compensation under SFAS 123	(55)	(46)

Pro forma net income (loss)	885	(607)

Income (loss) per share:
Basic
As reported	0.27	(0.16)
Pro forma	0.25	(0.18)
Diluted
As reported	0.23	(0.16)
Pro forma	0.22	(0.18)
Stock Options
The Company uses the Black-Scholes and Binomial Lattice option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	September 30,
	2006	2005

Black-Scholes Model:
Risk-free interest rate	3.2%	3.4%
Expected life, in years	3.8	3.4
Expected volatility	87.7%	80.1%
Dividend yield	0.0%	0.0%

Binomial Model:
Risk-free interest rate	3.6%	—
Expected life, in years	6.0	—
Expected volatility	136.3%	—
Dividend yield	0.0%	—
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
The following table represents stock option activity for the nine months ended September 30, 2006:

				Weighted
			Weighted	Average
	Shares		Average	Remaining
	Reserved		Exercise	Contract
	for Grant	Plan Options	Price	Life
Outstanding at Dec. 31, 2005	16,675	712,473	$3.96

Granted	(12,000)	12,000	$10.32
Expired		(15,900)	$20.11
Cancelled	1,000	(1,000)	$2.35
Exercised		(2,080)	$5.00
Authorized	200,000	0	—

Outstanding at September 30, 2006	205,675	705,493	$3.71	4.1 Years

Outstanding exercisable at September 30, 2006	—	337,467	$4.04	3.7 Years

At September 30, 2006 the aggregate intrinsic value of options outstanding was $1,808,000, and the aggregate intrinsic value of options exercisable was $884,000. Total intrinsic value of options exercised was $0 for the three months ended September 30, 2006. Total intrinsic value of options exercised was $10,800 for the nine months ended September 30, 2006.
At September 30, 2006 there was $324,331 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.01 years.

Note 5	Material Contingencies. On August 1, 2006 the Company entered into a separation agreement with its Chief Financial Officer. In connection with this agreement the former executive is entitled to payments of base salary and prorated bonuses. During the quarter ended September 30, 2006 the Company expensed $54,000 under this agreement of which $16,000 remains accrued at September 30, 2006 and is expected to be paid by December 31, 2006. Additionally, the Company expects to enter into a similar agreement with its former Chief Executive Officer who resigned from the Company on October 19, 2006. The Company expects to recognize the expenses for this agreement during the fourth quarter of 2006.

Note 6	New and Pending Accounting Pronouncements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FASB Statement 157 on its financial statements.
In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). Fair Value Measurements. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting FASB Statement 157 on its financial statements.

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
     SmartMusic is a complete, interactive, computer-based practice system for woodwind, string and brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice – following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.
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
     The Company achieved positive growth in the first nine months of 2006 primarily as a result of a continuation of strong revenue from Finale 2006 and most recently Finale 2007 which is outperforming any previous release of Finale based on initial release dates. In addition, the Company continues to see solid growth in its SmartMusic subscription base. Starting this month the Company is actively promoting the 2007 availability of SmartMusic Impact (the Company’s SmartMusic grade management product) and demonstrating the Company’s complete solution at major education conferences and clinics.
     As music teachers use SmartMusic as their standard method of issuing assignments, they need a tool to efficiently deliver those assignments, and manage the resulting student grades and recordings in order to document the progress of each student. By making this process easy and automatic for teachers with the Company’s new web-based music classroom grading and student tracking product (“Impact”), currently in beta trials, they will likely issue even more SmartMusic assignments. Students then may either share one of the music department computers at school to practice their assignment or they can acquire SmartMusic for use at home. The Company has priced SmartMusic to make purchase for use at home affordable, practical and highly desirable.

     With the release of SmartMusic Impact, the web service that manages SmartMusic student assignments and grades, the Company will begin tracking teachers that use SmartMusic as well as the percentage of those teachers that are using Impact to deliver and manage student assignments (Impact teachers), and the average number of students each Impact teacher has.
     In its Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005, the Company identified critical accounting policies and estimates for its business that the Company is incorporating herein by reference.
Results of Operations
     The following table summarizes key operating information for the three months and nine months ended September 30, 2006 and 2005.

	3 Months Ended September 30,				9 Months Ended September 30,
	2006	2005	Incr (Decr)%		2006	2005	Incr (Decr)%
Notation revenue	$3,208	$3,391	($183)	-5%	$7,312	$7,083	$229	3%
SmartMusic revenue	621	403	218	54%	1,558	1,070	488	46%
Other revenue	196	187	9	5%	389	375	14	4%

Net revenue	4,025	3,981	44	1%	9,259	8,528	731	9%
Cost of revenues	540	634	(94)	-15%	1,307	1,479	(172)	-12%

Gross profit	3,485	3,347	138	4%	7,952	7,049	903	13%
Percentage of net sales	87%	84%			86%	83%

Development expenses	901	746	155	21%	2,623	2,471	152	6%
Selling and marketing expense	1,051	942	109	12%	3,088	2,754	334	12%
General and administrative expense	720	727	(7)	-1%	2,497	2,414	83	3%

Total operating expense	2,672	2,415	257	11%	8,208	7,639	569	7%

Operating income (loss)	813	932	(119)	-13%	(256)	(590)	334	-57%
Other income (expense)	31	8	23	288%	84	30	54	180%

Net income (loss) before taxes	$844	$940	($96)	-10%	($172)	($560)	$388	-69%
Income tax provision	(1)	0	(1)	0%	(9)	(1)	(8)	800%

Net income (loss)	$843	$940	($97)	-10%	($181)	($561)	$380	-68%

For the three-month and nine-month periods ended September 30, 2006 compared to the three-month and nine-month periods ended September 30, 2005.
     Net Revenues. Notation revenue decreased by $183,000 to $3,208,000 when comparing the three-month periods ended September 30, 2006 and 2005 but increased by $229,000 to $7,312,000 when comparing the nine-month periods ended September 30, 2006 and 2005. The decrease in revenue during the quarter is primarily due to the timing of the release of Finale 2007 which was one month later than the comparable period last year. The increase in revenue during the first nine months of 2006 compared to the same period of 2005 is the result of continuing customer acceptance of the Finale 2006 software and strength in sales of PrintMusic.
     Revenue for SmartMusic continues to grow. SmartMusic revenue increased by $218,000, or 54%, to $621,000 in the quarter ended September 30, 2006 compared to the third quarter of 2005. Revenue for the nine-month period ended September 30, 2006 increased by $488,000, or 46%, compared to the first nine months of 2005. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $435,000 in the quarter ended September 30, 2006, a 39% increase over subscription revenue of $312,000 in the third quarter of 2005. Subscription revenue was $1,179,000 in the nine months ended September 30, 2006, a 38% increase over subscription revenue of $855,000 in the nine-month period ended September 30, 2005.
     As of September 30, 2006 the Company had 54,821 active SmartMusic subscriptions, a 27% increase over the 43,199 active subscriptions as of September 30, 2005. Total schools using SmartMusic reached 5,507 during the third quarter of 2006 compared to 4,374 as of September 30, 2005. The combination of students sponsored by schools and individuals sponsored by associations grew to 34,922 compared to 27,189 as of September 30, 2005. The Company introduced, in December 2005, a price increase that raised annual sponsored student subscriptions from $20 to $25. This increase was done in the context of a simplified pricing structure and appears to have met no significant buyer resistance.
     Deferred SmartMusic subscription revenue increased $302,000, or 45%, to $966,000 when comparing the periods ended September 30, 2006 and 2005, respectively. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. The annualized SmartMusic total revenue run rate, including subscriptions and accessories, was $1,695,000 as of September 30, 2006, a 45% increase over an annualized run rate of $1,167,000 as of September 30, 2005. The annual run rate does not include forecasts of new customers or cancellation or expiration of existing subscriptions, but gives an estimate of the annual SmartMusic revenue assuming that the Company maintains current subscription and accessory revenue levels.
     Gross Profit. Gross profit in the quarter ended September 30, 2006 increased by $138,000 to $3,485,000 compared to the quarter ended September 30, 2005, and improved by $903,000 to $7,952,000 in the nine months ended September 30, 2006 compared to the same period in 2005. The increase in gross profit for the three and nine months ended September 30, 2006 is a result of the increase in revenues and a higher gross margin percentage. Gross margin percentages improved, in large part, due to the expiration of a patent-based royalty payment and completion of software amortization related to the reverse merger that occurred in 2000 which were $125,000 and $374,000 in the three and nine month periods ended September 30, 2005, respectively. Gross margin as a percentage of sales improved to 87% and 86% in the three and nine months ended September 30, 2006, respectively, compared to 84% and 83% in the three and nine months ended September 30, 2005, respectively.
     Development Expenses. Development expenses increased 21% to $901,000 when comparing the quarters ended September 30, 2006 and 2005 but increased only 6% to $2,623,000 when comparing the nine-month periods ended September 30, 2006 and 2005. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development, maintenance and quality testing of Finale and SmartMusic products. The increase in development expense is primarily to increased costs related to new products and SmartMusic repertoire development offset in part by the capitalization of approximately $217,000 of software development expense related to the Impact product scheduled for release during the fourth quarter of this year. Total capitalization related to development costs, was $272,000 and $368,000 in the three and nine months ended September 30, 2006, respectively.
     Sales and Marketing Expenses. Sales and marketing expenses increased 12% to $1,051,000 in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and increased 12% to $3,088,000 in the nine months ended September 30, 2006 compared to the nine-month period ended September 30, 2005. The increase in expenses is primarily due to increased product promotions, participation at trade shows and conferences and renewed investments in public relations and other marketing initiatives.
     General and Administrative Expenses. General and administrative expenses decreased 1% to $720,000 during the third quarter of 2006 compared to the same period of 2005 and increased 3% to $2,497,000 in the first nine months of 2006 compared to the same period of 2005. General and administrative costs decreased primarily because of the completion of $111,000 in quarterly amortization of merger-related intangible assets in the prior year. This decrease was partially offset primarily due to the $59,000 increase in non-cash stock-based compensation expense in the quarter and $203,000 increase during the nine months ended September 30, 2006, resulting from stock option expensing under SFAS 123(R), which was first implemented in the first quarter of 2006, and approximately $40,000 in duplicate facility rent, which ended in April 2006, related to the final rent payments on the Company’s prior office space. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services expenses, corporate insurance, facilities, and other general corporate expenses.
     Net Income/(Loss) from Operations. Net income from operations decreased to $813,000 for the three months ended September 30, 2006 compared to a net income from operations of $932,000 in the three months ended September 30, 2005. Net loss from operations improved to $256,000 in the nine months ended September 30, 2006 compared to a loss of $590,000 in the nine months ended September 30, 2005. The decrease in operating performance in the third quarter was due mainly to the timing of the Company’s Finale 2007 release which was August 7th, of this year compared to July 24th, last year, while the improvement in the first nine months of 2006 is primarily due to the overall increases in revenue and improved gross margin percentage noted above offset, in part, by the increase in operating expenses.

     Net Income (Loss). Net income in the third quarter of 2006 decreased to $843,000, or $0.22 per basic and $0.17 per diluted share, compared to net income of $940,000, or $0.27 per basic and $0.23 per diluted share, in the third quarter of 2005. Net loss in the first nine months of 2006 decreased to $181,000, or $0.05 per basic and diluted share compared to $561,000, or $0.16 per basic and diluted share, in the first nine months of 2005. The decrease in net income during the third quarter was due mainly to the timing of the Company’s Finale 2007 release. While the reduction in net loss during the first nine months of 2006 was due to the increase in revenue and improvement in gross margin percentage offset, in part, by the increase in operating expenses.
     Liquidity and Capital Resources. Net cash provided by operating activities was $749,000 for the quarter ended September 30, 2006, compared to $529,000 cash provided by operating activities in the quarter ended September 30, 2005. During the nine-month period ended September 30, 2006 the Company generated cash of $306,000 from operating activities compared to $364,000 cash used in operating activities in the comparable period of 2005. The improvements in cash used in 2006 compared to the same periods in 2005 are primarily a result of the reduction in net loss during the nine months ended September 30, 2006, and improvements in general working capital items for both the three and nine months ended September 30, 2006.
     The Company’s has significantly improved its annual operating cash flow over the last few years. With the increase in revenue and higher margins in the third quarter and first nine months of 2006, the Company has been able to make improvements to its operating cash flow compared to the comparable periods of 2005. The Company’s quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale, which typically occur in the third or fourth quarter.
     If the Company does not meet anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance its operations. If expense reductions do not offset the decrease in revenue, the Company may have to seek additional financing. However, management believes that the Company currently has sufficient cash to finance operations for the foreseeable future.

Item 3. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report, the Company’s chief executive officer and interim chief financial officer with the participation of management, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange commission.
(b) Changes in internal controls. During the quarter ended September 30, 2006 the Company’s Chief Financial Officer left the company. William R. Wolff, the Company’s Chief Executive Officer, was subsequently appointed interim Chief Financial Officer and Robert L. Quast, the Company’s Corporate Controller, was appointed Principal Accounting Officer. These changes in personnel did not cause a change in review or administrative authority which would have had a significant impact on the Company’s internal controls.
Cautionary Statements
This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. The forward-looking statements in this report generally relate to the Company’s plans for SmartMusic Impact and the anticipated effect of Impact on its SmartMusic subscriptions, the timing of Impact’s introduction, the Company’s product development, market introduction and sales efforts, the Company’s anticipated cash requirements, the continuing effect of stock option expensing, and the Company’s expectations as to the sufficiency of capital. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company cautions investors that many important factors have affected, and in the future could affect, the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by the Company or on its behalf. These factors include, but are not limited to, the Company’s possible need for and ability to obtain additional capital; the market acceptance of SmartImpact and other of the Company’s products; the Company’s dependence upon new product development effort; the Company’s dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of the Company’s SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of the Company’s products; the intense competition the Company faces; the rapid technological changes and obsolescence in the Company’s industry; the Company’s dependence on key personnel and the proprietary nature of its technology; other general business and economic conditions; and those risks described from time to time in the Company’s reports to the Securities and Exchange Commission (including its Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.
None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the exercise of warrants by one warrant holder on September 25, 2006 an aggregate of 26,007 shares were sold at $0.50 per share. For these transactions, the Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
Item 3.	Defaults Upon Senior Securities

None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
Entry into a Material Definitive Agreement. On August 1, 2006, MakeMusic, Inc. entered into a Separation Agreement and Release (the “Agreement”) with Alan G. Shuler, which Agreement provides that, effective July 31, 2006, Mr. Shuler’s employment and position as Chief Financial Officer with MakeMusic was terminated. Pursuant to the Agreement, Mr. Shuler will receive a separation payment equal to five months of his base salary, payable in full by the end of the year. In addition, Mr. Shuler will receive a prorated 2006 bonus. Mr. Shuler has agreed to release any and all claims against MakeMusic.
Item 6.	Exhibits.
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2006	MAKEMUSIC, INC.

	By:	/s/ John W. Paulson

John W. Paulson, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Ronald B. Raup

Ronald B. Raup, Interim Chief Financial Officer
(Chief Financial Officer)

EXHIBIT INDEX
Form 10-QSB
Three and nine months ended September 30, 2006

Exhibit No.	Description
3.1	Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 24, 2006)

10.1	Separation agreement of Alan G. Shuler dated 08/01/06*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-QSB.