Form 10QSB/A
period 2006-09-30
MAKEMUSIC, INC.
filed 2007-01-25
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A-1
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
     Yes ☐      No ☑

EXPLANATORY NOTE
This amendment on Form 10-QSB/A amends and restates only Items 1 and 2 of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 to correct a computational error concerning diluted common shares and the resulting diluted income per common share only for the three months ended September 30, 2006. The diluted common shares should have been 4,411,458 not 4,866,195 and the diluted income per common share should have been $0.19 not $0.17. The diluted common shares and loss per dilutive common share for the nine months ended September 30, 2006 were not affected. Except for the foregoing amended information, this Form 10-QSB/A continues to describe the conditions as of the date of the original Form 10-QSB for the three-months ended September 30, 2006, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, the filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

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

See Notes to Condensed Consolidated Financial Statements

MakeMusic, Inc.
Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Notation Revenue	3,208	3,391	7,312	7,083
SmartMusic Revenue	621	403	1,558	1,070
Other Revenue	196	187	389	375

NET REVENUE	4,025	3,981	9,259	8,528

COST OF REVENUES	540	634	1,307	1,479

GROSS PROFIT	3,485	3,347	7,952	7,049

OPERATING EXPENSES:
Development expenses	901	746	2,623	2,471
Selling and marketing expenses	1,051	942	3,088	2,754
General and administrative expenses	720	727	2,497	2,414

Total operating expenses	2,672	2,415	8,208	7,639

INCOME (LOSS) FROM OPERATIONS	813	932	(256)	(590)

Interest income	17	12	68	15
Other income (expense)	14	(4)	16	16

Net loss before income tax	844	940	(172)	(559)

Income tax expense	(1)	0	(9)	(2)

Net income (loss)	843	940	(181)	(561)

Income (loss) per common share:
Basic	0.22	0.27	(0.05)	(0.16)
Diluted (Restated)	0.19	0.23	(0.05)	(0.16)

Weighted average common shares outstanding:
Basic	3,913,251	3,497,749	3,904,041	3,457,132
Diluted (Restated)	4,411,458	4,085,181	3,904,041	3,457,132
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

Note 2	Net Income (Loss) Per Share. Net income (loss) per share was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and nine months ended September 30, 2006 and 2005 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	3,913,251	3,497,749	3,904,041	3,457,132

Dilutive effect of stock options and warrants (Restated)	498,207	587,432	—	—

Equivalent average common shares outstanding – diluted (Restated)	4,411,458	4,085,181	3,904,041	3,457,132

The effect of options and warrants are excluded for the nine month periods ended September 30, 2006 and 2005 because the effect is anti-dilutive.

Note 3	Income Tax Expense. The Company did not record a provision for income tax in the three or nine months ended September 30, 2006 and 2005 as the provision was offset by a reduction in the deferred tax asset valuation allowance. The only income tax expense recorded in the three and nine months ended September 30, 2006 and 2005 was for minimum state and federal income tax payments. Due to the uncertainty regarding the realization of the Company’s Federal deferred income tax assets and specifically the net operating loss carry-forwards, the Company has recorded a valuation allowance against its deferred income tax assets for 2006 and 2005.

Note 4	Stock-Based Compensation. The Company currently offers a stock based compensation plan to its employees, directors and consultants. These plans are administered by the compensation committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 6 of the Company’s consolidated financial statements in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for additional information related to the Company’s stock based compensation plans.

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

	3 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share data)
Net income (loss) as reported	940	(561)
Stock compensation under SFAS 123	(55)	(46)

Pro forma net income (loss)	885	(607)

Income (loss) per share:
Basic
As reported	0.27	(0.16)
Pro forma	0.25	(0.18)
Diluted
As reported	0.23	(0.16)
Pro forma	0.22	(0.18)

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

The following table represents stock option activity for the nine months ended September 30, 2006:

				Weighted
			Weighted	Average
	Shares		Average	Remaining
	Reserved	Plan	Exercise	Contract
	for Grant	Options	Price	Life
Outstanding at Dec. 31, 2005	16,675	712,473	$3.96

Granted	(12,000)	12,000	$10.32
Expired		(15,900)	$20.11
Cancelled	1,000	(1,000)	$2.35
Exercised		(2,080)	$5.00
Authorized	200,000	0	—

Outstanding at September 30, 2006	205,675	705,493	$3.71	4.1 Years

Outstanding exercisable at September 30, 2006	—	337,467	$4.04	3.7 Years

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
Results of Operations
     The following table summarizes key operating information for the three months and nine months ended September 30, 2006 and 2005.

	3 Months Ended September 30,				9 Months Ended September 30,
			Incr				Incr
	2006	2005	(Decr)%		2006	2005	(Decr)%
Notation revenue	$3,208	$3,391	($183)	-5%	$7,312	$7,083	$229	3%
SmartMusic revenue	621	403	218	54%	1,558	1,070	488	46%
Other revenue	196	187	9	5%	389	375	14	4%

Net revenue	4,025	3,981	44	1%	9,259	8,528	731	9%
Cost of revenues	540	634	(94)	-15%	1,307	1,479	(172)	-12%

Gross profit	3,485	3,347	138	4%	7,952	7,049	903	13%
Percentage of net sales	87%	84%			86%	83%

Development expenses	901	746	155	21%	2,623	2,471	152	6%
Selling and marketing expense	1,051	942	109	12%	3,088	2,754	334	12%
General and administrative expense	720	727	(7)	-1%	2,497	2,414	83	3%

Total operating expense	2,672	2,415	257	11%	8,208	7,639	569	7%

Operating income (loss)	813	932	(119)	-13%	(256)	(590)	334	-57%
Other income (expense)	31	8	23	288%	84	30	54	180%

Net income (loss) before taxes	$844	$940	($96)	-10%	($172)	($560)	$388	-69%
Income tax provision	(1)	0	(1)	0%	(9)	(1)	(8)	800%

Net income (loss)	$843	$940	($97)	-10%	($181)	($561)	$380	-68%

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
     Net Income (Loss). Net income in the third quarter of 2006 decreased to $843,000, or $0.22 per basic and $0.19 (restated) per diluted share, compared to net income of $940,000, or $0.27 per basic and $0.23 per diluted share, in the third quarter of 2005. Net loss in the first nine months of 2006 decreased to $181,000, or $0.05 per basic and diluted share compared to $561,000, or $0.16 per basic and diluted share, in the first nine months of 2005. The decrease in net income during the third quarter was due mainly to the timing of the Company’s Finale 2007 release. While the reduction in net loss during the first nine months of 2006 was due to the increase in revenue and improvement in gross margin percentage offset, in part, by the increase in operating expenses.

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

Date: January 25, 2007	MAKEMUSIC, INC.

By: /s/ John W. Paulson

John W. Paulson, Chief Executive Officer (Principal Executive Officer)

And: /s/ Ronald B. Raup

Ronald B. Raup, Interim Chief Financial Officer (Chief Financial Officer)

EXHIBIT INDEX
Form 10-QSB
Three and nine months ended September 30, 2006

Exhibit No.	Description

3.1	Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 24, 2006)*

10.1	Separation agreement of Alan G. Shuler dated 08/01/06*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on Form 10-QSB on November 1, 2006.