Form 10KSB
period 2006-12-31
MAKEMUSIC, INC.
filed 2007-03-20
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission File No.: 0-26192
MakeMusic, Inc.
(Name of Small Business Issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1716250 (IRS Employer Identification Number)
7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344
(Address of principal executive offices)(Zip Code)
Issuer’s telephone number, including area code: (952) 937-9611
Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Issuer’s revenues for its most recent fiscal year: $12,978,000
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 2007 was approximately $23,987,891 based upon the closing price of the Registrant’s Common Stock on such date.
There were 4,072,647 shares of Common Stock outstanding as of February 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

1

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
     MakeMusic, Inc., a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, teaching, and learning music. The Company’s predecessor corporations, which merged to form the current entity in1992, were incorporated in Minnesota in 1990. Among the Company’s leading products are SmartMusic® music learning software, Finale®, music notation software, and SmartMusic Impact™, the web-based solution that will allow music educators to easily guide, motivate, grade, and document individual student progress.
     SmartMusic is a complete teaching and learning tool for band, jazz band, orchestra, and choir. SmartMusic enhances and transforms the process of practicing music by providing students with professional accompaniment and a variety of built-in practice tools. Practicing with SmartMusic is more fun than practicing alone, and as a result students practice longer and more effectively. This leads to increased confidence, higher retention, and stronger music programs. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments and more than 50,000 exercises.
     The introduction of SmartMusic 10.0 in the first half of 2007 will provide music educators with exciting new tools to help develop strong music programs and comply with today’s accountability requirements. SmartMusic now provides access to an ever-increasing library of full ensemble literature. Each title includes individual assignments for every part, all of which are authored by respected educators. These pre-authored assignments offer music teachers a great savings in time as they prepare for their next public performance.
     When educators distribute SmartMusic assignments to their students, the students respond by practicing the assignments in SmartMusic and receiving real-time feedback from SmartMusic’s assessment and recording features. Students immediately see their assessment scores and hear their recordings and are then motivated to improve prior to submitting the assignment to their teacher. This combined visual and aural feedback helps students improve on their own and understand how they are progressing.
     SmartMusic Impact will fully automate the administrative process of sending SmartMusic assignments between educators and students. It manages audio recordings and practice reports, tracks assignments, and provides educators with on-line libraries that make it easy to share assignments with colleagues. Students complete assignments on their home computer (provided that they have a SmartMusic subscription) or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teachers’ SmartMusic Gradebook™. SmartMusic Impact provides educators the means to guide, motivate, grade, and document the progress of every student.
     For more than fifteen years, Finale has been the best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students, and publishers create, edit, audition, print, and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or InDesign® – it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to make SmartMusic files so that an educator/composer can create customized practice assignments for their students. MakeMusic has continued to expand its leadership through developing and marketing a family of notation products with reduced features and pricing which appeals to new market sectors and distribution channels.
Strategy
     MakeMusic works with teachers, suppliers, associations, and publishers in a proactive collaboration to meet the needs of active music-makers and to develop products for them. The long-term and global leadership that our Finale software has established with music educators and publishers provides MakeMusic with credibility and development opportunities for SmartMusic and other new products.

     The worldwide market for products and services sold to educators, students, hobbyists, and professional musicians is estimated by the Company to be approximately $15.5 billion, with music software as one of its fastest-growing segments. This estimate is based on data contained in the Music Products Association 2006 Music USA NAMM® Global Report. As music educators search for time-saving solutions in motivating students and complying with accountability requirements, MakeMusic is building on its leadership position to become a key driver in the future of music education. According to polls sponsored by the American Music Conference, the public understands the importance and benefits of arts in education. Parents expect access to student assignments and the grading process. We believe that MakeMusic is uniquely posed to offer continuous innovation to music educators, music students and parents. Additionally, as accountability for individual student progress becomes more and more important, SmartMusic may be the best, if not the only, solution in the market today for educators to easily and objectively document individual student progress.
MakeMusic’s business strategy is characterized by the following principles:
     Focus on meeting the needs of a highly influential niche market. By focusing on providing superior, long-lasting solutions for music educators, MakeMusic gains exceptional access to the larger market of student and hobbyist musicians at the lowest possible cost.
     Deliver high-quality patented technologies and licensed content. The complexity of the notation and Intelligent Accompaniment® technologies at the core of MakeMusic’s products represent a significant barrier to entry to competition. Furthermore, we hold licenses to a major library of music, adding significantly to this barrier.
     Capitalize on fundamental shifts in the marketplace. MakeMusic’s products support two shifts that are leading to long-term growth opportunities: its products support the adoption of the “digital lifestyle” in which music is a market driver; and its products provide the building blocks that meet the demand for quantification and assessment in education.
     Leverage an extensive customer database for targeted direct marketing. With an active database of nearly a half-million musicians, MakeMusic is able to target, personalize and develop each customer’s buying potential in an optimal fashion. Supporting this initiative, MakeMusic’s management has significant operational experience in customer relationship management businesses.
     Grow the SmartMusic business by leveraging support of music educators. MakeMusic introduced an annual subscription for teachers late in 2001 and a monthly subscription for home users in the spring of 2002. In October 2002, we launched the school-sponsored student subscription program, allowing schools to sponsor their students’ home use of SmartMusic at substantial discounts. Teachers using SmartMusic report students have more fun, practice longer, and improve technical skills faster. With the introduction of SmartMusic Impact in 2007 and an ever-expanding library of repertoire, we will provide teachers more efficient tools to assist every student practicing for the next performance while also complying with assessment requirements. Teachers using SmartMusic are our most effective advocates, and we continue to expand marketing activities based on viral marketing tactics. Today over 40% of teachers subscribing to SmartMusic report that they first heard about SmartMusic from a colleague.
     Build visibility and credibility by partnering with industry suppliers and associations. MakeMusic has initiated relationships with several leading instrument and education member associations. These partnerships enable each association to promote SmartMusic discounts as an important member benefit. MakeMusic benefits from the visibility and credibility through the implied endorsement of our software. Examples of these associations include the Suzuki Association of the Americas, the International Association of Jazz Education, the Associated Board of the Royal Schools of Music, the International Trumpet Guild, the International Trombone Association, and the North American Saxophone Alliance. In addition, music publishers are placing more importance on having their titles supported with SmartMusic.

Publishers are demonstrating this importance through SmartMusic licensing, authoring SmartMusic assignments, and by featuring the SmartMusic logo with new education releases as a means of providing market differentiation.
     Maintain and strengthen Finale market leadership and revenues. Finale music notation software is accepted worldwide as the industry standard. We will seek to maintain Finale revenues by continuing to introduce innovative upgrades and expanding the line of Finale branded products. MakeMusic intends to grow revenues by expanding marketing throughout the world and expanding our distribution into underserved markets.
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
     Grow the business step by step. MakeMusic currently has sufficient capital necessary to continue the product development and marketing efforts necessary to grow our business. We are planning to continue business development with careful attention to cash management while continuing to grow revenues with a view toward profitability.
Products
     SmartMusic®. SmartMusic is a complete, interactive, computer-based music system that transforms and modernizes the way a musician practices by providing human-like accompaniment in a wide range of musical styles performed by orchestras, concert bands, jazz trios, and other musical ensembles. Its key innovation, Intelligent Accompaniment®, enables SmartMusic to listen to a musician as they sing or play and follow their spontaneous tempo changes. In addition, SmartMusic allows the user to start playing at any point in a musical piece, repeat difficult-to-play segments, change instrumentation, adjust the degree to which the accompaniment follows the musician, control tempo, transpose the music into any key, play with or without repeats or designate sections of the music to cut. The software also includes self-assessment features and allows the user to record their performance, e-mail to friends and relatives, or submit the performance to their teacher. The prototype technology upon which the SmartMusic system is based was patented by Carnegie Mellon University and licensed to us. The patent expired in 2005. We then significantly enhanced the prototype technology with our own proprietary technology and additional patented features, producing a marketable product. SmartMusic is a unique product that has won numerous awards as well as the support of world-class musicians such as Wynton Marsalis, James Galway, Dawn Upshaw and others.
     Schools, students and other musicians have access, via subscription, to over 30,000 licensed accompaniments including elementary band methods and classical, jazz, pop, rock, movie, theater, and holiday titles. Starting in 2007 the SmartMusic subscription will also provide access to an increasing library of full concert band, jazz band, and orchestra ensemble repertoire. With SmartMusic Impact, teachers will be able to select pre-authored assignments for every part and guide students as they prepare for their next performance. MakeMusic has entered into license agreements with top music publishers to produce musical arrangements for use with SmartMusic. We have also obtained exclusive rights from major publishers of solo classical works for voice, woodwinds, brass, percussion, strings, and keyboard. These licenses are for the purpose of musical accompaniment, which responds in real-time to the musician. We have developed our accompaniment selections based upon a review of the most frequently performed titles in American academic solo contests as well as popular titles of sheet music sold in the United States. The Company is expanding the library of accompaniments with the primary and immediate focus on repertoire that is most often performed by middle school and high school students participating in concert band, jazz band, orchestra, and choir. In the future, we plan to continue expansion of our library of accompaniments to cover a broad spectrum of musical genres, instruments and skill levels as well as providing publishers of select institutions to develop content ready for use with SmartMusic. Further, users of our Finale notation software can create their own SmartMusic accompaniments, which can then be played by the SmartMusic software.
     In addition, SmartMusic subscribers have access to a selection of accompaniments to more than 50,000 skill-development exercises based on scales, intervals, arpeggios, and twisters. The product also features warm-up exercises for vocalists, the ability to insert tempo changes with variations in speed and the ability to insert breath marks and cues to wait for a particular tone. These “variables” can be saved with the music, creating a personally customized version of the accompaniment. SmartMusic provides accompaniments for band and string instruments as well as for vocalists.
     The individual subscription program, currently priced at $9.95 per month or $100 per year, was launched in 2002. In response to teachers’ requests to have an offer which would encourage all their students to use SmartMusic at home, we developed and launched a school-sponsored student subscription program which currently allows participating students to buy a subscription for $25 per year. The students may purchase their subscription from the school or may purchase directly from the SmartMusic website (www.smartmusic.com) using a code generated by their teacher. In 2005, we introduced the ability to sponsor members and to generate codes for organizations of musicians. We believe that the SmartMusic subscription-based revenue model, with its recurring revenue stream, offers a significant opportunity to increase profitability. MakeMusic also sells a packaged SmartMusic Starter Kit through dealers, for a suggested retail price of $129.95 that includes a one-year subscription plus a vocal and instrumental microphone. In early 2006 we authorized a select group of dealers that specialize in selling to music educators, to offer SmartMusic subscriptions to schools and sponsored students.
     SmartMusic Impact. Music teachers typically focus on rehearsing students for the next performance. With the expanding library of SmartMusic accompaniments teachers are able to guide and motivate students by requiring completion of any of the pre-authored SmartMusic assignments. SmartMusic Impact will be a web service included with SmartMusic educator subscriptions. This service allows teachers to select and send assignments in less than a minute. Students automatically receive assignments when they log-in to SmartMusic and submit assignments to their teachers with one click. SmartMusic assessment assignments are automatically graded and are entered into the teacher’s SmartMusic Impact Gradebook while audio recordings, which require educator feedback, are indicated as “waiting for evaluation.” SmartMusic Impact provides a way of guiding student development and moreover provides teachers with a means to easily and objectively measure student progress in a way that complies with current assessment standards.
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
     The Finale product is a powerful and comprehensive notation software product which is sold worldwide. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including patented capabilities such as its “hyperscribe” feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.
     We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students and religious organizations at a suggested retail price of $350. This edition has been a key source of revenue and registered user base growth. In addition, it reaches a market that is continuously being replenished with new student users.

     The Finale product is currently translated into German, French, Italian, and Japanese. We believe the international market is a key growth opportunity as computer penetration increases worldwide.
     The Finale Allegro® product, a value-priced version of the powerful Finale music notation software product, was introduced in 1993. The Allegro music notation software product currently retails for $199 and contains a subset of the notation tools contained in the Finale product. With extensive MIDI capabilities, Allegro is targeted to an audience that may not read music but needs to create “lead sheets” for other musicians.
     Finale PrintMusic® and Finale SongWriter are entry-level, yet powerful music notation software products, retailing for $99.95 and $49.95 respectively. Each contains a subset of the notation tools contained in the Finale and Finale Allegro products. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace.
     Finale NotePad® is a downloadable “freeware” introduction to the Finale notation family. As of December 31, 2006, there were approximately 1.5 million unique users of NotePad with approximately 2.9 million total downloads of NotePad.
Synergy between Product Lines
     From a technology perspective, there are considerable synergies between the SmartMusic business and the Finale notation business because the products benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display, among other things, sheet music, exercises, and beginning band method songs. It is this technology that puts red and green notes on the screen to show SmartMusic students what they did wrong and how to do it right. Similarly, the SmartMusic pitch recognition technology is used within Finale in its MicNotator® feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone. Indeed, the synergistic integration between SmartMusic and Finale notation products represents a significant differentiator for our notation products and provides a significant barrier to entry into the marketplace. Likewise, the ability to effortlessly create SmartMusic repertoire using the Finale product is a major benefit for SmartMusic customers.
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
Technology Infrastructure
     The MakeMusic® data center is operated internally, offering extensive uptime and connectivity to the Internet backbone via fiber-optic connections. For maximum reliability, all our servers utilize redundant arrays of independent discs for information backup as well as redundant power. We are currently utilizing state-of -the-art hardware and software platforms. Web services are run on Microsoft IIS® and Apache® servers. A combination of Microsoft SQL® and Oracle® are used for database applications. Our network is monitored twenty-four hours a day, seven days a week, and is scalable and upgradeable for future growth.
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
Marketing, Sales and Distribution
     SmartMusic. MakeMusic believes its future revenue growth will be primarily driven by its revolutionary product SmartMusic, which is computer software that incorporates complete music practice system. SmartMusic features award-winning Intelligent Accompaniment technology and the world’s largest library of interactive music accompaniments.
     The market for SmartMusic is large, with student use being the biggest potential market. There are over 100,000 school buildings in the U.S. that have approximately 15 million students enrolled in band, orchestra, and choir programs. The school-sponsored student subscription offering encourages teachers to be advocates to students and parents for SmartMusic at home. We believe the key to expanding the number of subscriptions for students is in producing a compelling reason for educators to make SmartMusic an integral part of how they deliver lesson plans and to make assignments given through SmartMusic a necessary part of their curriculum. We believe that SmartMusic Impact will break down many of the barriers that have previously limited our reach.
     We expect that our expanding subscription sales model, if accomplished, will increase gross profit by creating a recurring stream of revenues and cash flow. The success of our sales model is dependent on the rate at which schools adopt the SmartMusic system and on our ability to establish long-term customer relationships with SmartMusic subscribers. We plan to focus on adoption and customer satisfaction to leverage the school-sponsored student subscription model.
     MakeMusic currently utilizes a variety of marketing channels to achieve the best mix for profitable growth. In the United States, Canada and United Kingdom, SmartMusic is being marketed by e-marketing, music association membership, trade shows, exposure at music educator conferences, and advertising in targeted print media. We also place considerable emphasis in viral marketing activities that include utilizing experienced music educators in our educator support system (“ESS”), to help us reach their fellow music educators.
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
     Additionally, we market SmartMusic by deploying the program at key partner sites that our current and potential customers may frequent. SmartMusic creates the opportunity to strengthen their music-makers’ community while sharing in the revenues from recurring SmartMusic subscription fees.

Offering SmartMusic is extremely easy for a partner site since we project SmartMusic onto their site from our own servers and handle all transactions including back office functions.
     The international marketplace in Europe, Latin/South America and Asia is large but, due to vast differences in the way music is taught in those countries, its potential for SmartMusic is currently unknown. Although we have authorized distributors in the United Kingdom and Australia, our primary focus remains on the K-12 market in the United States.
     Finale notation family. In the United States and Canada, the Finale family of notation products is sold by a group of channel-specific distributors in the musical instrument and educational channels. Finale is also marketed to educational institutions and specialty retailers on a direct basis. Repeat business is driven by direct marketing to registered users for product upgrades and trade-ups. In early 2006 we signed a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world and, arguably, the largest distributor of music products in North America. We believe this will give us a significant advantage in the highly competitive market for notation software by increasing our visibility to customers.
     Internationally, Finale notation products are represented by key distributors in many overseas territories, primarily in Europe and Japan. Finale is translated into German, French, Japanese, and Italian. We believe the international markets present an additional opportunity for future growth.
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
     We believe we can significantly build on our Finale notation software business by continuously expanding the installed base of users, regularly providing them with upgrades, broadening distribution, producing additional international versions of the products, and establishing the products as a means for electronic transmission of music. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last several years. All Finale products operate on both Windows and Macintosh platforms.
Product Development
     At December 31, 2006, 41 employees were involved in product development at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development and quality assurance testing.
     MakeMusic’s non-capitalized expenditures for product development were $3,474,000 and $3,279,000 in 2006 and 2005, representing 26.8% and 27.7% of revenues, respectively.
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
     We continue to license and create additional SmartMusic accompaniments to be included with our subscriptions. The Company has developed processes for creating individual part assignments for every ensemble title. We have also recently developed CD-quality accompaniments that sync with on-screen notation providing an even richer student experience. Additionally, we have automated some of the processes and have developed a technical specification that is used to standardize both quality and process.
     We have maintained our competitive position in the music notation marketplace, in part, by focusing our improvement efforts over the past several years on developing upgrades of the Finale product on a regular basis for the Macintosh and Windows platforms. We plan to make annual releases of such upgrades and to continue developing music education products with our proprietary music technologies.
Competition
     We believe we are well positioned in music technology markets and benefit from strong barriers to entry for new competitors in our business niches due to our 1) proprietary music notation, Intelligent Accompaniment, and music education software; 2) extensive library of licensed content; 3) credibility in the music education marketplace; and 4) relationships with major industry partners. One competitor is offering a product that is similar to SmartMusic in that it provides accompaniments, on-screen music notation, and assessment. This product, “In the Chair,” presently offers a limited amount of repertoire and does not offer any assignment measurement or grading solutions. We know of no other musical accompaniment product for band instruments, string instruments and vocalists that responds to the musician. Several years ago Cakewalk released In Concert™, an interactive accompaniment product limited to MIDI keyboards, but today we are unable to find any mention of In Concert on the current Cakewalk web-site.
     We expect that SmartMusic products will also compete with conventional music accompaniment products by Music Minus One by MMO Music Group, Inc. and MTS 120 by Roland Corporation. These products offer students the ability to play along with prerecorded songs. They differ from the SmartMusic product in that they do not automatically adjust in real time to the musician’s changes in tempo, they do not provide graphical and numerical assessment, and do not include the ability to receive and submit assignments. We believe SmartMusic is unique because it listens to the musician and adjusts accordingly. We also believe that the synergies between Finale and SmartMusic technologies create feature sets that are difficult for a competitor to replicate.
The notation market is highly competitive and continues to have competitors such as Steinberg Media Technologies GmbH, Sibelius Software, NOTION Music, Inc., and Voyeur Turtle Beach, Inc.
     Competitive factors in marketing the SmartMusic and Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space, and price. We believe we compete effectively in these areas. In addition, a competitive advantage is that both product lines benefit from shared technologies. For example, the SmartMusic pitch recognition technology is used within Finale in its MicNotator feature, allowing Finale users to enter notes by simply playing an acoustic instrument into a microphone.
Patents
     We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent which expired in 2005, the use of the U.S. patent that covers the automated accompaniment that listens to and follows tempo changes from a live performance. We have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which expand the following capabilities of the software:

enhancements to the algorithms, accompaniment controls, and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic is materially affected by the expiration in 2005 of the CMU patent.
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
Trademarks
     We own the registered trademarks in the United States for Allegro®, Coda®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale SongWriter®, Finale®, FinaleScript®,HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, and The Art of Music Notation®. In addition, the names Coda®, Finale SongWriter®, Finale®, Intelligent Accompaniment®, MakeMusic®, SmartMusic®, and The Art of Music Notation® have been protected in some foreign countries and we have applied for protection in foreign countries for Finale NotePad®, Finale PrintMusic®, Finale Viewer™, and SmartMusic Impact™. We have applied for trademark registration in the United States for Finale Viewer™, FPA™, SmartFind and Paint™, SmartMusic GradeBook™, SmartMusic Impact™, Studio View™, and TempoTap™. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.
Manufacturing
     Printing of user manuals, packaging, and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use one subcontractor to perform standard copying and assembling services, including copying software DVD and CD-ROM disks, and assembling the product manuals, disks and other product literature into packages. If this subcontractor is unable to perform, there are alternative vendors that we could use for this service.
Employees
     As of December 31, 2006, MakeMusic employed 79 full-time employees. We believe our relations with employees are good. None of our employees are covered by a collective bargaining agreement. In addition, we rely on select independent contractors to help write software and to develop our repertoire or products. We have little difficulty contracting with these individuals and believe that our relationships with them are good. Should we have difficulty securing the services of such persons in the future, it could adversely affect operations.
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

Cautionary Statements
     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the SEC and reports to shareholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will” and similar words or expressions.
     Our forward-looking statements generally relate to our growth strategy (particularly related to SmartMusic), financial results, product development and market introduction and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.
     While we currently believe that we have sufficient capital, we may have other capital needs. We again achieved positive operating cash flow in 2006 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies and are likely to increase as investor warrants are exercised. If we do not maintain positive cash flow, we may need additional capital in the form of debt or equity financing to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.
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
     We have incurred operating losses in the past and may incur losses in the near future. We have incurred losses from operations and may continue to incur such losses in the near future. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to development and marketing efforts, among other things. There can be no assurance that we will operate profitably or provide an economic return to the investors.
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
     Additional government regulation of the Internet may impair our ability to fully develop and utilize the Internet as a marketing and distribution medium. Today, there are relatively few enacted laws specifically directed toward on-line services, and the applicability and scope of such laws is still uncertain, as court interpretations are few. Currently, we do not believe their impact materially affects the nature of our Internet operations. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights, and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Laws regulating Internet companies outside of the United States may be less favorable than those in the United States.
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
     We are dependent upon certain key personnel. We are highly dependent on a limited number of key management, including our chief executive officer, and our president and chief operating officer, as well as key technical personnel. The loss of key personnel, or our inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition and results of operations.

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
     We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.
ITEM 2. DESCRIPTION OF PROPERTY
     Our corporate facility which is leased under an operating lease arrangement consists of approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance payments for the remainder of the lease are approximately $250,000 on an annual basis and the lease expires March 31, 2011.
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
     Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2006		2005
		High	Low	High	Low
	First Quarter	$11.80	$4.90	$5.30	$4.40

Common Stock	Second Quarter	5.75	4.10	4.90	3.15

	Third Quarter	5.96	4.30	4.70	3.37

	Fourth Quarter	6.85	4.99	11.33	3.01

     As of December 31, 2006, there were approximately 130 registered shareholders including approximately 1,300 beneficial owners. We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.
     There were no sales of unregistered securities during the year ended December 31, 2006.
     Pursuant to the exercise of warrants by certain warrant holders, we issued 31,250 shares of common stock at $3.20 per share to one person on February 7, 2006, 47,578 shares of common stock at $0.50 per share to four people between January 31, 2006 and September 27, 2006 and 7,813 shares of common stock at $3.20 per share to one person on November 8, 2006. For all issuances, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
     For information on our equity compensation plans, refer to Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Executive Overview
     MakeMusic’s mission is to enhance and transform the experience of making, teaching and learning music and we intend to achieve significant growth as a worldwide leader in music education software. Among our leading products are SmartMusic®, a complete music education software for band, jazz band, orchestra and choir and Finale® music notation software.
     Our fiscal year 2006 resulted in continued sales growth for both SmartMusic and Finale products and overall, a 10% increase over 2005 net revenue was achieved. Gross margin percentages improved in 2006 to 86% from 82% in 2005. Operating expenses increased in 2006, primarily due to stock-based compensation expenses and costs associated with severance, marketing activities and product development. As a result of the factors mentioned, we reported net income of approximately $255,000 in 2006 compared to a net loss of $498,000 in 2005. Reductions in other general and administrative expense categories slightly offset these charges.

     We believe our innovative products will allow us to continue to achieve positive operating results. For more than fifteen years, Finale has been the best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for their students. We have traditionally derived revenue through the development, marketing and sales of our notation software products. Sales of these products continue to grow through regular upgrade releases, extension into a family of notation products with reduced features and appropriate pricing to appeal to new market segments and distribution channels and natural renewal in the education market.
     SmartMusic is a complete, interactive, computer-based practice system for woodwind, string and brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice – following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments, more than 50,000 exercises, and the ability to receive and submit assignments received from their instructor.
     The SmartMusic assessment and recording features allow real-time feedback for students of all ages. These features provide music educators the ability to create SmartMusic assignments and require students to submit a recording of their performance including the assessment of the assignment. Students see their assessment scores immediately and are motivated to improve their performance prior to submitting the assignment. Similarly, students can make as many recordings of their performance as desired prior to submitting assignments. This combined feedback helps students improve on their own and understand how they are progressing.
     SmartMusic is becoming a very important part of our business with recurring revenue from the subscription-based model that leverages our relationships with music educators and their students. We continue to fine-tune the model to ensure strong acceptance of the SmartMusic subscription service and have experienced consistent annual increases in subscriptions and revenue. Due to alliances with industry leading partners such as Hal Leonard and Conn-Selmer, as well as partnerships such as the International Trombone Association and the North American Saxophone Alliance we expect to see growth opportunities in 2007 and in future years. While it is difficult to predict the volume increase these alliances may generate, we are confident that we will be ready for the challenges this growth may present.
     The Company is planning to release SmartMusic 10.0 in the first half of 2007. Offering full support of core curriculum titles for band, jazz ensemble, orchestra and choir – as well as pre-authored assignments for every title – SmartMusic 10.0 represents a complete solution for music educators.
     SmartMusic 10.0 which is scheduled to be released in the first half of 2007 will also include SmartMusic Impact™, a web-based service designed to manage student assignments, grades and recordings while documenting the progress of each student. The introduction of SmartMusic 10.0 will provide music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic 10.0 will provide access to an ever increasing library of band and orchestra literature. Each title includes individual part assignments authored by respected educators thereby providing music teachers a time saving solution for preparing selections for the next public performance. SmartMusic Impact will enable teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teachers SmartMusic Impact gradebook.
     With the release of SmartMusic Impact in 2007, the Company will begin tracking teachers that use SmartMusic as well as the percentage of those teachers that are using Impact to deliver and manage student assignments (Impact teachers), and the average number of students each Impact teacher has.

     With Finale and SmartMusic, we believe we have the platforms for building continued growth in the music education software industry. We are exploring opportunities to introduce our existing products into new geographic markets through existing distribution partners and new relationships. We are also exploring opportunities to develop and launch new products based on our core music education technologies: the editing, display, printing and playback of music notation, pitch recognition, assessment, recording and Intelligent Accompaniment.
     Positive cash flow from operations has been achieved for the last three years including the current year ended December 31, 2006. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. In spite of tight budgets in the school systems, we are confident that we can continue to move toward annual profitability due to our improvements in operations, established customer base and partnerships within the music industry and education providers.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial position and results of operations.
     Revenue recognition. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectability is probable and any uncertainties with regard to customer acceptance are insignificant. If a customer is entitled to a pending upgrade, a portion of the revenue is deferred until delivery of the upgrade. For any sales that include a right of return, we track return history and record a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board (“FASB”) Statement 48 (“FAS 48”), Revenue Recognition When a Right of Return Exists. SmartMusic subscription sales are deferred and amortized to revenue on a pro-rated basis over the life of the subscription.
     Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Most international customers pay for the product in U.S. dollars prior to shipment; domestic dealers and distributors that do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years and until fiscal year ended December 31, 2006 had a history of minimal uncollectible accounts. During fiscal year ended December 31, 2006 the allowance for doubtful accounts was increased for two music retail customers that filed for bankruptcy protection during the year and an additional customer that had ceased further payments due to deterioration in its business.
     Any sales directly to home users are prepaid and schools submit purchase orders for purchases. The Company records a monthly accrual for potential non-payments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes.
     Sales returns and allowance reserve. SmartMusic teacher subscriptions automatically renew at the end of their subscription period. Notices of renewal are sent to the teacher in advance and an invoice is sent upon the renewal date. A reserve is booked for those subscriptions that automatically renew and are subsequently cancelled due to teacher relocation, teacher cancellation or non-payment of accounts. The reserve represents 100% of all unpaid invoices for SmartMusic subscriptions which are more than six months overdue and which have had no activity in the preceding six months. The reserve is then evaluated quarterly to determine if any adjustments are necessary.

     Inventory valuation. Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed. Inventory is reviewed for obsolescence when the inventory is no longer used in a current build cycle. The amount of obsolescence is determined at that time as follows: 50% of the cost of stock on hand is reserved in the year immediately following inclusion in a build cycle and 100% is reserved in the second year following inclusion in a build cycle.
     Prepaid licensing reserves. Our business requires licensing rights to certain technologies and songs that are used in our product. Many publishers require advance payments in order to license their property, which we record as prepaid royalties. We periodically analyze the prepayments to estimate the likelihood that we will fully realize the value of the advance royalties on each song. A reserve is recorded and evaluated for the prepaid royalty asset to estimate the amount that may not be realized.
     Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing SmartMusic products and individual song titles to be included as repertoire with the SmartMusic product. Upon release of a song, we amortize the costs over the estimated life of the song, not to exceed three years. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred.
     Post contract support. We account for software maintenance in accordance with AICPA SOP 97-2, Software Revenue Recognition which states that revenue for post contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license and the cost of providing PCS during the arrangement is insignificant. However the estimated related costs are accrued in the same period that the sales price is recognized. We provide unlimited, free telephone and email technical support to our customers and, therefore, accrue an estimated cost of future support in the period of sale.
     Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We utilize an analysis of the public market value of our stock to assess whether the asset’s carrying value is fully recoverable. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by assets of the company, the risks associated with those cash flows and the discount rate to be utilized. If actual results are not consistent with our assumptions, we may be required to record a goodwill impairment charge.
     Deferred tax assets. We have U.S. net operating loss carry-forwards of approximately $20.8 million, and tax credits of approximately $875,000. The losses and tax credits are carried forward for Federal and state corporate income taxes and may be used to reduce future taxes. At December 31, 2006, we had net deferred tax assets totaling approximately $9.1 million. However, since we currently could not conclude that this net asset is more likely than not to be realized we have recorded a valuation allowance for its full amount.
Results of Operations
     The following table summarizes key operating information for the years ended December 31, 2006, and 2005.

		12 Months Ended December 31,
	2006	2005	Incr (Decr)%
	(In $ thousands)		(In $ thousands)
Notation revenue	$10,267	$9,740	$527	5%
SmartMusic revenue	2,164	1,567	597	38%
Other revenue	547	510	37	7%

Net revenue	12,978	11,817	1,161	10%
Cost of revenues	1,847	2,185	(338)	-15%

Gross profit	11,131	9,632	1,499	16%
Percentage of net sales	86%	82%

Development expenses	3,474	3,279	195	6%
Selling and marketing expense	4,114	3,882	232	6%
General and administrative expense	3,388	3,000	388	13%

Total operating expense	10,976	10,161	815	8%

Operating income (loss)	155	(529)	684	129%
Other income (expense)	109	32	77	241%

Net income (loss) before taxes	$264	$(497)	$761	153%
Income tax provision	(9)	(1)	(8)	800%

Net income (loss)	$255	$(498)	$753	151%

Year ended December 31, 2006, compared to the year ended December 31, 2005
     Net revenue. Net revenue increased 10% from $11,817,000 in 2005 to 12,978,000 in 2006.
     Notation revenue increased $527,000 from the prior year to $10,267,000 for the year ended December 31, 2006 primarily due to the strong performance of Finale 2007 which began shipping in August 2006. This release of the Finale software has proven to be the best selling in our history in terms of both upgrades and new product sales, surpassing even the record release for Finale 2006
     The increase in SmartMusic revenue reflects the growth of the SmartMusic subscription system that was originally launched in 2001. SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic revenue for the year ended December 31, 2006, was $2,164,000, an increase of $597,000, or 38%, over the year ended December 31, 2005. Total unearned SmartMusic subscription revenue (deferred revenue) was 1,094,000 as of December 31, 2006, an increase of $259,000, or 31%, over the balance at December 31, 2005. We are currently focusing specific marketing activities in this area and anticipate continued growth in the number of subscriptions in the future.
     SmartMusic subscriptions have shown sustained growth since its launch. More than 5,850 schools have purchased SmartMusic, an increase of 30% over the 4,500 schools that had purchased it as of December 31, 2005 and the program currently represents 18,660 subscriptions. The school and association sponsored subscription program grew to over 35,570 subscriptions as of December 31, 2006, and individual subscriptions grew to 2,470. Total SmartMusic subscription count was approximately 56,700 as of December 31, 2006, an increase of 24% compared to 45,600 as of December 31, 2005.

     Starting late in 2006, we began actively promoting the 2007 availability of SmartMusic 10.0 and SmartMusic Impact ™, a web-based service that is being designed to manage student assignments, recordings and grades while documenting the progress of each student. SmartMusic 10.0 and SmartMusic Impact™ are expected to be released sometime in the first half of 2007. We are demonstrating these products as the Company’s complete solution for music educators at major education conferences and clinics. An accelerated rate of SmartMusic subscriptions is anticipated starting in the fall of 2007 with back to school teacher purchases.
     With the release of SmartMusic Impact, we will begin tracking teachers that use SmartMusic as well as the number of those teachers that are using Impact to deliver and manage student assignments (Impact teachers), and the average number of students subscriptions per Impact teacher.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2006, was $510,000, which was $149,000, or 41%, greater than revenue of $361,000 for SmartMusic accessories in the year ended December 31, 2005.
     Gross profit. Gross profit increased by $1,499,000 from $9,632,000 for the year ended December 31, 2005 to $11,131,000 for the year ended December 31, 2006 due to the increase in revenue and a higher gross margin percentage. Gross margin percentages improved 4% primarily due to the expiration of a patent-based royalty payment and completion of software amortization related to the reverse merger that occurred in 2000 which was $407,000 for the twelve months ended December, 31, 2005 and $0 for the twelve months ended December 31, 2006. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized notation, repertoire and SmartMusic software development costs and credit card fees. Gross margin as a percentage of revenue was approximately 86% and 82% for the periods ended December 31, 2006 and 2005, respectively.
     Development expense. Development expenses increased by $195,000 in 2006 to $3,474,000 but actually decreased by 1% as a percent of revenue. Development expenses consist primarily of Finale notation and SmartMusic product development as well as SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the prior year due to staff increases in order to achieve numerous product development goals. Content development expenditures of $247,000 in 2006 and $287,000 in 2005 related to additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 3 years. In addition, during 2006, $403,000 of development expenditures were capitalized related to costs to develop the SmartMusic Impact application. No development expenditures were capitalized related to SmartMusic Impact in 2005. Development expenses are expected to increase in 2007 as compared to 2006 as the Company intends to continue developing and enhancing products.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased by $232,000, or 6% in 2006 compared to 2005 but actually decreased as a percent of revenue by 1%. The increase is primarily related to increases in marketing personnel and marketing programs. Marketing expenses are expected to increase in 2007 as compared to 2006 as we plan to ramp-up promotional activities for SmartMusic 10.0 and SmartMusic Impact and strengthen marketing efforts through the introduction of a SmartMusic advocate program and establishment of SmartMusic as the standard for auditions.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by $388,000, or 13%, in 2006 compared to 2005. The increase was primarily due to $156,000 in non-cash stock-based compensation resulting from stock option expensing under SFAS 123(R), which was implemented in the first quarter of 2006 and approximately $200,000 of additional compensation related to severance costs to our former CEO and CFO. We also recorded $180,000 in bad debt expense during 2006 as a result of two music retail customers that filed for bankruptcy protection during the year and establishing a reserve for an additional customer that had ceased further payments due to deterioration in its business. Net reductions in other administrative expenses totaled approximately $148,000 in 2006.
     Interest income and expense, net. Net interest income was $93,000 for the year ended December 31, 2006, compared to $29,000 in net interest income for the year ended December 31, 2005. The increase in net interest income was due to higher interest rates and a higher average balance of cash deposited in interest-bearing accounts during the year.
     Other Income. In 2006, we recognized $14,000 in gain from the sale of investments. No such gains were recognized in 2005.
     Income tax. Due to operating losses, we recorded only the minimum taxes due for the years ended December 31, 2006 and 2005. Because the Company could not currently determine that it is more likely than not that the operating loss carry-forwards will be realized, there is no tax benefit for losses incurred reflected in the financial statements.
     Liquidity and capital resources. Cash flow from operating activities was $1,147,000 in the year ended December 31, 2006 compared to $451,000 in the year ended December 31, 2005, an increase of $696,000. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year fiscal calendar. Management expects to achieve positive annual cash flow in the foreseeable future but not, necessarily, in each quarter. If we do not meet our anticipated revenue levels due to a significantly later-than-anticipated product release or a decrease in demand for our products, management is committed to expense reductions as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing. There can be no assurances, however, that such financing will be available under attractive terms or at all.
     Cash used in investing activities was $1,199,000 in the year ended December 31, 2006, compared to $539,000 in the year ended December 31, 2005. Current year expenditures were $552,000 for purchases of property and equipment and $650,000 for capitalization of software development, primarily for SmartMusic Impact and repertoire development.
     Cash provided by financing activities was $230,000 in the year ended December 31, 2006, compared to $825,000 in the year ended December 31, 2005. The decrease in cash from financing activities in 2006 is attributable to less cash received from the exercise of stock options and warrants primarily as a result of a more stable stock price during 2006 as compared to 2005.
     As of December 31, 2006, we had cash and cash equivalents of $3,130,000 and as of December 31, 2005 the balance was $2,952,000.
     New accounting pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
Eden Prairie, Minnesota
     We have audited the accompanying consolidated balance sheets of MakeMusic, Inc. and subsidiaries, as of December 31, 2006, and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MakeMusic, Inc. and subsidiaries as of December 31, 2006, and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
     As described in Note 2 to the financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.
     /s/ McGladrey & Pullen LLP
Minneapolis, Minnesota
March 16, 2007

MakeMusic, Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,130	$2,952
Accounts receivable (net of allowance of $149 and $15 in 2006 and 2005, respectively)	1,664	1,004
Inventories	347	435
Prepaid expenses and other current assets	199	161

Total current assets	5,340	4,552

Property and equipment, net	663	323
Capitalized software products, net	954	471
Goodwill, net	3,630	3,630
Other non-current assets	39	66

Total assets	$10,626	$9,042

Liabilities and shareholders’ equity
Current liabilities:
Current portion of capital lease obligations	$10	$6
Accounts payable	507	441
Accrued compensation	1,066	681
Other accrued liabilities	254	164
Post contract support	181	181
Reserve for product returns	429	339
Current portion of deferred rent	25	20
Deferred revenue	1,199	916

Total current liabilities	3,671	2,748

Capital lease obligations, net of current portion	15	9
Deferred rent, net of current portion	96	120

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,971,229 and 3,856,654 in 2006 and 2005, respectively	40	39
Additional paid-in capital	62,896	62,459
Accumulated deficit	(56,092)	(56,347)
Other comprehensive income	0	14

Total shareholders’ equity	6,844	6,165

Total liabilities and shareholders’ equity	$10,626	$9,042

See accompanying notes.

MakeMusic, Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2006	2005
Revenues:
Notation revenue	$10,267	$9,740
SmartMusic revenue	2,164	1,567
Other revenue	547	510

NET REVENUES	12,978	11,817

COST OF REVENUES	1,847	2,185

GROSS PROFIT	11,131	9,632

OPERATING EXPENSES:
Development expenses	3,474	3,279
Selling and marketing expenses	4,114	3,882
General and administrative expenses	3,388	3,000

Total operating expenses	10,976	10,161

INCOME (LOSS) FROM OPERATIONS	155	(529)

Interest income	94	34
Interest expense	(1)	(5)
Other income, net	16	3

Income (Loss) before income tax	264	(497)
Income taxes	9	1

Net Income (Loss)	255	$(498)

Income (Loss) per common share:
Basic	0.07	(0.14)
Diluted	0.06	(0.14)

Weighted average number of common shares outstanding:
Basic	3,916,578	3,520,130
Diluted	4,551,031	3,520,130
See accompanying notes.

MakeMusic, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

	Common Stock		Additional		Accumulated Other	Shareholders’
	Total		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2004	3,419,464	$34	$61,626	($55,849)	$0	$5,811

Exercise of stock options and warrants	437,190	5	826	—	—	831

Issuance of stock, stock options and warrants for services	—	—	7	—	—	7

Comprehensive Income: Unrealized gain on marketable securities	—	—	—	—	14	14
Net loss	—	—	—	(498)	—	(498)

Balance at December 31, 2005	3,856,654	$39	$62,459	($56,347)	$14	$6,165

Exercise of stock options and warrants	114,575	1	238	—	—	239

Compensation under FAS123(R)	—	—	189	—	—	189

Issuance of stock, stock options and warrants for services	—	—	10	—	—	10

Comprehensive Income: Realized loss on marketable securities	—	—	—	—	(14)	(14)
Net Income	—	—	—	255	—	255

Balance at December 31, 2006	3,971,229	$40	$62,896	($56,092)	$0	$6,844
See accompanying notes.

MakeMusic, Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended	Year Ended
	2006	2005
Operating activities
Net Income/(loss)	$255	$(498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	0	725
Depreciation and amortization of property, equipment and capitalized software	414	325
Loss (Gain) on disposal of property and equipment	(11)	21
Issuance of options and warrants for services	199	7
Net changes in assets and liabilities:
Accounts receivable	(660)	(174)
Inventories	88	(103)
Prepaid expenses and other current assets	(33)	111
Accounts payable	66	(53)
Accrued liabilities and product returns	546	(129)
Deferred revenue	283	219

Net cash provided by operating activities	1,147	451

Net cash used in investing activities
Purchases of property and equipment	(552)	(255)
Proceeds from disposal of property and equipment	3	5
Capitalized development and other intangibles	(650)	(289)

Net cash used in investing activities	(1,199)	(539)

Net cash provided by financing activities
Proceeds from stock options and warrants exercised	239	831
Payments on long-term debt and capital leases	(9)	(6)

Net cash provided by financing activities	230	825

Net increase in cash and cash equivalents	178	737
Cash and cash equivalents, beginning of year	2,952	2,215

Cash and cash equivalents, end of year	$3,130	$2,952

Supplemental disclosure of cash flow information
Interest paid	1	5
Taxes paid	9	0
Other non-cash investment and financing activities
Equipment acquired under capital lease	29	0
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
2. Summary of Significant Accounting Policies
Consolidation
     The consolidated financial statements include the accounts of MakeMusic, Inc., or predecessors. During 2006 the Company dissolved its subsidiaries which had been inactive in 2005, and as such, there are no inter-company transactions which require elimination for the year ended December 31, 2006 and 2005.
Revenue Recognition
     Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the lives of the subscriptions. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable and any uncertainties with regard to customer acceptance are insignificant. For our bundled products, we recognize revenue based on Vendor Specific Objective Evidence (VSOE) of fair value of the individual components.
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
     Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Revenue for the years ended December 31, 2006, and 2005 include $547,000 and $510,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2006 and 2005 include $392,000 and $372,000 of shipping expense, respectively.

2. Summary of Significant Accounting Policies (Continued)
Net Income (Loss) Per Share
     For year ended December 31, 2006 basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per shares (Note 6). The dilutive affect of the additional shares for the year ended December 31, 2006 was to increase the weighted average shares outstanding by 634,453.
     For year ended December 31, 2005 basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The effect of options and warrants are excluded from diluted shares for 2005 as their effect would be anti-dilutive
Segment Reporting
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
Fair Value of Financial Instruments
     At December 31, 2006, and 2005, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities approximated their market values based on the short-term maturities of these instruments. Investments were carried at their quoted market value. At December 31, 2005 the Company had an investment in a marketable equity security with a fair value of approximately $14,000 which was included as a component of other current assets. The investment was classified as available for sale and as such, unrealized gains and losses are included in other comprehensive income. During 2006, this investment was liquidated and as of December 31, 2006, the company had no short or long terms investments.
Accounts Receivable
     Accounts receivable are recorded for all credit sales at the time the products are shipped to the customers. Credit terms for dealers and distributors are generally net 30 days and are granted on the basis of credit references and payment history. Certain large volume dealers and distributors are granted payment terms of 60 days. Schools submit purchase orders for shipments with payment due in 30 days. Sales to individuals are paid prior to shipment with a credit card or prepayment with the order. Payments not received within the agreed upon terms are considered past due.
     The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the accounts are written off against the allowance for doubtful accounts and sent to collections.

2. Summary of Significant Accounting Policies (Continued)
Inventories
     Inventories are stated at the lower of weighted average cost or market and consist of finished products and components, net of a reserve for obsolescence. The Company determines its obsolescence reserves quarterly.
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
     Costs capitalized in accordance with FAS 86 for the development of the Company’s SmartMusic Impact application, as of December31, 2006 and 2005, net of amortization and reserves were $403,000 and $0 respectively. The capitalized amount represents costs of developing the SmartMusic Impact interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable. In the years ended December 31, 2006 and 2005, the company determined that no impairment had occurred related to the SmartMusic Impact application. The Company will begin amortization of these costs when the product is released for sale.
     As of December 31, 2006, and 2005, costs capitalized for the development of the Company’s repertoire software, net of amortization and reserves were $549,000 and $464,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the selling of previous titles. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a three-year period using the straight-line method. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized repertoire development costs may not be recoverable. For the year ended December 31, 2006 and 2005, amortization was $165,000 and $159,000, respectively.
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
Patents and trademarks
     Costs associated with obtaining patents, trademarks and Internet domain names are capitalized and are included in other non-current assets on the Balance Sheet. These costs are being amortized from three to ten years depending on their estimated useful lives and are included in other assets on the balance sheet. Costs of maintaining patents and trademarks after acquisition are expensed as incurred.
Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.
Leases
     Leases are capitalized in accordance with FASB Statement 13, Accounting for Leases, which specifies that in a lease that transfers the benefits and risks inherent in the ownership of property to the lessee, the lessee should account for the lease as the acquisition of an asset and the incurrence of a liability. The Company includes capital lease assets in its property and equipment and records the liabilities as capital lease obligations on the balance sheet.
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
Stock-Based Compensation
     The Company currently offers a stock based compensation plan to its employees, board members and consultants. This plan is administered by the compensation committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 6 for additional information related to the Company’s stock based compensation plans.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for incentive stock option grants in accordance with APB

2. Summary of Significant Accounting Policies (Continued)
Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. Under the modified prospective approach, SFAS 123(R)
applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123(R) on January 1, 2006, for the twelve months ended December 31, 2006, the Company’s income before taxes and net income decreased $189,000 related to stock compensation expense.
     Generally, the Company would receive a tax deduction for nonqualified stock option exercises during the period when the options are exercised for the excess of the market price when the options are exercised over the grant prices of the options. Prior to adoption of SFAS 123(R), these tax benefits would have been reported as operating cash flows in the Company’s consolidated statements of cash flows. Under SFAS 123(R), the Company is required to present these tax benefits as financing cash flows. The Company had no reported tax benefits related to stock compensation expense prior to the implementation of SFAS 123(R) on January 1, 2006.
     During the first year of implementation of SFAS 123(R), the Company is required to choose a method to calculate the pool of windfall tax benefits. The pool represents the differences between book and tax treatment related to stock compensation prior to the implementation of SFAS 123(R). The FASB has allowed two methods which Company’s can use to calculate their pool as denoted in FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The methods offered by the FASB are the long-form method and the short-cut method. After evaluating both methods, the Company elected the short-cut method for calculating the pool of windfall tax benefits.
     The following table illustrates the proforma effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R), for the twelve month period ended December 31, 2005 (in thousands except per share amounts).

Year Ended
December 31,
2005
(In thousands)
Net loss:
Net loss as reported	$(498)
Stock-based compensation under FAS 123	(135)

Proforma net loss	$(633)

Basic and diluted loss per share:
As reported	$(0.14)
Pro forma	$(0.18)

2. Summary of Significant Accounting Policies (Continued)
Stock Options
     The Company uses the Black-Scholes and Binomial Lattice option pricing models for service based and market based options, respectively, to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	December 31,	December 31,
	2006	2005
Black-Scholes Model:
Risk-free interest rate	3.2%	3.4%
Expected life, in years	3.7	3.4
Expected volatility	87.43%	80.07%
Dividend yield	0.00%	0.00%

Binomial Model:
Risk-free interest rate	3.64%	—
Expected life, in years	6.0	—
Expected volatility	136.18%	—
Dividend yield	0.00%	—
     Expected volatility is based on the historical volatility of the Company’s share price in the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Use of Estimates
     Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.
Advertising and Promotion
     Product costs for promotional samples are classified in the statement of operations as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $959,000 and $825,000 for the years ended December 31, 2006 and 2005, respectively.
Deferred Rent
     Rent expense is recognized on a straight line basis over the term of the lease. The difference between rent expense recognized on the straight line basis and rent actually paid under the terms of the lease agreement is recorded as a deferred rent liability in the accompanying balance sheet.

2. Summary of Significant Accounting Policies (Continued)
Reclassifications
     Certain amounts in the 2005 statement of operations and notes to the consolidated financial statements have been reclassified to conform with the 2006 presentation.
3. New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending on or before November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006. As a result of this adoption the Company has reduced its accrual for audit fees by $50,000 in 2006.
Inventories
Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)
Components	$330	$407
Finished goods	146	95
Reserve for obsolescence	(129)	(67)

	$347	$435

4. Supplemental Balance Sheet Information (Continued)
Property and Equipment
Property and equipment consists of the following:

	December 31,
	2006	2005
	(In thousands)
Computer equipment and software	$2,614	$2,118
Office furniture and other	404	355

	3,018	2,473
Less accumulated depreciation	(2,355)	(2,150)

	$663	$323

     Depreciation expense for years ended December 31, 2006 and 2005 was $238,763 and $155,602 respectively.
     The Company has financed some of its equipment through capital lease contracts. Leased property and equipment includes $29,000 and $30,000 of gross assets held as capital leases which had accumulated depreciation of $5,000 and $26,000 as of December 31, 2006, and 2005, respectively.
Capitalized Software Products
     Capitalized software products are as follows:

	December 31,
	2006	2005
	(In thousands)
Software translation	$125	$125
SmartMusic website	461	461
Impact development	403	0
Repertoire development	1,209	960

	2,198	1,546
Less accumulated depreciation and amortization	(1,244)	(1,075)

	$954	$471

     Amortization expense related to the capitalized software was $165,000 and $159,000 for the years ended December 31, 2006, and 2005, respectively. Of the remaining $954,000 in capitalized software, $740,000 is for Impact and repertoire development in progress that has not yet been released into a current product. When the content that is currently in development is released into current product from time to time, these additional amounts will also be amortized over three years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2007 Amortization	$274
2008 Amortization	349
2009 Amortization	249
2010 Amortization	82

$954

4. Supplemental Balance Sheet Information (Continued)
Goodwill
     Goodwill of $3,630,000, net of amortization prior to the adoption of FAS 142, resulted from the reverse merger of Net4Music S.A. with Coda in 2000. On an annual basis, the Company analyzes the value of goodwill by comparing the Company’s market value to its book equity to determine if any impairment has occurred. The analyses completed for the years ending December 31, 2006, and 2005 indicated no impairment had occurred in either year.
Other intangible Assets
     Other intangible assets are as follows:

	December 31,
	2006	2005
	(In thousands)
Distributor/dealer network	$1,440	$1,440
Software products	2,304	2,304
Customer lists	780	780

Total gross value	4,524	4,524
Less accumulated amortization	(4,524)	(4,524)

	$0	$0

     The Company has removed all references in its advertising and literature to Coda Music Technologies or the Coda division of MakeMusic. Therefore, the Coda Trade Name intangible asset was deemed to have no future value and the remaining unamortized balance of $78,000 was written off during the year ended December 31, 2004.
     Amortization expense related to the intangible assets was $0 and $725,000 in the years ended December 31, 2006, and 2005, respectively. As of December 31, 2005, other intangible assets were fully amortized.
Other Non-current Assets
     Other non-current assets, net, consist of the following:

	December 31,
	2006	2005
	(In thousands)
Patents and trademarks	$28	$34
Prepaid royalties	11	32

	$39	$66

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

4. Supplemental Balance Sheet Information (Continued)

	December 31,
	2006	2005
	(In thousands)
Deferred SmartMusic subscription revenue	$1,094	$836
Deposits	68	73
Deferred notation revenue	37	7

	$1,199	$916

Other Accrued Liabilities
     Other accrued liabilities are composed of accrued compensation, accrued royalties, and other miscellaneous accrued liabilities. The company had the following accrued liabilities:

	December 31,
	2006	2005
	(In thousands)
Accrued royalties	22	34
Other	232	130

	$254	$164

5. Shareholders’ Equity
Stock Options and Warrants
     The Company has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 950,000 shares of its common stock may be issued to its key employees and directors. The options generally may not exceed 10 years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company’s previous stock option plan (the 1992 Plan) expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. All options vest over periods of up to six years and were granted at prices that must be at least equal to the stock’s fair market value at the grant date. There were 641,485 options outstanding under the 2003 plan and 30,010 options outstanding under the 1992 plan as of December 31, 2006.
     The following table represents stock option activity for the twelve months ended December 31, 2006:

			Weighted	Weighted
	Shares		Average	Average
	Reserved for	Plan	Exercise	Remaining
	Grant	Options	Price	Contract Life
Outstanding at December 31, 2005	16,675	712,473	$3.96
Granted	(42,000)	42,000	$7.33
Expired	—	(20,900)	$16.79
Cancelled	34,144	(34,144)	$3.82
Exercised	—	(27,934)	$3.18
Authorized	200,000	0	—

Outstanding at December 31, 2006	208,819	671,495	$3.81	4.0 Years

Outstanding exercisable at December 31, 2006	—	316,939	$3.95	3.5 Years

5. Shareholders’ Equity (Continued)
     The weighted-average fair value of options granted during 2006 and 2005 (computed using the Black-Scholes method) was $4.27 and $1.86, respectively.
     The following summarizes information about stock options outstanding at December 31, 2006:

			Options Outstanding		Options Exercisable
			Weighted
			Remaining	Weighted		Weighted
Range of Exercise Prices		Number	Contractual Life	Exercise	Number	Exercise
From	to	Outstanding	(in Years)	Price	Outstanding	Price

$2.27 to	$2.27	265,003	3.52	$2.27	122,204	$2.27
$2.27 to	$3.50	134,229	3.37	$2.55	100,667	$2.50
$3.51 to	$10.00	231,053	5.20	$4.44	67,108	$4.21
$10.01 to	$20.00	33,410	3.26	$10.58	19,160	$10.78
$20.01 to	$35.00	7,800	0.20	$29.87	7,800	$29.87

Total		671,495	4.02	$3.81	316,939	$3.95
     In August 2001, the Company issued 6,500 options to purchase common stock at $7.50 to third parties in exchange for advisory and promotional services. Of these options, 4,000 vested immediately and the remaining 2,500 shares vest over 60 months as advisory services are received. In connection with these issuances the Company has recognized expenses of $270 and $682, for 2006 and 2005, respectively. As the remaining options vest the Company will recognize additional expenses.
     At December 31, 2006 the aggregate intrinsic value of options outstanding was $1,780,000, and the aggregate intrinsic value of options exercisable was $911,000. Total intrinsic value of options exercised was $73,000 for the twelve months ended December 31, 2006. At December 31, 2006 there was $168,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.95 years.
     In October 2001, the Company issued warrants to purchase 15,000 shares of common stock at $6.60 to a third party in exchange for advisory and promotional services. The warrants vest over 60 months. During 2006 and 2005, the Company has recognized expenses in the amount of $10,866 and $6,683, respectively, in relation to the vested portion of warrants.
     There were no new warrants issued during 2006 or 2005. Total warrants of 629,228, at a weighted average exercise price of $2.91, are outstanding at December 31, 2006, all of which are exercisable. The warrants expire as follows:

2008 – 599,145
2010 – 15,083
2011 – 15,000

6. Commitments
Capital Lease Obligations
     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2007	$10
2008	10
2009	6

Total minimum lease payments	26
Less amount representing interest	1

Present value of net minimum lease payments	25
Less current portion	10

Long-term portion	$15

Operating Leases
     The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments under these leases as of December 31, 2006, are as follows (in thousands):

2007	$185
2008	186
2009	190
2010	192
2011	48

Total	$801

     Rent expense, including common area maintenance expense for the years ended December 31, 2006, and 2005 was $280,000 and $302,000, respectively.
7. 401(k) Savings Plan
     The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2006 or 2005.

8. Income Taxes
     The tax effects of temporary differences for 2006 and 2005 at an assumed effective annual rate of 36% and 38% (combined Federal rate and state tax rate), respectively, are shown in the following table:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$7,472	$8,113
Research and development credits	875	736
Inventory	47	26
Depreciation and amortization	116	115
Deferred revenue	407	348
Software development and prepaid royalties	89	90
Accrued expenses	390	350
Accounts receivable	53	6
Valuation allowance for deferred tax assets	(9,066)	(9,567)

Net deferred tax assets	$383	217
Deferred tax liabilities:
Software development costs	383	217

Net deferred taxes	$—	$—

     Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of the net deferred tax assets and has provided a valuation allowance against all of the net deferred tax assets.
     A reconciliation of the income tax benefit computed using the U.S. statutory rate (34%) to the effective income tax expense included in the statement of operations is as follows:

	December 31,
	2006	2005
	(In thousands)
Income tax expense computed at the statutory rate	$90	$(169)
State tax expense, net of calculated Federal income tax effects	5	(21)
Change in deferred tax rate	463	—
Prior year change in NOL’s carryforward	28	—
Prior Year and Current Year R&D Credits	(139)	—
Change in Valuation Allowance	(501)	174
Permanent differences	56	17
Other	7	—

Income tax expense	$9	$1

8. Income Taxes (Continued)
Net Operating Losses
     At December 31, 2006, the Company had net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates (in thousands):

		Research and
	Net Operating Loss	Development Credits
2007	0	13
2008	0	72
2009	1,576	90
2010	2,128	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,472	36
2020	4,414	–
2021	3,037	72
2022	1,375	116
2023	2,056	72
2024	0	91
2025	0	68
2026	0	71

	$20,756	$875

     Section 382 of the Internal Revenue Code restricts the annual utilization of these NOLs incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available to the Company. The Company has yet to determine whether any limitation on these NOLs exists at December 31, 2006.
9. Litigation
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
10. Segment and Geographic Data
     The Company operates in one industry segment: the design, development, support and marketing of application solutions to music educators, music-makers and the music publishing industry. The Company provides the technologies, products and services to optimize the entire music-maker supply chain.

10. Segment and Geographic Data (Continued)
     The geographic distribution of the Company’s revenues and long-lived assets are summarized in the following table:

	December 31,
	2006	2005
	(In thousands)
Net sales:
North America	$10,740	$9,370
Europe	1,165	1,102
Other foreign countries	1,073	1,345

	$12,978	$11,817

Long-lived assets:
North America	$5,286	$4,490
11. Liquidity
     Net cash provided by operating activities was $1,148,000 for the year ended December 31, 2006, compared to $451,000 provided by operating activities for the year ended December 31, 2005. The Company expects to continue to generate positive operating cash flow in the foreseeable future, but not necessarily every quarter. If the Company does not meet its anticipated revenue levels due to a significantly later-than-anticipated notation product release or a decrease in demand for its products, management is committed to expense reductions in sales, marketing and other areas as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset such a decrease in revenue, the Company may have to seek additional financing. There can be no assurances that such financing will be available on attractive terms or at all.

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
ITEM 8B. OTHER INFORMATION
     All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported; however, on February 15, 2007, the Board adopted a compensation plan for directors who are not employees or representatives of more than 5% holders of the Company’s stock (the “Eligible Directors”). The plan provides for director fees in the amount of $3,000 per quarter and an additional $2,000 per quarter for serving as chair of any of the Board committees. In addition, each Eligible Director received a four-year option to purchase 4,000 shares of the Company’s common stock. The full text of the plan is set forth in Exhibit 10.18 to this form 10-KSB and is incorporated by reference herein. Additionally, an employment agreement was executed on February 26, 2007 between the Company and Ron Raup, President and Chief Operating Officer. The full text of the agreement is set forth in Exhibit 10.1 to our 8-K filed March 1, 2007 and is incorporated by reference herein.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The names and ages of the executive officers of the Company and their positions and offices presently held are as follows:

Name	Age	Position
John W. Paulson	58	Chief Executive Officer
Ronald B. Raup	56	President and Chief Operating Officer
Karen L. VanDerBosch	43	Chief Financial Officer and Treasurer
     John W. Paulson, founder of MakeMusic, has served as a Company director, Chairman and CEO from 1990 to 2000 and continues to serve as CEO and a director. From 1982 to 1990, Mr. Paulson was Chairman and CEO of Springboard Software, Inc., a publicly held company he founded to develop and market educational consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer and has performed as a professional musician for more than 10 years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants, the Wenger Corporation and the St. Paul Chamber Orchestra.
     Ronald B. Raup, has served as our President and Chief Operating Officer and director since October 2006. Prior to then Mr. Raup served as Chief Marketing Officer from September 2005 until October 2006, and as a member of our Board of Directors from September 2004 until September 2005. Mr. Raup most recently served as Vice President of Brook Mays Music Company, the largest full-line music products retailer in North America. Prior to Brook Mays, Mr. Raup was employed by MakeMusic where he served as President and Chief Operating Officer from 1995 until 1999. Before that, Mr. Raup was Senior Vice President of Marketing and Sales at Yamaha Corporation of America, the largest music products company in the world. He also served on Yamaha’s Board of Directors. Mr. Raup has served on various industry boards including the International Association of Music Merchants.
     Karen L. VanDerBosch, joined the Company as Chief Financial Officer and Treasurer in December 2006. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc.
     Additional information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” that appear in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 10. EXECUTIVE COMPENSATION
     The information required by this Item 10 is contained in the section entitled “Executive Compensation” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 11 regarding security ownership of certain holders is contained in sections entitled “Principal Shareholders” and “Management Shareholdings” that appear in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
     The following table provides information concerning the Company’s equity compensation plans as of December 31, 2006.

			Number of securities remaining
			available for future issuance
	Number of securities to be	Weighted average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options.	outstanding options.	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	671,495	$4.02	208,819

Totals	671,495	$4.02	208,819
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 12 contained in the section entitled “Certain Transactions and Business Relationships” that appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 13. EXHIBITS
     See “Exhibit Index” immediately following the certifications to this Form 10-KSB for a description of the documents that are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is contained in the section entitled “Independent Registered Public Accounting Firm, Audit Fees” that appears in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic, Inc.
Dated: March 15, 2007	By:	/s/ John W. Paulson
John W. Paulson, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
(Power of Attorney)
     Each person whose signature appears below constitutes and appoints John W. Paulson and Karen L. VanDerBosch as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ John W. Paulson

John W. Paulson, Chief Executive Officer and Director	March 15, 2007

/s/ Ronald B. Raup

Ronal B. Raup, President, Chief Operating Officer and Director	March 15, 2007

/s/ Karen L. VanDerBosch

Karen L. VanDerBosch, Chief Financial Officer	March 15, 2007

/s/ Jeffrey A. Koch

Jeffrey A. Koch, Chairman of the Board, Director	March 15, 2007

/s/ Graham Richmond

Graham Richmond, Director	March 15, 2007

/s/ Michael R. Skinner

Michael R. Skinner, Director	March 15, 2007

/s/ Lawrence M. Morton

Lawrence M. Morton, Director	March 15, 2007

/s/ Keith A. Fenhaus

Keith A. Fenhaus, Director	March 15, 2007

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2006 FISCAL YEAR

Exhibit
Number	Description

3.1	Restated Articles of Incorporation as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

3.2	Bylaws as amended — incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

10.1	License Agreement dated June 10, 1992, between the Registrant and Carnegie Mellon University, including Amendments 1 and 2—incorporated by reference to Exhibit 10.11 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.2	License Agreement dated December 31, 1992, between the Registrant and Wenger Corporation—incorporated by reference to Exhibit 10.12 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.3*	Form of Nonqualified Stock Option Agreement for Options Granted Outside the 1992 Stock Option Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Form SB-2 Registration Statement, Reg. No. 33-92212C

10.4	Amendment No. 3 to License Agreement between the Registrant and Carnegie Mellon University dated August 28, 1996 — incorporated by reference to Exhibit 10.1 to the Registrant’s 10-QSB for the quarter ended September 30, 1996

10.5	Amendment No. 4 to License Agreement between the Registrant and Carnegie Mellon University dated December 30, 1998 — incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-KSB for the year ended December 31, 1998

10.6*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.7	MakeMusic, Inc. 2003 warrant for private placement at $3.20 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.8	MakeMusic, Inc. 2003 warrant for private placement at $0.50 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders – incorporated by reference to exhibit 10.16 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.9*	MakeMusic, Inc. 2003 Equity Incentive Plan, as amended – incorporated by reference to exhibit 10.17 to the Registrant’s Form 10-KSB for the year ended December 31, 2003

10.10*	Employment Agreement dated June 9, 2004, between the Registrant and William R. Wolff – incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed on May 18, 2006

10.11*	Board Compensation Plan effective January 23, 2006 – incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-KSB for the year ended December 31, 2005

10.12*	Form of Incentive Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

Exhibit
Number	Description

10.13*	Form of Nonqualified Stock Option Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.14*	Form of Restricted Stock Agreement under the MakeMusic! 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.15*	Separation Agreement of Alan Shuler – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2006

10.16*	Separation Agreement and Release with William R. Wolff – incorporated by reference to the Registrant’s Form 8-K filed on December 19, 2006

10.17*	Employment Agreement dated February 26, 2007, between the Registrant and Ronald B Raup – incorporated by reference to the Registrant’s Form 8-K filed on March 1, 2007

10.18*	Board Compensation Plan effective February 15, 2007 – filed herewith

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm

24	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.