Form 10QSB
period 2007-03-31
MAKEMUSIC, INC.
filed 2007-05-03
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
     Yes ☐ No ☑
          As of April 30, 2007 there were 4,088,272 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars)

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$3,223	$3,130
Accounts receivable (net of allowance of $153 and $149 in 2007 and 2006, respectively)	1,454	1,664
Inventories	318	347
Prepaid expenses and other current assets	142	199

Total current assets	5,137	5,340

Property and equipment, net	659	663
Capitalized software products, net	1,050	954
Goodwill, net	3,630	3,630
Other non-current assets	32	39

Total assets	10,508	10,626

Liabilities and shareholders’ equity
Current liabilities:
Current portion of capital lease obligations	10	10
Accounts payable	151	507
Accrued compensation	814	1,066
Other accrued liabilities	297	254
Post contract support	181	181
Reserve for product returns	524	429
Current portion of deferred rent	24	25
Deferred revenue	1,259	1,199

Total current liabilities	3,260	3,671

Capital lease obligations, net of current portion	13	15
Deferred rent, net of current portion	91	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 4,072,647 and 3,971,229 in 2007 and 2006, respectively	41	40
Additional paid-in capital	63,359	62,896
Accumulated deficit	(56,256)	(56,092)

Total shareholders’ equity	7,144	6,844

Total liabilities and shareholders’ equity	$10,508	$10,626

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months
	Ended March 31,
	2007	2006
Notation Revenue	2,553	2,507
Smart Music Revenue	588	470
Other Revenue	130	111

NET REVENUE	3,271	3,088

COST OF REVENUES	397	418

GROSS PROFIT	2,874	2,670

OPERATING EXPENSES:
Development expenses	978	888
Selling and marketing expenses	1,090	1,180
General and administrative expenses	1,001	925

Total operating expenses	3,069	2,993

LOSS FROM OPERATIONS	(195)	(323)

Interest Income	33	19
Interest Expense	(1)	—
Other income (expense), net	(1)	1

Net loss before income tax	(164)	(303)

Income tax	0	6

Net loss	(164)	(309)

Loss per common share:
Basic	(0.04)	(0.08)
Diluted	(0.04)	(0.08)

Weighted average common shares outstanding:
Basic	4,040,150	3,888,106
Diluted	4,040,150	3,888,106
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months
	Ended March 31,
	2007	2006

Operating activities
Net loss	(164)	(309)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and capitalized software	104	79
Issuance of options and warrants for services	104	93
Net change in assets and liabilities:
Accounts receivable	210	(148)
Inventories	29	47
Prepaid expenses and other current assets	63	11
Accounts payable	(356)	(251)
Accrued liabilities and product returns	(120)	80
Deferred revenue	61	65

Net cash used in operating activities	(69)	(333)

Net cash used in investing activities
Purchases of property & equipment	(68)	(292)
Capitalized development and other intangibles	(126)	(59)

Net cash used in investing activities	(194)	(351)

Net cash provided by financing activities
Proceeds from stock options & warrants exercised	358	120
Payments on long-term debt and capital leases	(2)	(2)

Net cash provided by financing activities	356	118

Net increase (decrease) in cash and cash equivalents	93	(566)
Cash and cash equivalents, beginning of period	3,130	2,952

Cash and cash equivalents, end of period	3,223	2,386

Supplemental disclosure of cash flow information
Interest paid	1	0
Income taxes paid	0	6
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Certain amounts as presented in the 2006 financial statements, as previously reported, have been reclassified to conform to the 2007 presentation, with no effect on net loss or net loss per share.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2007 and 2006 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months
	Ended March 31,
	2007	2006
Weighted-average common shares outstanding	4,040,150	3,888,106
Dilutive effect of stock options and warrants	0	0
Equivalent average common shares outstanding – diluted	4,050,150	3,888,106

The effect of options and warrants are excluded for the three month periods ended March 31, 2007 and 2006 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We did not record a provision for income tax in the three months ended March 31, 2007 and 2006 as the provision was offset by a reduction in the deferred tax asset valuation allowance. The only income tax expense recorded in the three months ended March 31, 2007 and 2006 was for minimum state and federal income tax payments. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2007 and 2006.

During the quarter we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed our review of uncertain tax positions and have recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption on FIN 48 did not have an effect on the net loss for the quarter ending March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of March 31, 2007, the company has recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

The following table summarizes the effect on our deferred tax asset for uncertain tax positions which the company has taken:

	January 1,	FIN 48	March 31,
	2007	Reserve	2007
	(In thousands)
Deferred tax assets:
Beginning Balance January 1, 2007 Deferred Tax Asset	$9,066	($2,962)	$6,104
Valuation allowance for deferred tax assets	($9,066)	$2,962	($6,104)

Ending balance March 31st, 2007 Deferred Tax Asset	$0	$0	$0

As of March 31, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2007 are 2003-2006.

Note 4	Stock-Based Compensation. We currently offer a stock-based compensation plan to our employees, directors and consultants. These plans are administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for additional information related to our stock based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2007 and 2006, we recognized $102,000 and $89,000 respectively of expense related to stock based compensation.

Stock Options
We use the Black-Scholes and Binomial Lattice option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2007	2006
Black-Scholes Model:
Risk-free interest rate	3.8%	3.2%
Expected life, in years	3.3	3.8
Expected volatility	87.20%	87.73%
Dividend yield	0.00%	0.00%

Binomial Model:
Risk-free interest rate	2.14%	3.63%
Expected life, in years	4.0	6.02%
Expected volatility	123.48%	136.33%
Dividend yield	0.00%	0.00%
Expected volatility is based on the historical volatility of our share price in the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table represents stock option activity for the three months ended March 31, 2007:

	Shares		Weighted
	Reserved for		Average
	Grant	Plan Options	Exercise Price
Outstanding at December 31, 2006	208,819	671,495	$3.81

Granted	(231,333)	231,333	$5.97
Expired	—	(4,000)	$25.00
Cancelled	112,505	(112,505)	$4.15
Exercised	—	(101,417)	$3.54

Outstanding at March 31, 2007	89,991	684,906	$4.40

Outstanding Exercisable at March 31, 2007	—	248,053	$4.59

At March 31, 2007 the aggregate intrinsic value of options outstanding was $1,369,000, and the aggregate intrinsic value of options exercisable was $730,000. Total intrinsic value of options exercised was $245,000 for the three months ended March 31, 2007.
At March 31, 2007 there was $749,031 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.27 years.

Note 5	Material Contingencies.

None

Note 6	New and Pending Accounting Pronouncements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We are currently evaluating the impact of adopting FASB Statement 157 on our financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. This statement is effective as of the beginning of the first fiscal year which begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007 provided the company has also elected to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the impact of adopting FASB Statement 159 on our financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Executive Overview
     Our mission is to enhance and transform the experience of making, teaching and learning music and we intend to achieve significant growth as a worldwide leader in music education software. Among our leading products are SmartMusic®, a complete music education software for band, jazz band, orchestra and choir and Finale® music notation software.
     The first quarter of 2007 resulted in continued sales growth for both SmartMusic and Finale products and overall, a 6% increase over first quarter 2006 net revenue was achieved. Gross margin percentages improved in the first quarter of 2007 to 88% from 86% in the first quarter of 2006. Operating expenses increased 3% in the first quarter of 2007, primarily due to stock-based compensation expenses, increased audit fees and consultant costs related to management’s assessment of internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act and the adoption of FIN48. As a result of the factors mentioned, net loss in the first quarter of 2007 was $164,000, compared to a net loss of $309,000 for the same period last year.
     For more than fifteen years, Finale has been a best-selling music notation software. It has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for their students. We have traditionally derived revenue through the development, marketing and sales of our notation software products. Sales of these products continue to grow through regular upgrade releases, extension into a family of notation products with reduced features and appropriate pricing to appeal to new market segments and distribution channels and natural renewal in the education market.
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
     The SmartMusic assessment and recording features allow real-time feedback for students of all ages. These features allow music educators the ability to create SmartMusic assignments and have students submit an assessment of their assignment complete with a recording of the performance. Students see their assessment scores immediately and are motivated to improve their performance prior to submitting the assignment. Similarly students can make as many recordings of their performance as desired prior to submitting their assignments. This combined feedback helps students improve on their own and understand how they are progressing.
     SmartMusic is becoming a very important part of our business with recurring revenue from the subscription-based model that leverages our relationships with music educators and their students. We continue to fine-tune the model to ensure strong acceptance of the SmartMusic subscription service and have experienced consistent annual increases in subscriptions and revenue.
     We released SmartMusic 10.0 in April of this year. Offering full support of core curriculum titles for band, jazz ensemble, orchestra and choir – as well as pre-authored assignments for every title – SmartMusic 10.0 represents a complete solution for music educators.
     SmartMusic 10.0 also includes SmartMusic Impact™, a web-based service designed to manage student assignments, grades and recordings while documenting the progress of each student. The introduction of SmartMusic 10.0 and SmartMusic Impact in 2007 will provide music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic 10.0 will provide access to an ever increasing library of band, and orchestra literature. Each title includes individual part assignments authored by respected educators thereby providing music teachers a time saving solution for preparing selections for the next public performance. SmartMusic Impact will enable teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teachers SmartMusic Impact gradebook.
     With the release of SmartMusic Impact in 2007, we will begin tracking teachers that use SmartMusic as well as the percentage of those teachers that are using Impact to deliver and manage student assignments (Impact teachers), and the average number of students each Impact teacher has.
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
     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.
Results of Operations
     The following table summarizes key operating information for the three months ended March 31, 2007 and 2006.

	3 Months Ended March 31,
				%
	2007	2006	Incr (Decr)	change
	(In $ thousands)		(In $ thousands)
Notation revenue	$2,553	$2,507	$46	2%
SmartMusic revenue	588	470	118	25%
Other revenue	130	111	19	17%

Net revenue	3,271	3,088	183	6%
Cost of revenues	397	418	(21)	-5%

Gross profit	2,874	2,670	204	8%
Percentage of net sales	88%	86%

Development expenses	978	888	90	10%
Selling and marketing expense	1,090	1,180	(90)	-8%
General and administrative expense	1,001	925	76	8%

Total operating expense	3,069	2,993	76	3%

Operating loss	(195)	(323)	128	40%
Other income (expense)	31	20	10	48%

Net loss before taxes	(164)	(303)	138	46%
Income tax provision	0	(6)	7	-100%

Net loss	($164)	($309)	$145	47%

For the three-month period ended March 31, 2007 compared to the three-month periods ended March 31, 2006.
     Net Revenues. Notation revenue increased by $46,000 to $2,553,000 when comparing the three-month period ended March 31, 2007 and 2006. The increase in revenue during the quarter is primarily due to the release of Allegro® 2007 during the quarter as well as the release of Finale Songwriter™ which was released late in 2006.
     Revenue for SmartMusic continues to grow. SmartMusic revenue increased by $118,000, or 25%, to $588,000 in the quarter ended March 31, 2007 compared to the same quarter in 2006. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $481,000 in the quarter ended March 31, 2007, a 33% increase over subscription revenue of $361,000 during the same quarter in 2006. As disclosed in our Annual Report on Form 10-K, we were anticipating the release of SmartMusic 10.0 and SmartMusic Impact in early 2007. We released these products in April and expect that they will result in continued growth in revenue.
     As of March 31, 2007 we had 59,961 active SmartMusic subscriptions, a 26% increase over the 47,600 active subscriptions as of March 31, 2006. Total schools using SmartMusic reached 6,085 during the first quarter of 2007 compared to 4,960 as of March 31, 2006. The combination of students sponsored by schools and individuals sponsored by associations grew to 37,946 compared to 29,552 as of March 31, 2006.
     Deferred SmartMusic subscription revenue increased $204,000, or 23%, to $1,100,000 when comparing the quarters ended March 31, 2007 and 2006. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. The annualized SmartMusic subscription revenue run rate (excludes accessories) was $1,928,000 as of March 31, 2007, a 43% increase over an annualized run rate of $1,345,000 as of March 31, 2006. The annual run rate does not include forecasts of new customers or cancellation or expiration of existing subscriptions, but gives an estimate of the annual SmartMusic revenue from subscriptions assuming we maintain current subscription levels.
     Gross Profit. Gross profit in the quarter ended March 31, 2007 increased by $204,000 to $2,874,000 compared to the quarter ended March 31, 2006. The increase in gross profit for the three months ended March 31, 2007 is a result of the increase in revenues and lower repertoire development amortization as a result of the expiration of previously amortized repertoire. Repertoire development amortization as a percentage of revenue was 5% for the current quarter as compared to 7% for the same quarter last year. We expect amortization related to repertoire and other capitalized development to increase as we continue to add additional products and repertoire to SmartMusic. Gross margin as a percentage of sales improved to 88% from 86% in the three months ended March 31, 2007 and 2006, respectively.
     Development Expenses. Development expenses increased 10% to $978,000 when comparing the quarters ended March 31, 2007 and 2006. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products as well as SmartMusic repertoire development, business systems and quality assurance. The increase in development expense is due primarily to increased costs related to expanded SmartMusic repertoire development and increased business systems costs in support of SmartMusic Impact. These costs were offset in part by the capitalization of approximately $50,000 of software development expense related to the SmartMusic Impact product released in April of this year. Total capitalization related to development costs, was $50,000 and $0 in the three months ended March 31, 2007 and 2006, respectively. We anticipate increased development costs as we continue to expand the repertoire included in SmartMusic.
     Sales and Marketing Expenses. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses decreased 8% to $1,090,000 in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease in expenses is primarily due to the timing of product promotions when compared to the previous year. We anticipate sales and marketing expenses to increase as we promote our newly released SmartMusic 10.0 and SmartMusic Impact as well as our expected summer release of Finale 2008.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased 8% to $1,001,000 during the first quarter of 2007 compared to the same period of 2006. General and administrative costs increased primarily as a result of an increase in our annual audit fees. We also incurred increased consulting expenses as a result of Sarbanes Oxley 404 implementation and the adoption of FIN48.
     Net Loss from Operations. Net loss from operations decreased to $195,000 for the three months ended March 31, 2007 compared to a net loss from operations of $323,000 in the three months ended March 31, 2006. The improvement in operating performance in the first quarter was due mainly to the continued strong performance of our SmartMusic product and lower repertoire amortization offset in part by the increased general and administrative costs noted above, when compared to the same period last year.
     Net Loss. Net loss in the first quarter of 2007 decreased to $165,000, or $0.04 per basic and diluted share, compared to net loss of $309,000, or $0.08 per basic and diluted share, in the first quarter of 2006. The decrease in net loss during the first quarter was due mainly to the same factors noted above in “Net Loss from Operations”.
     Liquidity and Capital Resources. Net cash used by operating activities was $69,000 for the quarter ended March 31, 2007, compared to $333,000 cash used by operating activities in the quarter ended March 31, 2006. The improvement in cash used in first quarter of 2007 compared to the same period in 2006 is primarily the result of our reduction in net loss and improvement in working capital items during the three months ended March 31, 2007 and 2006, respectively.
     Net cash used in investing activities was $194,000 for the quarter ended March 31, 2007, compared to $351,000 cash used in investing activities for the comparable quarter of 2006. The reduction is primarily due to implementation of the Great Plains system in 2006 partially offset by increased capitalized development costs in support of SmartMusic Impact in 2007.
     Net Cash provided by financing activities increased from $118,000 in the first quarter of 2006 to $357,000 in the first quarter of 2007. This increase is due to stock options exercised during the quarter.
     Cash and cash equivalents as of March 31, 2007 was $3,223,000 compared to $2,386,000 as of March 31, 2006. We have significantly improved our operating cash flow over the last few years. With the increase in revenue and higher margins in the first quarter of 2007, we have been able to make improvements to our operating cash flow compared to the comparable periods of 2006. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale, which typically occur in the third or fourth quarter and school budget cycles.
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

Item 3. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to our expectation that our existing product platforms and strategic partnerships will create manageable growth opportunities; that Finale and SmartMusic will facilitate the continued improvement of our market share in the industry; management’s intentions with respect to tracking teachers using SmartMusic and Impact; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; our plans to enter new geographic markets and develop new products; and our expectation that development costs and sales and marketing expenses may increase in connecting with the promotion of new products. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to our possible need for and ability to obtain additional capital; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; our ability to successfully track teachers using our products;, our ability to successfully identify, establish and maintain new strategic relationships that will allow us to enter new geographic markets; our dependence upon new product development effort; our dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of MakeMusic’s SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition MakeMusic faces; the rapid technological changes and obsolescence in software industry; MakeMusic’s dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in MakeMusic’s reports to the Securities and Exchange Commission (including its Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. MakeMusic undertakes no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
Board of Directors Compensation Plan. As previously disclosed on our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, on February 15, 2007, the Board adopted a compensation plan for directors who are not employees or representatives of more than 5% holders of the Company’s stock (the “Eligible Directors”). The plan provides for director fees in the amount of $3,000 per quarter and an additional $2,000 per quarter for serving as chair of any of the Board committees. In addition, each Eligible Director received a four-year option to purchase 4,000 shares of the Company’s common stock. The full text of the plan is set forth in Exhibit 10.18 to our Annual Report on Form 10-KSB and is incorporated by reference herein.
Stock Option Plans. On March 15, 2007, the Board of Directors approved an amendment to the form of incentive stock option agreement and form of non-qualified option agreement, which provides that in the event of the termination of an employee’s relationship with MakeMusic in connection with a change of control event, all unvested shares of stock subject to the option grant will immediately vest. All new grants and currently outstanding grants that were issued prior to the adoption of this amendment are subject to the new change in control language. The Forms of Agreement are attached to this Quarterly Report on Form 10-QSB as Exhibit 10.3 and 10.4 and are incorporated by reference herein.
Item 6. Exhibits.
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007	MAKEMUSIC, INC.

	By:	/s/ John W. Paulson

John W. Paulson, Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch

Karen L.VanDerBosch, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Form 10-QSB
Three months ended March 31, 2007

Exhibit No.	Description

3.1	Bylaws as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 19, 2007.

10.1	Employment agreement of Ronald B. Raup dated February 26, 2007 - incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2007.

10.2	Board Compensation Plan effective February 15, 2007 — incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

10.3*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan

10.4*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.