Form 10QSB
period 2007-06-30
MAKEMUSIC, INC.
filed 2007-08-03
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
     Yes ☐ No ☑
     As of June 30, 2007 there were 4,119,522 shares of Common Stock outstanding.
     Transitional Small Business Disclosure Format (check one):
     Yes ☐ No ☑

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$3,084	$3,130
Accounts receivable (net of allowance of $126 and $149 in 2007 and 2006, respectively)	957	1,664
Inventories	397	347
Prepaid expenses and other current assets	113	199

Total current assets	4,551	5,340

Property and equipment, net	819	663
Capitalized software products, net	1,127	954
Goodwill, net	3,630	3,630
Other non-current assets	25	39

Total assets	10,152	10,626

Liabilities and shareholders’ equity
Current liabilities:
Current portion of capital lease obligations	55	10
Accounts payable	231	507
Accrued compensation	1,001	1,066
Other accrued liabilities	64	254
Post contract support	181	181
Reserve for product returns	507	429
Current portion of deferred rent	26	25
Deferred revenue	1,199	1,199

Total current liabilities	3,264	3,671

Capital lease obligations, net of current portion	161	15
Deferred rent, net of current portion	82	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 4,119,522 and 3,971,229 in 2007 and 2006, respectively	41	40
Additional paid-in capital	63,565	62,896
Accumulated deficit	(56,961)	(56,092)

Total shareholders’ equity	6,645	6,844

Total liabilities and shareholders’ equity	$10,152	$10,626

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Notation Revenue	1,748	1,598	4,302	4,104
Smart Music Revenue	571	472	1,158	938
Other Revenue	84	77	214	193

NET REVENUE	2,403	2,147	5,674	5,235

COST OF REVENUES	410	349	807	767

GROSS PROFIT	1,993	1,798	4,867	4,468

OPERATING EXPENSES:
Development expenses	1,026	834	2,004	1,722
Selling and marketing expenses	871	857	1,961	2,037
General and administrative expenses	826	853	1,827	1,778

Total operating expenses	2,723	2,544	5,792	5,537

LOSS FROM OPERATIONS	(730)	(746)	(925)	(1,069)

Interest Income	33	32	66	51
Interest Expense	(8)	0	(9)	0
Other income (expense)	0	0	0	1

Net loss before income tax	(705)	(714)	(868)	(1,017)

Income tax	0	0	1	7

Net Loss	(705)	(714)	(869)	(1,024)

Loss per common share:
Basic	(0.17)	(0.18)	(0.22)	(0.26)
Diluted	(0.17)	(0.18)	(0.22)	(0.26)

Weighted average common shares outstanding:

Basic	4,109,392	3,910,490	4,074,962	3,899,360
Diluted	4,109,392	3,910,490	4,074,962	3,899,360
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	6 Months Ended
	June	June
	2007	2006
Operating activities
Net loss	(869)	(1,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and capitalized software	289	173
Issuance of options and warrants for services	161	171
Net change in assets and liabilities:
Accounts receivable	707	176
Inventories	(50)	126
Prepaid expenses and other assets	97	43
Accounts payable	(277)	(226)
Accrued liabilities and product returns	(189)	89
Deferred revenue	0	29

Net cash used in operating activities	(131)	(443)

Net cash used in investing activities
Purchases of property & equipment	(107)	(396)
Capitalized software and other intangibles	(305)	(217)

Net cash used in investing activities	(412)	(613)

Net cash provided by financing activities
Proceeds from stock options & warrants exercised	509	121
Payments on long-term debt and capital leases	(12)	(3)

Net cash provided by financing activities	497	118

Net decrease in cash and cash equivalents	(46)	(938)
Cash and cash equivalents, beginning of period	3,130	2,952

Cash and cash equivalents, end of period	3,084	2,014

Supplemental disclosure of cash flow information
Interest paid	8	0
Income taxes paid	0	7
Other non-cash investment and financing activities
Equipment acquired under capital lease	203	0
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-KSB.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and six months ended June 30, 2007 and 2006 respectively, in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Weighted-average common shares outstanding	4,109,392	3,910,490	4,074,962	3,899,360
Dilutive effect of stock options and warrants	—	—	—	—
Equivalent average common shares outstanding – diluted	4,109,392	3,910,490	4,074,962	3,899,360
The effect of options and warrants are excluded for the three- and six-month periods ended June 30, 2007 and 2006 because the effect is anti-dilutive.
Note 3	Income Tax Expense. We did not record a provision for income tax in the three and six month periods ended June 30, 2007 and 2006 due to the fact that we recorded a net loss for those periods and the benefit was offset by an increase in the deferred tax valuation allowance. The only income tax expense recorded during the three and six months ended June 30, 2007 and 2006 was for minimum state and federal income tax payments. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2007 and 2006.

On January 1, 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed our review of uncertain tax positions and have recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption of FIN 48 did not have an effect on the net loss for the three- or six-month periods ended June 30, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of June 30, 2007, we have recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

The following table summarizes the effect on our deferred tax asset for uncertain tax positions which we have taken:

	January 1,	FIN 48	June 30,
	2007	Reserve	2007
		(In thousands)
Deferred tax assets:
Beginning Balance January 1, 2007 Deferred Tax Asset	$9,066	$(2,962)	$6,104
Valuation allowance for deferred tax assets	$(9,066)	$2,962	$(6,104)

Ending balance June 30th, 2007 Deferred Tax Asset	$0	$0	$0
As of June 30, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of June 30, 2007 are 2003-2006.
Note 4	Stock-Based Compensation. We currently offer a stock-based compensation plan to our employees, directors and consultants. The Compensation Committee of the Board of Directors administers these plans, and determines the persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for additional information related to our stock based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2007 and 2006, we recognized $64,000 and $75,000, respectively, and for the six months ended June 30, 2007 and 2006, we recognized $167,000 and $165,000, respectively, of expense related to stock-based compensation.

Stock Options
We use the Black-Scholes and Binomial Lattice option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30	June 30,
	2007	2006
Black-Scholes Model:
Risk-free interest rate	3.8%	3.2%
Expected life, in years	3.3	3.8
Expected volatility	87.2%	87.7%
Dividend yield	0.0%	0.0%

Binomial Model:
Risk-free interest rate	2.1%	3.6%
Expected life, in years	4.0	6.0
Expected volatility	123.5%	136.3%
Dividend yield	0.00%	0.0%
Expected volatility is based on the historical volatility of our share price in the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised, which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table represents stock option activity for the six months ended June 30, 2007:

			Weighted
	Shares		Average
	Reserved		Exercise
	for Grant	Plan Options	Price
Outstanding at December 31, 2006	208,819	671,495	$3.81

Granted	(231,333)	231,333	$5.97
Expired		(7,802)	$29.87
Cancelled	112,505	(112,505)	$4.15
Exercised		(101,417)	$3.54
Outstanding at June 30, 2007	89,991	681,104	$4.23

Outstanding Exercisable at June 30, 2007	—	245,163	$3.60

At June 30, 2007 the aggregate intrinsic value of options outstanding was $1,318,000, and the aggregate intrinsic value of options exercisable was $709,000. Total intrinsic value of options exercised was $245,000 for the six months ended June 30, 2007.
At June 30, 2007 there was $497,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.24 years.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Executive Overview
     Our mission is to enhance and transform the experience of making, teaching and learning music and we intend to achieve significant growth as a worldwide leader in music education software. Among our leading products are SmartMusic®, a complete music education software for band, jazz band, orchestra and choir, and Finale® music notation software.
     The first half of 2007 resulted in continued sales growth for both SmartMusic and Finale products and, overall, an 8% increase over first half 2006 net revenue was achieved. Gross margin percentages improved in the first half of 2007 to 86% from 85% in the first half of 2006. Operating expenses increased 5% in the first half of 2007, primarily due to development expenses related to the implementation of SmartMusic 10.0 and SmartMusic Impact™ and consultant costs related to management’s assessment of internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act and the adoption of FIN48. As a result of the factors mentioned, net loss in the first half of 2007 was $867,000 compared to a net loss of $1,017,000 for the same period last year.
     For more than fifteen years, Finale has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for his or her students. We have traditionally derived revenue through the development, marketing and sales of our notation software products. Sales of these products continue to grow through regular upgrade releases, extension into a family of notation products with reduced features and appropriate pricing to appeal to new market segments and distribution channels and natural renewal in the education market.
     SmartMusic is a complete, interactive, computer-based practice system for woodwind, string and brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice – following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments, more than 50,000 exercises, over 200 large ensemble titles and the ability to receive and submit assignments received from their instructor.
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
     We released SmartMusic 10.0 in April of this year. Offering titles for band, and jazz ensemble and in the future, orchestra and choir – as well as pre-authored assignments for every title – SmartMusic 10.0 will represent a complete solution for music educators.
     SmartMusic 10.0 also includes SmartMusic Impact™, a web-based service designed to manage student assignments, grades and recordings while documenting the progress of each student. The introduction of SmartMusic 10.0 and SmartMusic Impact in 2007 is providing music educators and students with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic 10.0 will provide access to an ever increasing library of band, and orchestra literature. Each title includes individual part assignments authored by respected educators thereby providing music teachers a time saving solution for preparing selections for the next public performance. SmartMusic Impact will enable teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teachers’ SmartMusic Impact Gradebook. We will continue to increase our investment in repertoire development to have the content music educators require in their band programs and build a persuasive band solution. Significant choral and orchestra titles will then be added.
     We will begin to implement a direct sales strategy for SmartMusic where school district level pricing and site licenses will be introduced. Our sales staff and related marketing efforts will be expanded to support this initiative.
     As of June 30, 2007, MakeMusic had 61,028 active SmartMusic subscriptions, a 24% increase over the 49,182 active subscriptions as of June 30, 2006. Total schools using SmartMusic reached 6,205 as of June 30, 2007 compared to 5,178 as of June 30, 2006. Additionally, with the release of SmartMusic 10.0 and SmartMusic Impact in April 2007, we will begin tracking and reporting Impact Teachers. Impact Teachers are teachers using SmartMusic 10.0 who have issued assignments to 50 or more students. As of June 30, 2007, there were 26 Impact Teachers and the average number of student subscriptions per Impact Teacher was 29.
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
Results of Operations
     The following table summarizes key operating information for the three and six months ended June 30, 2007 and 2006.

	3 Months Ended June 30,				6 Months Ended June 30,
	2007	2006	Incr (Decr)%		2007	2006	Incr (Decr)%
	(In $ thousands)
Notation revenue	$1,748	$1,598	$150	9%	$4,302	$4,104	$198	5%
SmartMusic revenue	571	472	99	21%	1,158	938	220	23%
Other revenue	84	77	7	9%	214	193	21	11%

Net revenue	2,403	2,147	256	12%	5,674	5,235	439	8%
Cost of revenues	410	349	61	17%	807	767	40	5%

Gross profit	1,993	1,798	195	11%	4,867	4,468	399	9%
Percentage of net sales	83%	84%			86%	85%

Development expenses	1,026	834	192	23%	2,004	1,722	282	16%
Selling and marketing expense	871	857	14	2%	1,961	2,037	(76)	(4)%
General and administrative expense	826	853	(27)	(3)%	1,827	1,778	49	3%

Total operating expense	2,723	2,544	179	7%	5,792	5,537	255	5%

Operating loss	(730)	(746)	16	2%	(925)	(1,069)	144	13%
Other income	25	32	(7)	(22)%	57	52	6	12%

Net loss before taxes	$(705)	$(714)	$9	1%	$(868)	$(1,017)	$150	15%
Income tax provision	0	0	0	0%	1	(7)	7	n/a

Net loss	$(705)	$(714)	$9	1%	$(869)	$(1,024)	$157	15%

Comparison of the three-month and six-month periods ended June 30, 2007 to the three-month and six-month periods ended June 30, 2006
     Net Revenues. Notation revenue increased by $150,000 to $1,748,000 when comparing the three-month periods ended June 30, 2007 and 2006 and increased by $198,000 to $4,302,000 when comparing the six-month periods ended June 30, 2007 and 2006. The increases in revenue during the three- and six-month periods are primarily due to the release of Allegro® 2007 during the first half of 2007 as well as stronger results from PrintMusic 2007 when compared to the same periods last year.
     Revenue for SmartMusic continues to grow. SmartMusic revenue increased by $99,000, or 21%, to $571,000 in the three months ended June 30, 2007 over the revenue for the same period in 2006. Revenue for the six-month period ended June 30, 2007 increased by $220,000, or 23%, compared to the first six months in 2006. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $456,000 for the three months ended June 30, 2007, a 19% increase over subscription revenue of $382,000 during the same period in 2006. Subscription revenue was $941,000 for the six months ended June 30, 2007, a 27% increase over subscription revenue of $743,000 during the same period in 2006. As disclosed in our Annual Report on Form 10-KSB, we were anticipating the release of SmartMusic 10.0 and SmartMusic Impact in early 2007. We released these products in April and expect that they will result in continued growth in revenue beginning in fall of 2007 with back-to-school teacher purchases. As of June 30, 2007, we had 61,028 active SmartMusic subscriptions, a 24% increase over the 49,182 active subscriptions as of June 30, 2006. Total schools using SmartMusic reached 6,205 as of June 30, 2007 compared to 5,178 as of June 30, 2006. The combination of students sponsored by schools and individuals sponsored by associations grew to 38,661 as of June 30, 2007 compared to 30,700 as of June 30, 2006.
     Deferred SmartMusic subscription revenue increased $158,000, or 19%, to $988,000 when comparing the six-month periods ended June 30, 2007 and 2006. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. The annualized SmartMusic subscription revenue run rate (which excludes accessories) was $1,962,000 as of June 30, 2007. The annual run rate does not include forecasts of new customers or cancellation or expiration of existing subscriptions, but gives an estimate of the annual SmartMusic revenue from subscriptions assuming we maintain current subscription levels.
     Gross Profit. Gross profit for the three-month period ended June 30, 2007 increased by $195,000 to $1,993,000 compared to the three months ended June 30, 2006, and improved by $399,000 to $4,867,000 in the six months ended June 30, 2007 compared to the same period in 2006. The increase in gross profit for the three and six months ended June 30, 2007 is due to the increase in revenues and a slightly higher gross margin percentage. During the three months ended June 30, 2007, we incurred higher amortization costs for repertoire and SmartMusic Impact development due to the product being released in April, 2007. This increase in amortization caused our gross margin percentage during the three-month period ended June 30, 2007 to decrease to 84% from 86% when compared to the same period last year. The increase in development expenses during the second quarter was not enough to offset the lower amortization costs during the first quarter when no amortization was recorded as the product was released in April, 2007. As a result, our gross margin percentage for the six months ended June 30, 2007 increased to 86% from 85% during the same period last year. We expect amortization related to repertoire and other capitalized development to increase as we continue to add additional methods and repertoire to SmartMusic.
     Development Expenses. Development expenses increased 23% to $1,026,000 and 16% to $2,004,000 when comparing the three and six months ended June 30, 2007 and 2006, respectively. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products as well as SmartMusic repertoire development, business systems and quality assurance. The increase in development expense is due primarily to increased costs related to expanded SmartMusic repertoire development and increased business systems costs in support of SmartMusic

Impact. These costs were offset in part by the capitalization of software development expense during the three and six months periods ended June 30, 2007. This software development expense related to the SmartMusic Impact product released in April of this year. Total capitalization related to development costs increased $25,000 and $75,000 during the three and six months ended June 30, 2007, respectively, over the same periods in 2006. We anticipate increased development costs as we continue to expand the methods and repertoire included in SmartMusic.
     Sales and Marketing Expenses. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 2% to $871,000 and decreased 4% to $1,961,000 in the three and six months ended June 30, 2007 when compared to the same periods last year. The decrease in expenses is primarily due to the timing of product promotions when compared to the previous year. We anticipate sales and marketing expenses to increase due to the promotion of our newly released SmartMusic 10.0 and SmartMusic Impact, implementation of a direct sales strategy for SmartMusic where we will introduce school district level pricing and site licenses, and increases in our direct sales staff to focus on district sales. Additionally, we expect marketing expenses to increase as we promote our July 2, 2007 release of Finale 2008.
     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses decreased 3% to $826,000 and increased 3% to $1,827,000 in the three and six months ended June 30, 2007, respectively, when compared to the same periods last year. General and administrative costs decreased during the second quarter when compared to the same period last year primarily as a result of a reduction in our bad debt accrual partially offset by an increase in consulting expenses for our Sarbanes Oxley 404 implementation. Costs increased, however, during the first six months of 2007 when compared to the same period of 2006 as a result of consulting expenses for our Sarbanes Oxley 404 implementation and the adoption of FIN48.
     Net Loss from Operations. Net loss from operations improved to $730,000 for the three months ended June 30, 2007 compared to a net loss from operations of $746,000 in the three months ended June 30, 2006. Net loss from operations improved to $925,000 in the six months ended June 30, 2007 compared to a loss of $1,069,000 in the six months ended June 30, 2006. The improvement in operating performance during the three and six months ended June 30, 2007 was due mainly to increased sales of both our Finale and SmartMusic products when compared to the same periods last year.
     Net Loss. Net loss in the second quarter of 2007 decreased to $705,000, or $0.17 per basic and diluted share, compared to a loss of $714,000, or $0.18 per basic and diluted share, in the second quarter of 2006. Net loss in the first six months of 2007 decreased to $869,000, or $0.22 per basic and diluted share, compared to $1,024,000, or $0.26 per basic and diluted share, in the first six months of 2006. The decrease in net loss during the first quarter was due mainly to the same factors noted above in “Net Loss from Operations”.
Liquidity and Capital Resources
     Our primary liquidity and capital requirements have been for development expenses for maintenance and expansion of our products, as well as expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from financing activities and cash from operations.
     Net cash used in operating activities was $62,000 for the quarter ended June 30, 2007, compared to $110,000 cash used in operating activities in the quarter ended June 30, 2006. During the six-month period ended June 30, 2007, we used $131,000 of cash in operating activities compared to $443,000 of cash in the comparable period of 2006. The improvements in cash used in 2007 compared to the same periods in 2006 are primarily a result of the reduction in net loss for the periods and significantly improved cash collections resulting in reduced accounts receivable.
     Net cash used in investing activities was $218,000 for the quarter ended June 30, 2007, compared to $262,000 cash used in investing activities in the quarter ended June 30, 2006. During the six-month period ended June 30, 2007, we used $412,000 of cash in investing activities compared to $613,000 of cash in the comparable period of 2006. The reduction is primarily due to implementation of a new accounting system in 2006 partially offset by the purchase of a new telephone system and increased capitalized development costs in support of SmartMusic Impact in 2007.

     Net cash provided from financing activities was $141,000 for the quarter ended June 30, 2007, compared to $0 cash provided from financing activities in the quarter ended June 30, 2006. During the six-month period ended June 30, 2007, we received $497,000 of cash from financing activities compared to $118,000 of cash in the comparable period of 2006. This increase is due to stock options and warrants exercised during the three- and six-month periods ended June 30, 2007.
     Cash and cash equivalents as of June 30, 2007 was $3,084,000 compared to $2,014,000 as of June 30, 2006. We have significantly improved our operating cash flow over the last few years. With the increase in revenue and higher margins in the first half of 2007, we have been able to make improvements to our operating cash flow compared to the comparable periods of 2006. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale (which typically occur in the third or fourth quarter) and school budget and purchasing cycles.
     If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. If expense reductions do not offset a decrease in revenue, we may have to seek additional debt or equity financing. However, management believes that we currently have sufficient cash to finance operations for the foreseeable future.

Item 3. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectation that our Finale and SmartMusic will facilitate the continued improvement of our market share in the industry; our expectation that the release of SmartMusic 10.0 and SmartMusic Impact will result in continued revenue growth beginning in fall of 2007; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; our plans to enter new geographic markets and develop new products; our expectation that development costs and sales and marketing expenses may increase in connection with the promotion of new products and expansion to a direct sales staff for SmartMusic district sales and our belief that cash flows will remain sufficient to finance operations. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to our possible need for and ability to obtain additional capital; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; our ability to successfully identify, establish and maintain new strategic relationships that will allow us to enter new geographic markets; our dependence upon new product development efforts; our dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of MakeMusic’s SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition MakeMusic faces; the rapid technological changes and obsolescence in software industry; MakeMusic’s dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in MakeMusic’s reports to the Securities and Exchange Commission (including its Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. MakeMusic undertakes no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the exercise of warrants by two warrant holders on April 16, 2007 and April 19, 2007, an aggregate of 46,875 shares were sold at $3.20 per share. For these transactions, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of the Company’s shareholders was held on Wednesday, May 23, 2007.
(b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The following persons were elected directors of MakeMusic to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified: Jeffrey A. Koch, receiving 3,448,562 votes for with 49,458 votes withheld; John W. Paulson, receiving 3,483,684 votes for with 14,336 votes withheld; Keith A. Fenhaus, receiving 3,442,462 votes for with 55,558 votes withheld; Lawrence M. Morton, receiving 3,388,162 votes for with 109,858 votes withheld; Ronald B. Raup, receiving 3,483,684 votes for with 14,336 votes withheld; Graham Richmond, receiving 3,441,762 votes for with 56,258 votes withheld; and Michael Skinner, receiving 3,442,462 votes for with 55,558 votes withheld.
(c) At the annual meeting, a proposal to ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2007 was approved by a vote of 3,490,573 shares in favor, with 5,887 shares opposed and 1,560 shares abstaining.
(d) At the annual meeting, sufficient proxies were not received for the proposal to approve voting rights for shares held by LaunchEquity Acquisition Partners, LLC – Education Partners (“LEAP”) that represent 20% or more of MakeMusic’s outstanding common stock. The meeting was adjourned until 3:30 pm on Wednesday, July 18, 2007 to provide additional time for the receipt of proxies. At the reconvened meeting, the proposal was approved by 60.9% of the outstanding shares entitled to vote, including shares held by LEAP, and by 51.4% of the outstanding shares entitled to vote, excluding shares held by LEAP. Including LEAP, the voting results were 2,482,151 shares in favor, with 147,498 shares opposed and 35,706 shares abstaining and 972,281 broker non-votes. Excluding LEAP, the voting results were 1,680,155 shares in favor, 147,498 shares opposed, 35,706 shares abstaining and 972,281 broker non-votes.
Item 5. Other Information

None
Item 6. Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007	MAKEMUSIC, INC.
	By:	/s/ John W. Paulson
John W. Paulson, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Chief Financial Officer)

EXHIBIT INDEX
Form 10-QSB
The quarterly period ended June 30, 2007

Exhibit No.	Description

3.1*	Bylaws as amended and corrected.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.