Form 10QSB
period 2007-09-30
MAKEMUSIC, INC.
filed 2007-11-09
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
if Changed Since Last Report)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 31, 2007 there were 4,148,047 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except for share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash	$4,094	$3,130
Accounts receivable (net of allowance of $29 and $149 as of September 30, 2007 and December 31, 2006, respectively)	1,483	1,664
Inventories	370	347
Prepaid expenses and other current assets	135	199

Total current assets	6,082	5,340

Property and equipment, net	787	663
Capitalized software products, net	1,253	954
Goodwill, net	3,630	3,630
Other non-current assets	35	39

Total assets	11,787	10,626

Liabilities and shareholders’ equity
Current liabilities:
Current portion of capital lease obligations	56	10
Accounts payable	486	507
Accrued compensation	1,020	1,066
Other accrued liabilities	159	254
Post contract support	181	181
Reserve for product returns	330	429
Current portion of deferred rent	26	25
Deferred revenue	1,484	1,199

Total current liabilities	3,742	3,671

Capital lease obligations, net of current portion	147	15
Deferred rent, net of current portion	76	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 4,148,047 and 3,971,229 as of September 30, 2007 and December 31, 2006, respectively	41	40
Additional paid-in capital	63,712	62,896
Accumulated deficit	(55,931)	(56,092)

Total shareholders’ equity	7,822	6,844

Total liabilities and shareholders’ equity	$11,787	$10,626

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Notation Revenue	3,514	3,208	7,816	7,312
Smart Music Revenue	822	621	1,980	1,558
Other Revenue	285	196	499	389

NET REVENUE	4,621	4,025	10,295	9,259

COST OF REVENUES	737	540	1,544	1,307

GROSS PROFIT	3,884	3,485	8,751	7,952

OPERATING EXPENSES:
Development expenses	1,012	901	3,017	2,623
Selling and marketing expenses	1,054	1,051	3,014	3,088
General and administrative expenses	815	720	2,642	2,497

Total operating expenses	2,881	2,672	8,673	8,208

INCOME/(LOSS) FROM OPERATIONS	1,003	813	78	(256)

Interest Income	33	17	99	68
Interest Expense	(4)	0	(13)	0
Other income (expense), net	(1)	14	(1)	16

Net income/(loss) before income tax	1,031	844	163	(172)

Income tax	(1)	(1)	(2)	(9)

Net Income/(Loss)	1,030	843	161	(181)

Income/(Loss) per common share:
Basic	0.25	0.22	0.04	(0.05)
Diluted	0.22	0.19	0.04	(0.05)

Weighted average common shares outstanding:

Basic	4,134,706	3,913,251	4,095,096	3,904,041
Diluted	4,597,155	4,411,458	4,537,427	3,904,041
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	9 Months Ended
	September	September
	2007	2006
Operating activities
Net income (loss)	161	(181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	462	299
Issuance of options and warrants for services	247	239
Net change in assets and liabilities:
Accounts receivable	181	(488)
Inventories	(23)	51
Prepaid expenses and other assets	68	66
Accounts payable	(21)	(164)
Accrued liabilities and product returns	(259)	327
Deferred revenue	285	157

Net cash provided by operating activities	1,101	306

Net cash used in investing activities
Purchases of property & equipment	(172)	(463)
Capitalized software and other intangibles	(510)	(389)

Net cash used in investing activities	(682)	(852)

Net cash provided by financing activities
Proceeds from stock options & warrants exercised	570	134
Payments on long-term debt and capital leases	(25)	(16)

Net cash provided by financing activities	545	118

Net increase (decrease) in cash	964	(428)
Cash, beginning of period	3,130	2,952

Cash, end of period	4,094	2,524

Supplemental disclosure of cash flow information
Interest paid	13	0
Income taxes paid	2	9
Other non-cash investment and financing activities
Equipment acquired under capital lease	203	29
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-KSB.

Note 2	Net Income/(Loss) Per Share. Net income/(loss) per share was calculated by dividing the net income/(loss) by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three and nine months ended September 30, 2007 and 2006 respectively, in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Weighted-average common shares outstanding	4,134,706	3,913,251	4,095,096	3,904,041
Dilutive effect of stock options and warrants	462,449	498,207	442,331	—
Equivalent average common shares outstanding – diluted	4,597,155	4,411,458	4,537,427	3,904,041

The effect of options and warrants are excluded for nine-month period ended September 30, 2006 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We did not record a provision for income tax in the three- and nine-month periods ended September 30, 2007 and 2006 as the provision is offset by a reduction in the deferred tax valuation allowance. The only income tax expense recorded during the three and nine months ended September 30, 2007 and 2006 was for minimum state income tax payments. Due to the uncertainty regarding the realization of our deferred income tax assets and specifically net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2007 and 2006.

On January 1, 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We completed our review of uncertain tax positions during the quarter ended March 31, 2007 and recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance, the adoption of FIN 48 did not have an effect on net income for the three- or nine-month periods ended September 30, 2007 and no adjustment was made to opening retained earnings.

Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of September 30, 2007, we have recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

The following table summarizes the effect on our deferred tax asset for uncertain tax positions which we have taken:

	January 1,	FIN 48	September 30,
	2007	Reserve	2007
		(In thousands)
Deferred tax assets:
Beginning Balance January 1, 2007 Deferred Tax Asset	$9,066	$(2,962)	$6,104
Valuation allowance for deferred tax assets	$(9,066)	$2,962	$(6,104)

Ending balance September 30, 2007 Deferred Tax Asset	$0	$0	$0

As of September 30, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of September 30, 2007 are 2003-2006.

Note 4	Stock-Based Compensation. We currently offer a stock-based compensation plan to our employees, directors and consultants. The Compensation Committee of the Board of Directors administers these plans, and determines the persons eligible to receive awards and the number of shares and/or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for additional information related to our stock-based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2007 and 2006, we recognized $86,000 and $66,000, respectively, and for the nine months ended September 30, 2007 and 2006, we recognized $247,000 and $231,000, respectively, of expense related to stock-based compensation.

Stock Options

During 2006 and 2007 we used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30	September 30,
	2007	2006
Risk-free interest rate	4.6%	3.2%
Expected life, in years	2.6	3.8
Expected volatility	78.8%	87.7%
Dividend yield	0.0%	0.0%

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

The following table represents stock option activity for the nine months ended September 30, 2007:

			Weighted
	Shares		Average
	Reserved	Plan	Exercise
	for Grant	Options	Price
Outstanding at December 31, 2006	208,819	671,495	$3.81

Granted	(263,833)	263,833	$6.03
Expired		(7,800)	$29.87
Cancelled	112,505	(112,505)	$4.15
Exercised		(101,917)	$3.53

Outstanding at September 30, 2007	57,491	713,106	$4.33

Outstanding Exercisable at September 30, 2007	—	287,365	$3.45

At September 30, 2007 the aggregate intrinsic value of options outstanding was $2,113,000, and the aggregate intrinsic value of options exercisable was $1,165,000. Total intrinsic value of options exercised was $360,000 for the nine months ended September 30, 2007.

At September 30, 2007 there was $471,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.24 years.

Warrants

At September 30, 2007 there were a total of 554,328 warrants to purchase common stock outstanding at a weighted average exercise price of $2.92; the warrants expire between 2008 and 2011.

Note 5	New and Pending Accounting Pronouncements.

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

Note 6	Subsequent Event.

On November 2, 2007, LaunchEquity Acquisition Partners, LLC – Education Partners acquired 312,500 shares of common stock of the Company pursuant to the exercise of a warrant at an exercise price of $3.20. The Company received a total of $1,000,000 in connection with this warrant exercise.

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
     For more than nineteen years, Finale has transformed the process by which composers, arrangers, musicians, teachers, students and publishers create, edit, audition, print and publish musical scores. In the world of music software, Finale is the equivalent of Adobe® PageMaker® or Adobe® Illustrator® – it is what musicians use for page layout of sheet music. An additional feature of Finale is its ability to create SmartMusic files so that an educator/composer can create customized practice assignments for his or her students. We have traditionally derived revenue through the sales of our notation software products, which continue to grow through regular upgrade releases, extension into a suite of notation products with reduced features and appropriate pricing to appeal to new market segments and distribution channels and natural renewal in the education market.
     We launched Finale 2008 on July 2, 2007. This was one month earlier than last year’s launch of Finale 2007 which occurred in August 2006 and the earlier launch resulted in stronger third quarter notation sales for 2007 as compared to 2006. Sales growth occurred in our other notation products with both Allegro and SongWriter experiencing revenue increases over the prior year as well.
     SmartMusic is a complete, interactive, computer-based practice system for woodwind, string and brass players and vocalists. SmartMusic enhances and transforms the process of practicing music by accompanying musicians and students while they practice – following their spontaneous tempo changes like a human accompanist. SmartMusic is a complete teaching and learning tool for band, orchestra and choir. Offered through subscription, SmartMusic gives musicians access to a library of more than 30,000 professionally performed and recorded accompaniments, more than 50,000 exercises, over 400 large ensemble titles and the ability to receive and submit assignments received from their instructor.
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
     We released SmartMusic 10.0 in April of this year. Offering titles for band, and jazz ensemble and in the future, orchestra and choir as well as pre-authored assignments for every title, SmartMusic 10.0 represents a complete solution for music educators.
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
Results of Operations
     The following table summarizes key operating information for the three and nine months ended September 30, 2007 and 2006.

	3 Months Ended September 30,				9 Months Ended September 30,
			Incr				Incr
	2007	2006	(Decr)%		2007	2006	(Decr)%
				(In $ thousands)
Notation revenue	$3,514	$3,208	$306	10%	$7,816	$7,312	$504	7%
SmartMusic revenue	822	621	201	32%	1,980	1,558	422	27%
Other revenue	285	196	89	45%	499	389	110	28%

Net revenue	4,621	4,025	596	15%	10,295	9,259	1,036	11%
Cost of revenues	737	540	197	37%	1,544	1,307	237	18%

Gross profit	3,884	3,485	399	11%	8,751	7,952	799	10%
Percentage of net sales	84%	87%			85%	86%

Development expense	1,012	901	111	12%	3,017	2,623	394	15%
Selling and marketing	1,054	1,051	3	0%	3,014	3,088	(74)	(2)%
General administrative	815	720	95	13%	2,642	2,497	145	6%

Total operating expense	2,881	2,672	209	8%	8,673	8,208	465	6%

Operating income (loss)	1,003	813	190	23%	78	(256)	334	130%
Other income	28	31	(3)	(10)%	85	84	1	1%

Net income (loss) before taxes	$1,031	$844	$187	22%	$163	($172)	$335	195%

Income tax provision	(1)	(1)	0	0%	(2)	(9)	7	77%

Net Income (loss)	$1,030	$843	$187	22%	$161	($181)	$342	189%

Comparison of the three-month and nine-month periods ended September 30, 2007 to the three-month and nine-month periods ended September 30, 2006
     Net Revenues. Notation revenue increased by $306,000 to $3,514,000 when comparing the three-month periods ended September 30, 2007 and 2006 and increased by $504,000 to $7,816,000 when comparing the nine-month periods ended September 30, 2007 and 2006. The increases in revenue during the three and nine-month periods are primarily due to the release of Finale 2008 in July 2007 as compared to last year‘s release of Finale 2007 which occurred one month later in August 2006. Also contributing to the increase in notation sales was the bi-annual release of Allegro® 2007 early in 2007, as well as stronger results from SongWriter when compared to the same periods last year.
     Revenue for SmartMusic continues to grow. SmartMusic revenue increased by $201,000, or 32%, to $822,000 in the three months ended September 30, 2007 over the revenue for the same period in 2006. Revenue for the nine-month period ended September 30, 2007 increased by $422,000, or 27%, compared to the first nine months in 2006. Total SmartMusic revenue includes revenue from the subscription service as well as the sale of accessories such as microphones and foot pedals. Subscription revenue was $536,000 for the three months ended September 30, 2007, a 23% increase over subscription revenue of $435,000 during the same period in 2006. Subscription revenue was $1,473,000 for the nine months ended September 30, 2007, a 25% increase over subscription revenue of $1,179,000 during the same period in 2006.
     As disclosed in our Annual Report on Form 10-KSB, we were anticipating the release of SmartMusic 10.0 and SmartMusic Impact in early 2007. We released these products in April and experienced growth in revenue beginning in fall of 2007 with back-to-school teacher and student purchases as well as strong microphone sales. As of September 30, 2007, we had 75,741 active SmartMusic subscriptions, a 38% increase over the 54,821 active subscriptions as of September 30, 2006. Total schools using SmartMusic reached 6,901 as of September 30, 2007 compared to 5,507 as of September 30, 2006. The combination of students sponsored by schools and individuals sponsored by associations grew to 51,361 as of September 30, 2007 compared to 34,922 as of September 30, 2006. Additionally, with the release of SmartMusic 10.0 and SmartMusic Impact in April 2007, we began tracking and reporting Impact Teachers. Impact Teachers are teachers using SmartMusic who have issued assignments to 50 or more students. As of September 30, 2007, there were 159 Impact Teachers and the average number of student subscriptions per Impact Teacher was 44. This compares to 26 Impact Teachers with 29 average student subscriptions as of June 30, 2007.
     During the third quarter of 2007, we implemented a direct sales strategy for SmartMusic. Salespeople were hired to focus on school district sales activities and site licenses were introduced offering quantity level pricing. Expenses for our sales staff and related marketing efforts will be expanded in the future to support this initiative. A total of fifteen school district site licenses were signed in the third quarter with average initial subscriptions per license of 202 and average potential of 526 subscriptions per license.
     Deferred SmartMusic subscription revenue increased $401,000, or 42%, to $1,367,000 when comparing the nine-month periods ended September 30, 2007 and 2006. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     Gross Profit. Gross profit for the three-month period ended September 30, 2007 increased by $400,000 to $3,884,000 compared to the three months ended September 30, 2006, and improved by $799,000 to $8,751,000 in the nine months ended September 30, 2007 compared to the same period in 2006. The increase in gross profit dollars for the three and nine months ended September 30, 2007 is due to the increase in revenues. During the three months ended September 30, 2007, we had strong microphone accessory sales which carry a lower gross margin percentage and we incurred higher amortization costs for repertoire and SmartMusic Impact development due to the product being released in April 2007. This increase in microphone sales and amortization caused our gross margin percentage during the three-month period ended September 30, 2007 to decrease to 84% from 87% when compared to the same period last year. Our gross margin percentage for the nine months ended September 30, 2007 decreased to 85% from 86% during the same period last year. We expect amortization related to repertoire and other capitalized development to increase as we continue to add additional methods, repertoire and assignments to SmartMusic.
     Development Expenses. Development expenses increased 12% to $1,012,000 and 15% to $3,017,000 when comparing the three and nine months ended September 30, 2007 and 2006, respectively. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products as well as SmartMusic repertoire development, business systems and quality assurance. The increase in development expense is due primarily to increased costs related to expanded SmartMusic repertoire development and increased business systems costs in support of SmartMusic Impact. These costs were offset in part by the capitalization of software development expense during the three- and nine-month periods ended September 30, 2007. This software development expense related to the SmartMusic Impact product released in April of this year. We released 186 new SmartMusic band titles with assignments in the third quarter of 2007 bringing the total to 396 and anticipate continued releases in the future. Total capitalized repertoire development costs for the nine months ended September 30, 2007 were $391,000 compared to $172,000 during the comparable period in 2006. Total capitalized software development costs were $119,000 for the nine months ending September 30, 2007 and $217,000 for the comparable period in 2006. We anticipate increased development costs as we continue to expand the methods, repertoire and assignments included in SmartMusic.
     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses remained relatively constant at $1,054,000 and decreased 2% to $3,014,000 in the three and nine months ended September 30, 2007, respectively when compared to the same periods last year. The nine-month decrease in expenses is primarily due to the timing of product promotions and collateral when compared to the previous year partially offset by increased customer support costs as a result of our expanded subscription base. We anticipate sales and marketing expenses to increase due to the promotion of SmartMusic 10.0 and SmartMusic Impact, implementation of our site subscription process and increases in our direct sales staff to focus on district sales. Additionally, we expect marketing expenses to increase as we promote our July 2, 2007 release of Finale 2008 and October 9, 2007 release of PrintMusic 2008.
     General and Administrative Expenses. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt and other general corporate expenses. General and administrative expenses increased 13% to $815,000 and increased 6% to $2,642,000 in the three and nine months ended September 30, 2007, respectively, when compared to the same periods last year. General and administrative costs increased during the third quarter when compared to the same period last year primarily as a result of an increase in consulting expenses for our Sarbanes Oxley 404 implementation and legal expenses relating to our Form S-3 registration statement. Costs increased during the first nine months of 2007 when compared to the same period of 2006 as a result of consulting expenses for our Sarbanes Oxley 404 implementation and our assessment of tax positions due to the adoption of FIN48 and legal expenses relating to our Form S-3 registration statement, partially offset by a reduction in bad debt.
     Net Income (Loss) from Operations. Net income from operations improved to $1,003,000 for the three months ended September 30, 2007 compared to a net income from operations of $813,000 in the three months ended September 30, 2006. Net income from operations improved to $78,000 in the nine months ended September 30, 2007 compared to a loss of $256,000 in the nine months ended September 30, 2006. The improvement in operating performance during the three and nine months ended September 30, 2007 was due mainly to increased sales of both our Finale and SmartMusic products when compared to the same periods last year.
     Net Income (Loss). Net income in the third quarter of 2007 increased to $1,030,000, or $0.25 per basic and $0.22 per diluted share, compared to net income of $843,000, or $0.22 per basic and $0.19 per diluted share, in the third quarter of 2006. Net income in the first nine months of 2007 increased to $161,000, or $0.04 per basic and $0.04 per diluted share, compared to a loss of $181,000, or $0.05 per basic and diluted share, in the first nine months of 2006. The increase in net income during the third quarter was due mainly to the same factors noted above in “Net Income (Loss) from Operations”.
Liquidity and Capital Resources
     Our primary liquidity and capital requirements have been for development expenses for maintenance and expansion of our products, as well as expenses and investments related to our general business needs. Our main sources of liquidity and capital have been cash from operations and cash from financing activities.
     Net cash provided by operating activities was $1,101,000 for the nine-month period ended September 30, 2007, compared to $306,000 of cash provided by operating activities in the nine-month period ended September 30, 2006. The improvements in cash provided by operations for the first nine months of 2007 compared to the same period in 2006 are primarily a result of the improvement in year-to-date net income and an increase in SmartMusic subscriptions which increases deferred revenue. Also contributing to the improvements in cash provided by operations are increased cash collections, which reduced accounts receivable balances.
     Net cash used in investing activities was $682,000 for the nine-month period ended September 30, 2007 and $852,000 for the nine-month period ended September 30, 2006. Purchases of property and equipment were $170,000 lower for the first nine months of 2007 primarily due to implementation of a new accounting system in the same period of 2006. Capitalized development costs in support of SmartMusic Impact and repertoire development were $121,000 higher during the nine-month period ending September 30, 2007 when compared to the same period in 2006.
     Net cash provided from financing activities was $545,000 for the nine-month period ended September 30, 2007 compared to $118,000 of cash provided in the nine-month period ended September 30, 2006. This increase is due to stock options and warrants exercised during the nine-month period ended September 30, 2007.
     Cash as of September 30, 2007 was $4,094,000 compared to $2,524,000 as of September 30, 2006. We have significantly improved our operating cash flow over the last few years. With the increase in revenue and higher gross margin dollars in the first nine months of 2007, we have been able to improve our operating cash flow over comparable periods of 2006.
     Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This cyclical nature is primarily due to timing of the upgrade releases of Finale (which typically occur in the third quarter) and school budget and purchasing cycles.
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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to our intent to achieve significant and continued growth in the music education software industry; our expectations relating to SmartMusic 10.0, including expansion of the repertoire for that product and its ability to facilitate the transfer of assignments from teachers to students; our intent to increase our investment in repertoire development for SmartMusic 10.0; our intent to expand our sales and marketing initiative and expectation that expenses related thereto will increase; our anticipated expansion into new geographic markets; our anticipated launch of new products; our belief that cash flows will remain sufficient to finance operations; and our expectation to conserve adequate cash or seek additional debt or equity financing if cash flows do become insufficient to finance our operations. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: our possible need for and ability to obtain additional capital; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; our ability to successfully identify, establish and maintain new strategic relationships that will allow us to enter new geographic markets; the success of our sales and marketing initiatives; our dependence upon new product development efforts, including repertoire development; our dependence on releasing annual Finale upgrades; the maintenance of strategic relationships; the success of MakeMusic’s SmartMusic subscription business; maintaining license agreements with a limited number of publishers; the limited and fluctuating sales of certain of our products; the intense competition MakeMusic faces; the rapid technological changes and obsolescence in software industry; MakeMusic’s dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in MakeMusic’s reports to the Securities and Exchange Commission (including its Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. MakeMusic undertakes no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the exercise of warrants by two holders on July 12, 2007 and July 20, 2007, an aggregate of 17,188 shares were sold at $3.20 per share, and pursuant to the exercise of warrants by one holder on September 20, 2007, an aggregate of 10, 837 shares were sold at $0.05 per share. For these transactions, we relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting held on May 23, 2007, sufficient proxies were not received for the proposal to approve voting rights for shares held by LaunchEquity Acquisition Partners, LLC – Education Partners (“LEAP”) that represent 20% or more of MakeMusic’s outstanding common stock. As previously disclosed on our quarterly report on form 10-QSB for the quarter ended June 30, 2007, the meeting was adjourned until Wednesday, July 18, 2007 to provide additional time for the receipt of proxies. At the reconvened meeting, the proposal was approved by 60.9% of the outstanding shares entitled to vote, including shares held by LEAP, and by 51.4% of the outstanding shares entitled to vote, excluding shares held by LEAP. Including LEAP, the voting results were 2,482,151 shares in favor, with 147,498 shares opposed and 35,706 shares abstaining and 972,281 broker non-votes. Excluding LEAP, the voting results were 1,680,155 shares in favor, 147,498 shares opposed, 35,706 shares abstaining and 972,281 broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	MAKEMUSIC, INC.

	By:	/s/ John W. Paulson
John W. Paulson, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Chief Financial Officer)

EXHIBIT INDEX
Form 10-QSB
The quarterly period ended September 30, 2007

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.