Form 10KSB
period 2007-12-31
MAKEMUSIC, INC.
filed 2008-03-07
CIK 920707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
Commission File No.: 0-26192
MakeMusic, Inc.
(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1716250
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (952) 937-9611
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value	Nasdaq Capital Market
(Title of Class)	(Name of Each Exchange on Which Registered)
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
Issuer’s revenues for its most recent fiscal year: $14,580,000
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 29, 2008 was approximately $40,731,055 based upon the closing price of the Registrant’s Common Stock on such date.
There were 4,628,529 shares of Common Stock outstanding as of February 29, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one). Yes ☐  No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Introduction
     MakeMusic, Inc., a Minnesota corporation, is a world leader in music education technology whose mission is to enhance and transform the experience of making, composing, teaching, and learning music. MakeMusic’s predecessor corporations, which were merged to form the current entity in 1992, were incorporated in Minnesota in 1990. We currently have approximately one hundred employees and are based in Eden Prairie, Minnesota.
     MakeMusic develops and markets two product lines that reinforce each other’s features and competitiveness. The well-established Finale® family of music notation software products provides a solid base business that generates cash and a large customer database. Music notation software is a niche business with limited but steady growth since only a small percentage of musicians ever notate music.
     Our growth potential lies with SmartMusic®, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of titles and skill-development exercises, and a web service to provide students with a compelling experience and teachers with a comprehensive solution.
SmartMusic
Market Need
     Many students naturally desire to learn to sing or play a musical instrument and hope to be part of the school band, orchestra, or choir. The primary obstacle for them is practicing, which is necessary if they are to develop the skills and expertise music performance requires. There simply is no substitute for the many hours of individual practice. Some students are reluctant to spend hours practicing and thus do not develop the skills that allow them to have fun making music. They likely fall behind their peers and eventually drop out of the school music program. This attrition is a serious concern of music teachers and of the music products industry. The challenge is to find ways to make practice time more fun so that students like to practice and also to make it more productive so that students get better faster.
     There is also an increasing demand for music teachers to document individual student achievement, something that is easy for classroom teachers who routinely give spelling tests, math quizzes, and science exams. It is impractical, however, for music teachers to audition every student on a weekly basis to document their skill-development and their proficiency with the music. Yet they must find a way to do so if music is to remain a justifiable course of study in the schools. Put another way, what isn’t measured will likely not be funded. Accountability within the public schools has gained prominence as evidenced by recent federal legislative activity including the No Child Left Behind Act (NCLB), and music teachers will not be exempt.
     In addition, music teachers are very sensitive to how well their student ensembles perform. Each concert, musical and marching band performance puts their teaching effectiveness on display for all in the community to evaluate. Solutions that help them be more effective and inspiring so that they can produce noticeably better performances are of keen interest to them.
The SmartMusic Solution
     SmartMusic software is a comprehensive music teaching and learning solution for band, orchestra, and choir students to use at school and, more importantly, at home. SmartMusic enhances and transforms the hours spent practicing by putting students inside a professional band, orchestra, or choir so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more fun, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more fun and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.

     Teachers use SmartMusic Impact™, the web-based grade book that comes with each teacher subscription, to post assignments to students, receive completed assignments from students, assess student achievement, and manage student records. The process works as follows:
1.	Teachers log in to SmartMusic Impact via a web browser, select a title the students are preparing for concert, and select a pre-defined assignment for that title. Teachers then set a due date, how many points the assignment is worth, and finally post the assignment to all students in the band, orchestra or choir. This process takes the teacher about one minute.

2.	Students log in to SmartMusic at home and are immediately greeted by a list of assignments that are due. When students click on an assignment, it is automatically loaded for them and practice instructions are displayed. Students can then practice the assignment with SmartMusic’s practice tools: slow down the tempo, hear how their part is performed, set practice loops, use the tuner, etc. Students can even record their performance so that they can listen to themselves and better detect problems they need to correct. As students practice, they see notes and rhythms that were performed incorrectly turn red and notes that were performed correctly turn green. In this manner SmartMusic automatically assesses student performances, giving each student a score.

3.	Once a student achieves a desired score, they click the Submit button so that the assignment and its final score are automatically sent to the teacher’s SmartMusic Impact grade book. Although the student needs an Internet connection to do this, no browser or e-mail program is required.

4.	Teachers can now see in their Impact Gradebook™ which students have submitted assessment assignments and what grades were automatically given by SmartMusic. If the teacher required students to submit recordings of an assignment, the recordings are also in the Gradebook. Teachers can listen to recordings with a single click which facilitates an efficient grading process.
SmartMusic Assignments
     With SmartMusic and Impact, teachers finally have a practical way to influence students’ home practice time and measure individual student achievement. They are able to use student records in Impact to explain a semester grade to a student as well as his or her parents. SmartMusic Impact also makes it easy for a teacher to e-mail parents a recording of their child with a note, “Listen to how great your child sounds!” This encourages parents to be more actively involved in their child’s musical education.
     Students understand that their teachers know, because of SmartMusic assignments, whether they practice and whether they master their concert music. At the same time SmartMusic holds students accountable, it makes their practice time more fun and inspiring. We believe students prefer to work on assignments at home with SmartMusic and submit them via Impact instead of performing in front of their teacher and peers.
     An administrator can audit his teachers’ Impact Gradebook to verify that student achievement is consistently being measured and that students are developing skills. This helps him justify the music program which is generally acknowledged as very important to the school district but has not evidenced sufficient tests and measurements in the past.
How Does SmartMusic Develop Skills and Motivate Students?
     SmartMusic provides a rich combination of features that help students focus their practice time, master specific skills, and have fun as they practice. These features include the following:
•	Assessment. SmartMusic assesses student performance. Wrong notes and rhythms turn red while correct notes turn green. SmartMusic scores each attempt by the students, giving practice time a video game-like appeal.

•	Practice with professional accompaniment. SmartMusic puts the student into an ensemble of professionals. The music comes alive for them as they hear how professionals create the drama, excitement, and beauty of the music.

•	Practice at slower tempos. Students need to slow music down in order to master the technical challenges. SmartMusic allows students to set any tempo and then gradually build up speed.

•	Hear how your part is performed. SmartMusic will play each student’s part so that they can hear how a professional would perform it.

•	Record yourself. Students often cannot hear what they are doing wrong as they sing or play. SmartMusic allows them to record themselves so that they can instantly hear what needs to be corrected.

•	Intelligent Accompaniment®. When practicing solo literature that requires expressive interpretation, SmartMusic listens to the students as they speed up or slow down and the accompaniment follows their tempo changes. Students are free to experiment with phrasing, learning to project their personalities into the music and making it their own.

•	Practice performing in tune. The SmartMusic tuner is built in and helps students hear where the pitch should be.

•	Fingering charts. When students do not know how to finger a note, they just click on it to see its fingering chart. SmartMusic knows for which instrument to provide the fingering.

•	Practice loops. Students can isolate difficult measures for concentrated practice.

•	Skill-development exercises in all keys. SmartMusic includes a large library of exercises that foster skills related to scales, intervals, arpeggios, rhythms, playing by ear and jazz improvisation.

•	Wide range of repertoire. The SmartMusic accompaniment library includes classical, jazz, opera, worship, musical theater, pop, and other genres. The accompaniments, made by professionals, are stylistic, authentic, and fun to practice with. Many of the jazz accompaniments, for example, are created by Wynton Marsalis’s musicians.
Licensing, Publisher Relations and Content Development
     Content is critical to SmartMusic’s success. No matter how exciting and useful the technology may be, if the SmartMusic library does not have the titles teachers want to perform with their student ensembles, they will not subscribe. Determining what titles teachers want is accomplished by studying published lists of titles such as 1) state contest approved lists, 2) most often performed lists, 3) best-selling lists, and 4) basic library lists.
     While the SmartMusic library contains many titles and exercises that are either in the public domain or copyrighted by MakeMusic, the vast majority of SmartMusic content is licensed. Licenses for band, orchestra, and choir titles typically cover three usages: 1) the right to include the title in SmartMusic, 2) the right to display the music notation (and lyrics if applicable) on-screen, and 3) the right to use an audio recording of the title.
     These rights are licensed from a wide range of music publishers, including industry leaders such as Hal Leonard Corporation, Alfred Publishing and Music Sales, Ltd. MakeMusic has been successful at licensing titles for use within SmartMusic and believes it has good relations with the publishing community at large. However, there is no guarantee that licensing efforts will be successful in the future.
     The content development process for SmartMusic includes the following: 1) editing Finale notation files supplied by publishers or engraving the files with Finale, and modeling the result on the published music, 2) synchronizing the audio recording file with the Finale notation file, 3) marking the audio file as needed for use within SmartMusic, 4) defining assignments for the title, and 5) testing the final file. Once this process is complete, the file is added to the library database and posted for available download to subscribers. The development costs for each title added into SmartMusic are capitalized and when added to the library database, amortized over a five-year period.
     Developing a typical band title that does not require engraving costs approximately $900 per title. If engraving is required, we are projecting the cost to be $3,000 per title. We expect the costs for band titles to be more than choir and orchestra titles due to their complexity and number of parts required.

     As of December 31, 2007, SmartMusic had 568 titles available for band and 40 titles available for orchestra. By the end of 2008, we expect to have more than 1,100 titles available for band. In 2009 the development will be focused on choir and orchestra titles. These band, orchestra, and choir titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods, and skill-development exercises.
SmartMusic Application Development
     The SmartMusic application is developed by an internal team of software programmers and testers. Certain technologies are licensed from third parties and then adapted for use within SmartMusic. Development priorities are set by researching how teachers and students use SmartMusic, noting what improvements and additions are required.
     The SmartMusic application coordinates a complex web of interacting technologies that include 1) playback of music, either synthesized or audio, 2) display of music notation on-screen with Finale technology, 3) use of a microphone attachment to record a student’s performance, 4) recognition of notes and rhythms and comparison of a student’s performance to what is notated, 5) communication of errors and correction techniques to students, and 6) the support of a growing selection of skill-development features that accelerate student learning. In addition, the application has patented features such as Intelligent Accompaniment which allow students to develop their skills of expression for solo literature.
     Most importantly, the SmartMusic application communicates directly with the SmartMusic Impact web-based grade book, making the posting and submitting of assignments automatic and problem-free. It also manages aspects of the subscription service as well as content updates.
Licensed Technology
     Certain pitch recognition software incorporated into SmartMusic for purposes of music performance assessment is licensed from Institut de Recherche et Coordination Acoustique/Musique (IRCAM) which is based in Paris, France. The license agreement continues in perpetuity and is exclusive to SmartMusic through November 24, 2009. In light of the constantly changing environment of music technology, coupled with an increase in alternative technology sources, we do not believe the expiration of this license exclusivity will have a material impact on SmartMusic.
SmartMusic Patents
     We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment developed by MakeMusic that listens to and follows tempo changes from a live performance. Although this patent expired in 2005, we have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which expand the following capabilities of the software: enhancements to the algorithms, accompaniment controls, and repertoire data files and miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic is materially affected by the expiration in 2005 of the CMU patent.
SmartMusic Website and Back Office Development
     The SmartMusic Impact web-based grade book is the most visible aspect of the web support provided to the SmartMusic application. We use another layer of interacting technologies, databases, and services to support Impact. This ensures that the SmartMusic solution is comprehensive and that the SmartMusic experience is logical, efficient and enjoyable.
     The website and back-office services are also developed by an internal team of programmers and testers. Certain aspects of this development are sometimes handled by external contractors.

SmartMusic Accessories
     The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2007, the suggested retail price of the SmartMusic microphones was $15.00 and this was increased to $19.95 in January 2008. Approximately 80% of new subscription purchases include a microphone.
SmartMusic Subscription Business
     SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Impact web-based grade book, are priced at $100. Additional subscriptions for school computers and student home subscriptions are priced at $25. We expect to increase these prices in July 2008 to $130 and $30, respectively.
     We intend to sell our products and subscriptions at affordable rates, so that the cost does not prevent students from being able to practice their SmartMusic assignments at home. Students without home computers or Internet connections can use school computers to complete and submit their assignments.
     As teachers come to rely on SmartMusic to prepare concert music and develop student skills, we believe they will post more and more SmartMusic assignments to their students. Because teachers are able to quickly post assignments and SmartMusic assesses and grades automatically, teachers can easily post assignments related to scales, intervals, arpeggios, rhythms, and solo repertoire as well as their concert music. We expect that the more SmartMusic assignments the teachers post, the more students will be motivated to have SmartMusic at home.
     The statistics by which investors can evaluate SmartMusic growth, and which we began reporting in monthly press releases in September 2007, are the following:
•	Number of SmartMusic educator accounts

•	Number of Impact teachers (those having issued assignments to 50+ students)

•	Total number of SmartMusic subscriptions
     SmartMusic subscriptions are sold directly to teachers, parents, and students. Marketing communications consist primarily of presentations, clinics and exhibits at music educator state conferences, e-mail, and direct mail. Direct sales efforts are typically aimed at the most influential music teachers and/or music supervisors in large districts with successful music programs. We are focusing such efforts on eighteen key music education states including Texas, Florida, New York, Illinois, and Minnesota.
SmartMusic Site Licenses
     In order to further increase the number of student subscriptions per school and districts, MakeMusic introduced a SmartMusic site license program in September, 2007. SmartMusic site licenses are intended to encourage large deployments of SmartMusic student subscriptions. The site licenses provide schools with coterminous subscriptions for all students and teachers and discounted pricing is available. The special site license pricing is two tiered: 100 or more subscriptions reduces all prices by 15%; 500 or more subscriptions reduces all prices by 25%. We offer reasonably priced teacher training to support these larger installations. As of December 31, 2007, there were 32 site licenses for SmartMusic. We expect the number of site licenses to increase in the future due to our recently established direct sales force and focused marketing initiatives.
SmartMusic Sales and Marketing
     The market for SmartMusic is large, with student use being the largest potential market. It is estimated there are more than 100,000 school buildings in the United States, many with band, orchestra, and/or choir programs. We believe the key to expanding the number of subscriptions for students is producing a compelling reason for educators to make SmartMusic an integral part of their curriculum and the basis for how they deliver and grade regular student assignments. Further, we believe that the majority of students will prefer the convenience of completing SmartMusic assignments at home and it is this dynamic that will drive subscription growth.

     As of December 31, 2007, MakeMusic has more than 7,600 teachers with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Impact and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Impact account, when they set up an Impact class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.
     The 2007 addition of SmartMusic large ensemble band titles and SmartMusic Impact introduced a much more compelling solution for music educators and fine arts administrators. For the first time, the SmartMusic solution provides administrators with the ability to easily measure individual student achievement, create and deliver district-wide curriculum, and provide parents with secure on-line access to student assignments and grades. Based on this solution, MakeMusic hired two field sales representatives with an objective of calling on district decision-makers and selling a higher number of subscriptions for each installation.
     Prospecting efforts are largely based on ranking school districts in target states based on student population, average household income, and geography. Priorities are established by identifying current users in target districts and requesting their assistance in setting up a meeting and presentation with district decision-makers and other music educators within the district.
     Our SmartMusic marketing efforts are exclusively focused on the U.S. market and directed primarily at public school music administrators, music educators, and their students. In addition to aggressive direct marketing programs, MakeMusic participates in more than 40 annual music educator conventions and presents SmartMusic clinics in a variety of settings.
     The primary distribution for SmartMusic subscriptions is via the www.smartmusic.com website (linked with www.makemusic.com and www.finalemusic.com). School orders are normally processed directly through the MakeMusic customer support department.
SmartMusic Competition
     SmartMusic is a revolutionary concept that created a new product category for teaching and learning music. As such, it entered the market with no direct competitors. Imitators have since introduced direct competing products, at least two of which are still in the marketplace. iPAS from Pygraphics, Inc. has been in the market for several years and provides on-screen music notation and assessment. StarPlay™ from In the Chair® is a recently introduced competitor which provides accompaniment and on-screen music notation.
     At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have Impact’s grade book functionality, Intelligent Accompaniment®, or the ability to utilize Finale files for user-created content. These features, as well as our long-standing relationships with major industry partners and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future. We intend to maintain our competitive position by continued expansion of our repertoire library and ongoing product enhancements.
Finale family of notation products
     We are a market leader in music notation software with our Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments, and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by software programs like Finale have made such software the dominant method for composers, arrangers, publishers, and music teachers to create printed music.

     The Finale product is a powerful and comprehensive notation software product which is sold worldwide. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including capabilities such as its “hyperscribe” feature. HyperScribe® allows users to freely play music with varying tempos via a MIDI keyboard while the software interpolates the rhythms and accurately notates the music in real time.
     We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students, and religious organizations at a suggested retail price of $350. This edition has been a key source of revenue and registered user-base growth. In addition, it reaches a market that is continuously replenished with new student users.
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
     Finale PrintMusic® and Finale SongWriter® are entry-level music notation software products, retailing for $99.95 and $49.95 respectively. Each contains a subset of the notation tools contained in the Finale and Finale Allegro products. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace.
     Finale NotePad® is a downloadable “freeware” introduction to the Finale notation family. As of December 31, 2007, there were approximately 1.8 million unique users of NotePad with approximately 3.5 million total downloads of NotePad.
Finale Sales and Marketing
     As of December 31, 2007, Finale notation products are distributed by 49 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational and consumer electronic channels. Our products are merchandised through a combination of websites, catalogs, and in-store displays. We support these efforts with a modest co-op advertising program. In early 2006 we signed a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. musical instrument and print music retailers.
     Upgrades and trade-ups are marketed and sold exclusively by MakeMusic in North America. MakeMusic requires all notation products sold in North America to be registered, and we regularly market upgrades and trade-ups to the registered user database. Each campaign is evaluated based on the return on investment and against original projections. Finale upgrades were introduced on both the Windows platform and Macintosh platform in each of the last several years and we intend to continue this annual upgrade cycle. All Finale products operate on both the Windows and Macintosh platforms.
     Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, and Italian. International sales have grown the last two years as a result of expanding our distribution partners, increasing the number of localized versions, and general economic conditions. We expect our international sales to continue to increase in 2008.
     MakeMusic markets a variety of Finale notation education offerings to schools, students, and other qualified institutions including the Finale Academic edition, the Finale lab pack, and the Finale site license. Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software. The company believes that this trend will increase based on the synergistic relationship between Finale and SmartMusic.
     Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products as well as providing a unique differentiator in the marketplace.
     We believe we can steadily build on our Finale notation software business by continually expanding the installed base of users, regularly providing them with upgrades, expanding our educational offerings, increasing the synergy with SmartMusic, and establishing the products as a means for electronic transmission of music.
Finale Competition
     The notation market is highly competitive and includes competitors such as Steinberg Media Technologies GmbH, Sibelius Software, NOTION Music, Inc., and Voyeur Turtle Beach, Inc. Competitive factors in marketing Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space, and price. We believe we compete effectively through regular upgrades and marketing initiatives.
Synergies between SmartMusic and Finale products
     From a technology perspective, there are considerable synergies between the SmartMusic business and the Finale notation business because the products benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display, among other things, sheet music, exercises, and beginning band method songs. It is this technology that puts red and green notes on the screen to show SmartMusic students what they played incorrectly and how to correct their mistakes. Similarly, the SmartMusic pitch recognition technology is used within Finale in its MicNotator® feature, which allows Finale users to enter notes by simply playing an acoustic instrument into a microphone. Indeed, the synergistic integration between SmartMusic and Finale notation products represents a differentiator for our notation products and provides a barrier to entry into the marketplace. Likewise, the ability to create SmartMusic repertoire using the Finale product is a major benefit for SmartMusic customers.
     Also important are the market and customer synergies. We estimate that Finale is well established in more than 30,000 schools, all of which are targets for SmartMusic. The school teachers/decision-makers know and respect Finale and are willing to consider new products from MakeMusic.
General Information
Customer Support
     As of December 31, 2007, customer support for all products is handled by 19 employees. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com and www.smartmusic.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost, and provides a better experience for customers.
Principal Sources and Suppliers
     Printing of user manuals, packaging, and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use one subcontractor to perform standard copying and assembling services, including copying software DVD and CD-ROM discs, and assembling the product manuals, discs, and other product literature into packages. If this subcontractor is unable to perform, there are alternative vendors that we could use for this service. Our instrumental and vocal microphones are each currently provided by two separate vendors that are sole source suppliers. As we look to expand our SmartMusic customer base, we are working with these vendors so microphones will be dual sourced.

Dependence on Major Customers
     As of December 31, 2007, no distributor or direct customer for either our SmartMusic or Finale products represents more than 10% of total revenue.
Product Development
     At December 31, 2007, 54 employees were involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development, and quality assurance testing. The product development staff increased from 41 employees as of December 31, 2006, primarily to support the SmartMusic Impact development and investment in expanding our large ensemble repertoire content in SmartMusic.
     MakeMusic’s non-capitalized expenditures for product development were $4,278,000 and $3,474,000 in 2007 and 2006, representing 29.3% and 26.8% of gross revenues, respectively. These expenses include the costs for our annual notation upgrades, product maintenance releases and support for our business systems. We expect these costs to increase in 2008 as we enhance our technology infrastructure requirements to support our expanding customer base.
Trademarks
     We own the registered trademarks in the United States for Allegro®, Coda®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale SongWriter®, Finale®, FinaleScript®, HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, and The Art of Music Notation®. In addition, the names Coda®, Finale SongWriter®, Finale®, Intelligent Accompaniment®, MakeMusic®, SmartMusic®, and The Art of Music Notation® have been protected in some foreign countries and we have applied for protection in foreign countries for Finale NotePad®, Finale PrintMusic®, Finale Viewer™, and SmartMusic Impact™. We have applied for trademark registration in the United States for Finale Viewer™, FPA™, SmartFind and Paint™, SmartMusic GradeBook™, SmartMusic Impact™, Studio View™, and TempoTap™. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.
Technology Infrastructure
     The MakeMusic data center is operated internally, offering extensive uptime and connectivity to the Internet backbone via fiber-optic connections. For maximum reliability, all our servers utilize redundant arrays of independent discs for information backup as well as redundant power. A Storage Area Network is in place to provide simplified storage administration and allow for server consolidation and virtualization. Websites and services are run on Microsoft IIS® and Apache® servers. A combination of Microsoft SQL Server® and Oracle® are used for database applications. MakeMusic utilizes a VoIP phone system that provides unified messaging and is deeply integrated with Microsoft Active Directory and Microsoft Exchange. Our network is monitored twenty-four hours a day, seven days a week, and is scalable and upgradeable for future growth.
     In 2008, we intend to migrate a large portion of our business-critical servers to an offsite data center. This will provide greater environmental controls in addition to helping to eliminate single points of failure in our network infrastructure. Server consolidation, fast recovery, redundancy, and increased scalability are just a few of the areas we intend to address.
MakeMusic Websites:
     www.smartmusic.com. The SmartMusic website promotes our SmartMusic subscriptions and SmartMusic accessories.
     www.smartmusic.com/impact. The SmartMusic Impact website is where teachers set up their classes, post assignments to students, receive completed assignments from students, and manage student records.

     www.finalemusic.com. The Finale website promotes notation products and e-commerce with mail-order fulfillment, as well as downloads of Finale NotePad.
     www.makemusic.com. The MakeMusic website includes information on the Company and our products. It also provides links to www.smartmusic.com and www.finalemusic.com for people wanting to make purchases of our products.
Available Information
     All reports filed electronically by MakeMusic with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting the Investor Relations department at MakeMusic. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by MakeMusic with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Cautionary Statements
     The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the SEC and reports to shareholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will” and similar words or expressions. Forward-looking statements speak only as of the date on which they are made.
     Our forward-looking statements generally relate to our growth strategy (particularly related to SmartMusic), financial results, production costs, product development and market introduction, sales efforts, pricing strategies, subscription rates and our technology infrastructure. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
     While we currently believe that we have sufficient capital, we may have other capital needs. We again achieved positive operating cash flow in 2007 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies and are likely to increase as investor warrants are exercised. If we do not maintain positive cash flow, we may need additional capital in the form of debt or equity financing to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.
     We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of our SmartMusic and Finale businesses and the accompaniment repertoire for SmartMusic. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available, or that development efforts will be successful.

     We are dependent upon the Internet in our business. We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet as one of our order-processing channels. Critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership, and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. If we experience problems developing and maintaining our Internet operations, our sales, operating results, and financial condition could be adversely affected.
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
     A decline in general economic conditions may divert consumer spending from our products. The spending habits of our target group of students and their families are often impacted by general economic conditions. If economic conditions worsen in the United States or internationally, our target customers’ discretionary income and purchasing decisions may change. This could negatively impact Notation sales, SmartMusic subscription rates and accessory sales.
     We have incurred operating losses in the past and may incur losses in the future. We have incurred losses from operations in the past and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to devote additional amounts of capital to development and marketing efforts, among other things. There can be no assurance that we will operate profitably or provide an economic return to investors.
     We face intense competition. While competition for SmartMusic is relatively limited, there can be no assurance, in spite of significant barriers to entry, that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for our notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and Internet resources. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results, and financial condition.

     Rapid technological changes and obsolescence may adversely affect our business. We operate in an industry greatly affected by technological changes. While we are not currently aware of any significant technological changes that may affect our current technology base, continued advancements in computer software, hardware, and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. The proprietary technology we use to protect access to our licensed files may be effective for only a limited period by reason of technological change. We must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.
     The success of our web-based products and services is dependent upon our ability to protect user information and comply with data protection laws and regulations. In connection with the use of our web-based products, users provide us with certain personal information. The collection, use, disclosure or security of personal information or other privacy-related matters are regulated by applicable data protection laws. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities, individuals or others, which could potentially have an adverse effect on our business. Further, federal, state, and international regulations regarding privacy and data protection may become more stringent in the future, which could increase our cost of compliance,
     In addition, as our SmartMusic Impact product is web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against system failure or security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of subscribers to our products.
     We are dependent upon certain key personnel. We are highly dependent on a limited number of key management, including our co-chief executive officers as well as key technical personnel. The loss of key personnel, or our inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition, and results of operations.
     We are dependent upon proprietary technology and cannot assure protection of such technology. There can be no assurance that our proprietary technology will provide us with significant competitive advantages, that other companies will not develop substantially equivalent technology, or that we will be able to protect our technologies. We could incur substantial costs in seeking enforcement of our patents or in defending ourselves against patent infringement claims by others. Further, there can be no assurance that we will be able to obtain or maintain patent protection in the markets in which we intend to offer products.
     International development plans are subject to numerous risks. There can be no guarantee that our international expansion efforts will be successful or that we will be able to offset the cost of the resources allocated to such efforts. Moreover, we could be faced with the risks inherent in any international development, such as unpredictable changes in export restrictions, barriers, and customs rates; currency risks; the difficulty of managing foreign operations; the differences in technological standards, payment terms and labor laws and practices among countries; collection problems; political instabilities; seasonal reductions in business; and unforeseen taxes. Such risk factors could harm our international operations and, therefore, our business, operating results, and financial condition.

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
     We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. While we have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act, auditor attestation will be required in the future. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the timing of completion of the auditors attestation or the impact of the same on our operations. If we are not able to maintain the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.
ITEM 2. DESCRIPTION OF PROPERTY
     Our corporate facility is leased under an operating lease arrangement and consists of approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $250,000 on an annual basis and the lease expires March 31, 2011. We believe this space is adequate through 2008 and future requirements will be dependent upon the rate of growth we experience.
ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, we may be party to legal actions, proceedings, or claims. Corresponding costs are accrued when it is more likely than not that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any actual or threatened litigation that would have a material adverse effect on its financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

	2007		2006
	High	Low	High	Low
Common Stock
First Quarter	$6.83	$5.63	$11.80	$4.90
Second Quarter	6.94	5.85	5.75	4.10
Third Quarter	7.33	5.76	5.96	4.30
Fourth Quarter	10.80	6.98	6.85	4.99
     As of December 31, 2007, there were approximately 126 registered shareholders.
     We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.
     There were no sales of unregistered securities during the year ended December 31, 2007.
     Pursuant to the exercise of warrants by certain warrant holders during 2007, we issued 21,674 shares of common stock at $0.50 per share to two investors and 420,313 shares of common stock at $3.20 per share to six investors. For all issuances, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering the recipients took the securities for investment and not for resale, and we took appropriate measures to restrict transfer.
     For information on our equity compensation plans, refer to Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Executive Overview
     MakeMusic’s mission is to develop and market technological solutions that transform the way music is composed, taught, learned and played. We intend to achieve significant growth as a worldwide leader in music education software. Among our leading products are SmartMusic®, learning software for band, jazz band, orchestra, and choir, and Finale® music notation software.
     Our fiscal year 2007 resulted in continued sales growth for both SmartMusic and Finale products and overall, a 12% increase over 2006 net revenue was achieved. Gross margin percentages decreased slightly in 2007 to 85% from 86% in 2006. Operating expenses increased in 2007, primarily due to product development expenses. Reductions in other selling and marketing expense categories slightly offset these charges. As a result of the factors mentioned, we reported net income of approximately $650,000 in 2007 compared to net income of $255,000 in 2006.
     MakeMusic develops and markets two product lines, SmartMusic and Finale products, that reinforce each other’s features and competitiveness. We believe these innovative products will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and a large customer database. Music notation software is a niche business with limited but steady growth since only a small percentage of musicians ever notate music.

     We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of titles and skill-development exercises, and a web service to provide students with a compelling experience and teachers with a comprehensive solution.
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band, orchestra, or choir so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more fun, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more fun and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.
     We released SmartMusic 10.0 in April 2007 which also included SmartMusic Impact™, a web-based service designed to manage student assignments, grades, and recordings while documenting the progress of each student. The introduction of SmartMusic 10.0 provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic 10.0 provides access to an ever increasing library of band and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for the next public performance. SmartMusic Impact enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s Impact Gradebook thereby providing teachers with the visible means for measuring student achievement.
     During the third quarter of 2007, we implemented a direct sales initiative for SmartMusic. We hired salespeople to focus on school district sales activities and introduced site licenses offering discounts for volume purchases. As of December 31, 2007 we had executed 32 site licenses.
     With the release of SmartMusic Impact in April 2007, in addition to the total number of subscriptions, we began tracking teachers who use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to fifty students or more (Impact teachers) and the average number of students each Impact teacher has. As of December 31, 2007, we had 86,901 total subscriptions and 7,641 educator accounts. Additionally, we reported 357 Impact teachers with an average of 42 student subscriptions per teacher.
     We have achieved positive cash flow from operations for the last four years, including the current year ended December 31, 2007. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. In spite of tight budgets in the school systems, we are confident that we can continue annual profitability due to our improvements in operations, established customer base and partnerships within the music industry and education providers.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial position and results of operations.

     Revenue recognition. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collectability is probable, and any uncertainties with regard to customer acceptance are insignificant. If a customer is entitled to a pending upgrade, a portion of the revenue is deferred until delivery of the upgrade. For any sales that include a right of return, we track return history and record a reduction to revenue for the estimated return amount in accordance with Financial Accounting Standards Board (“FASB”) Statement 48 (“FAS 48”), Revenue Recognition When a Right of Return Exists. Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription sales are deferred and amortized to revenue on a pro-rated basis over the life of the subscription.
     Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years and until fiscal year ended December 31, 2006, had a history of minimal uncollectible accounts. During fiscal year ended December 31, 2006, the allowance for doubtful accounts was increased for two music retail customers who filed for bankruptcy protection during the year and an additional customer who had ceased further payments due to deterioration and subsequent closing of its business. These customer accounts were written off during the fiscal year ended December 31, 2007, causing a decrease in the allowance for doubtful accounts. There were no significant uncollectible accounts in 2007.
     Any sales directly to home users are prepaid and schools submit purchase orders for purchases. MakeMusic records a monthly accrual for potential non-payments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets and economic conditions can change quickly and our allowance for doubtful accounts cannot anticipate all potential changes.
     Sales returns and allowance reserves. SmartMusic teacher subscriptions automatically renew at the end of their subscription period. Notices of renewal are sent to the teacher in advance and an invoice is sent upon the renewal date. A reserve is booked for those subscriptions that automatically renew and are subsequently cancelled due to teacher relocation, teacher cancellation, or non-payment of accounts. The reserve represents the revenue recognized on unpaid invoices for SmartMusic subscriptions which are more than 60 days overdue and which have had no activity in the preceding three months. The reserve is then evaluated quarterly to determine if any adjustments are necessary.
     When a new version of Finale is released, dealers and distributors retain the right to return any unsold versions of the prior release (normally 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The history of these returns is tracked and revenue is deferred based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.
     Inventory valuation. Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed. Inventory is reviewed for obsolescence when the inventory is no longer used in products in their most current released version.

     Stock based compensation. We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. FASB 123R requires us to measure and recognize in our Statements of Income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2007.
     Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which in 2007 included SmartMusic Impact and individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Impact has initially been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Impact. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.
     Post contract support. We account for software maintenance in accordance with AICPA SOP 97-2, Software Revenue Recognition which states that revenue for post-contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license and the cost of providing PCS during the arrangement is insignificant. However, the estimated related costs are accrued in the same period that the sales price is recognized. We provide unlimited, free telephone, e-mail, and on-line technical support to our customers and, therefore, accrue an estimated cost of future support for our notation products in the period of sale.
     Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We utilize an analysis of the public market value of our stock as a starting point in assessing whether the carrying value of goodwill is fully recoverable. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by assets of the company, the risks associated with those cash flows, and the discount rate to be utilized. If actual results are not consistent with our assumptions, we may be required to record a goodwill impairment charge.
     Deferred tax assets. We have U.S. net operating loss carry-forwards of approximately $19.7 million, and tax credits of approximately $1,033,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes. At December 31, 2007, we had net deferred tax assets totaling approximately $8.8 million. However, since we currently could not conclude that this net asset is more likely than not to be realized we have recorded a valuation allowance for its full amount.

Results of Operations
     The following table summarizes key operating information for the years ended December 31, 2007 and 2006.

	12 Months Ended December 31,
	2007	2006	Incr (Decr)%
	($ in thousands)		($ in thousands)
Notation revenue	$10,980	$10,267	$713	7%
SmartMusic revenue	2,900	2,164	736	34%
Other revenue	700	547	153	28%

Net revenue	14,580	12,978	1,602	12%
Cost of revenues	2,228	1,847	381	21%

Gross profit	12,352	11,131	1,221	11%
Percentage of net sales	85%	86%

Development expense	4,278	3,474	804	23%
Selling and marketing expense	4,045	4,114	(69)	2%
General and administrative expense	3,504	3,388	116	3%

Total operating expense	11,827	10,976	851	8%

Operating income	525	155	370	239%
Other income	127	109	18	17%

Net income before taxes	$652	$264	$388	147%
Income tax provision	(2)	(9)	7	78%

Net income	$650	$255	$395	155%

Year ended December 31, 2007 compared to the year ended December 31, 2006
     Net revenue. Net revenue increased 12% from $12,978,000 in 2006 to $14,580,000 in 2007.
     Notation revenue increased $713,000 from the prior year to $10,980,000 for the year ended December 31, 2007, primarily due to the strong performance of Finale 2008, which began shipping in July 2007. Additionally, sales of Finale Allegro® increased as this product was upgraded in 2007 as part of its biennial upgrade cycle. Finale SongWriter® sales also increased as this product was newly translated in 2007 by our international distributors into both Japanese and German.
     The $736,000 increase in SmartMusic revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and SmartMusic Impact™ that was released in 2007. We also introduced SmartMusic site licenses in 2007 with the intent of encouraging school district deployments of SmartMusic student subscriptions. The special site license pricing is two-tiered: 100 or more subscriptions reduces all prices by 15%; 500 or more subscriptions reduces all prices by 25%. Additionally, in 2007, we established a direct sales force focused on district level sales. As of December 31, 2007, there were 32 site licenses for SmartMusic.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months.

Total earned SmartMusic revenue for the year ended December 31, 2007, was $2,900,000, an increase of $736,000, or 34%, over the year ended December 31, 2006. Total unearned SmartMusic subscription revenue (deferred revenue) was $1,629,000 as of December 31, 2007, an increase of $535,000, or 49%, over the balance at December 31, 2006. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 7,641 schools have purchased SmartMusic, an increase of 31% over the 5,850 schools that had purchased it as of December 31, 2006. Total SmartMusic subscriptions as of December 31, 2007 number 86,901, representing a net gain of 30,212, or 53% over the December 31, 2006 subscription count of 56,689.
     In April 2007, we launched SmartMusic Impact, a web-based service that is designed to manage student assignments, recordings, and grades while documenting the progress of each student. With the release of SmartMusic Impact, we began tracking teachers that use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to 50 or more students (Impact teachers). As of December 31, 2007, we had 357 Impact teachers and the average number of student subscriptions per Impact teacher was 42.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2007, was $771,000, which was $261,000, or 51%, greater than revenue of $510,000 for SmartMusic accessories in the year ended December 31, 2006. This increase is due to the increase in SmartMusic subscribers. We continue to focus specific marketing activities on SmartMusic and Impact and anticipate continued growth in the number of subscriptions in the future.
     Gross profit. Gross profit increased by $1,221,000 from $11,131,000 for the year ended December 31, 2006, to $12,352,000 for the year ended December 31, 2007, due to the increase in revenue. Gross margin percentages decreased 1% primarily due to increased repertoire development amortization costs as a result of our increased number of large ensemble titles and amortization on SmartMusic Impact development costs which began in April 2007. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized notation, repertoire and SmartMusic Impact software development costs, shipping, and credit card fees. Gross margin as a percentage of revenue was approximately 85% and 86% for the periods ended December 31, 2007 and 2006, respectively. We expect gross profit dollars to increase in the future due to increased revenue. Additionally, we anticipate gross profit margin percentages to slightly decline due to the continued investment in repertoire development and increased microphone sales which carry a lower gross margin percentage.
     Development expense. Development expenses increased $804,000 from $3,474,000 in 2006 to $4,278,000 in 2007. Development expenses consist primarily of internal payroll, payments to independent contractors, and related expenses for the development of our Finale notation, SmartMusic, and SmartMusic Impact products, as well as SmartMusic repertoire development, business systems, and quality assurance. Personnel and contract labor costs increased from the prior year due to staff increases in order to achieve numerous product development goals. We released 608 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments in 2007 and anticipate releasing additional titles each month in 2008. Net content development expenditures of $604,000 in 2007 and $247,000 in 2006 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years. In addition, during 2007, $108,000 of development expenditures was capitalized that related to costs for the development of the SmartMusic Impact application, compared to $403,000 that was capitalized in 2006. Development expenses are expected to increase in 2008 as compared to 2007 as we continue to enhance our technology infrastructure requirements to support our expanding customer base.

     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Sales and marketing expenses decreased from $4,114,000 in 2006 to $4,045,000 in 2007. This decrease of $69,000, or 2%, is primarily related to the reduction in marketing personnel, collateral expenses, and product promotions. The decreased marketing expenses were partially offset by increased costs related to establishing a direct sales force and increased customer support costs as a result of our expanded customer base. Selling and marketing expenses are expected to increase in 2008 as compared to 2007 as we plan to strengthen our sales and marketing efforts on SmartMusic site licenses and ramp-up promotional and public relations activities.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt, and other general corporate expenses. General and administrative expenses increased by $116,000 to $3,504,000, or 3%, in 2007 compared to 2006. The increase was primarily due to non-cash stock compensation expense resulting from stock option expensing under SFAS 123(R), consulting expenses for our Sarbanes Oxley 404 implementation, and increased legal expenses related to the S-3 registration statement. Partially offsetting these increases was a reduction in bad debt expense. Additionally, in 2006 we recorded approximately $200,000 of additional compensation related to severance costs to our former CEO and CFO. There were no such costs reported in 2007.
     Interest income and expense, net. Net interest income was $133,000 for the year ended December 31, 2007, compared to $93,000 in net interest income for the year ended December 31, 2006. The increase in net interest income was due to higher interest rates and a higher average balance of cash deposited in interest-bearing accounts during the year.
     Other Income. In 2006, we recognized $14,000 in gain from the sale of investments. No such gains were recognized in 2007.
     Income tax. Due to operating losses, we recorded only the minimum taxes due for the years ended December 31, 2007 and 2006. Because the Company could not currently determine that it is more likely than not that the operating loss carry-forwards will be realized, there is no tax benefit for loss carry-forwards from prior years reflected in the financial statements.
     Liquidity and capital resources. Cash flow from operating activities was $2,149,000 in the year ended December 31, 2007, compared to $1,147,000 in the year ended December 31, 2006, an increase of $1,002,000. The improvements in cash provided by operating activities are primarily a result of the improvement in net income, the increase in SmartMusic subscriptions which increased deferred revenue, and improved cash collections which reduced accounts receivable balances. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year fiscal calendar. Management expects to achieve positive annual cash flow in the foreseeable future but not, necessarily, in each quarter. If we do not meet our anticipated revenue levels due to a significantly later-than-anticipated product release or a decrease in demand for our products, management is committed to expense reductions as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing. There can be no assurances, however, that such financing will be available under attractive terms or at all.
     Our primary liquidity and capital requirements have been for investment in product development. Cash used in investing activities was $926,000 in the year ended December 31, 2007, compared to $1,199,000 in the year ended December 31, 2006. Current year expenditures were $214,000 for purchases of property and equipment and $713,000 for capitalization of software development, primarily for Repertoire Development and SmartMusic Impact.

     Cash provided by financing activities was $1,688,000 in the year ended December 31, 2007, compared to $230,000 in the year ended December 31, 2006. The increase in cash from financing activities in 2007 is attributable to cash received from the exercise of stock options and warrants. Although we had several warrant exercises during the first quarter of 2008, we expect cash provided from financing activities to be lower in 2008 due to the fact that the significant majority of our outstanding warrants expired on February 28, 2008.
     As of December 31, 2007, we had cash and cash equivalents of $6,041,000 and as of December 31, 2006, the balance was $3,130,000.
Contractual Obligations and Commitments
     As of December 31, 2007, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital Lease	Operating Lease	Total Lease
	Obligations	Obligations	Obligations
		(in thousands)
2008	$70	$186	$256
2009	66	191	257
2010	60	192	252
2011	20	48	68
Thereafter	0	0	0

	$216	$617	$833

     From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2007 no such losses existed.
New accounting pronouncements. Refer to Note 3 in the audited financial statements.

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
     We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2007, and 2006 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2007, and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
     As described in Note 2 to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”).
     We were not engaged to examine management’s assertion about the effectiveness of MakeMusic, Inc.’s internal control over financial reporting as of December 31, 2007 included in this Annual Report on Form 10-KSB under the caption “Management’s Report on Internal Controls over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP
Minneapolis, Minnesota
March 5, 2008

MakeMusic, Inc.
Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$6,041	$3,130
Accounts receivable (net of allowance of $38 and $149 in 2007 and 2006, respectively)	1,491	1,664
Inventories	332	347
Prepaid expenses and other current assets	211	199

Total current assets	8,075	5,340

Property and equipment, net	730	663
Capitalized software products, net	1,418	954
Goodwill	3,630	3,630
Other non-current assets	29	39

Total assets	13,882	10,626

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	57	10
Accounts payable	427	507
Accrued compensation	1,131	1,066
Other accrued liabilities	184	254
Post contract support	169	181
Reserve for product returns	365	429
Current portion of deferred rent	26	25
Deferred revenue	1,702	1,199

Total current liabilities	4,061	3,671

Capital lease obligations, net of current portion	132	15
Deferred rent, net of current portion	69	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000 Issued and outstanding shares — 4,517,803 and 3,971,229 in 2007 and 2006, respectively	45	40
Additional paid-in capital	65,017	62,896
Accumulated deficit	(55,442)	(56,092)

Total shareholders’ equity	9,620	6,844

Total liabilities and shareholders’ equity	$13,882	$10,626

See accompanying notes.

MakeMusic, Inc.
Statements of Income
(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2007	2006

Notation revenue	$10,980	$10,267
Smart Music revenue	2,900	2,164
Other revenue	700	547

NET REVENUE	14,580	12,978

COST OF REVENUES	2,228	1,847

GROSS PROFIT	12,352	11,131

OPERATING EXPENSES:
Development expenses	4,278	3,474
Selling and marketing expenses	4,045	4,114
General and administrative expenses	3,504	3,388

Total operating expenses	11,827	10,976

INCOME FROM OPERATIONS	525	155

Interest income	151	94
Interest expense	(18)	(1)
Other income (expense)	(6)	16

Income before income tax	652	264

Income tax expense	2	9

Net income	$650	$255

Income per common share:
Basic	0.16	0.07
Diluted	0.15	0.06

Weighted average common shares outstanding:
Basic	4,164,544	3,916,578
Diluted	4,464,585	4,551,031
See accompanying notes.

MakeMusic, Inc.
Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except share data)

			Additional		Other	Shareholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at December 31, 2005	3,856,654	$39	$62,459	$(56,347)	$14	$6,165

Exercise of stock options and warrants	114,575	1	238	—	—	239

Compensation under FAS 123(R)	—	—	189	—	—	189

Issuance of stocks, stock options and warrants for services	—	—	10	—	—	10

Change in other comprehensive income	—	—	—	—	(14)	(14)

Net Income	—	—	—	255	—	255

Balance at December 31, 2006	3,971,229	$40	$62,896	$(56,092)	$—	6,844

Exercise of stock options and warrants	546,574	5	1,722	—	—	1,727

Compensation under FAS 123(R)	—	—	399	—	—	399

Net Income	—	—	—	650	—	650

Balance at December 31, 2007	4,517,803	$45	$65,017	$(55,442)	$—	$9,620

See accompanying notes.

MakeMusic, Inc.
Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended	Year Ended
	2007	2006

Cash flows from operating activities
Net income	$650	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	414
Loss (gain) on disposal of property and equipment	6	(11)
Compensation under FAS 123(R)	399	199
Net change in assets and liabilities:
Accounts receivable	173	(660)
Inventories	15	88
Prepaid expenses and other current assets	(9)	(33)
Accounts payable	(80)	66
Accrued liabilities and product returns	(107)	546
Deferred revenue	503	283

Net cash provided by operating activities	2,149	1,147

Cash flows from investing activities
Purchases of property and equipment	(214)	(552)
Proceeds from disposal of property and equipment	1	3
Capitalized development and other intangibles	(713)	(650)

Net cash used in investing activities	(926)	(1,199)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	1,727	239
Payments on long-term debt and capital leases	(39)	(9)

Net cash provided by financing activities	1,688	230

Net increase in cash and cash equivalents	2,911	178
Cash and cash equivalents, beginning of year	3,130	2,952

Cash and cash equivalents, end of year	$6,041	$3,130

Supplemental disclosure of cash flow information
Interest paid	$18	$1
Income taxes paid	2	9
Other non-cash investment and financing activities
Equipment acquired under capital lease	203	29
     See accompanying notes.

Notes to Financial Statements
1. Description of Business
     MakeMusic develops and markets proprietary music technology solutions under the Finale® and SmartMusic® brands that enhance music learning and composition, increase productivity and make practicing and performing music fun. Our innovative products provide easy-to-use, efficient alternatives to traditional practice, education, and composition techniques. Software product sales are made through traditional distribution channels and MakeMusic’s websites.
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the lives of the subscriptions. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. For our bundled products, we recognize revenue based on Vendor Specific Objective Evidence (VSOE) of fair value of the individual components.
     Customers are entitled to a free upgrade if we launch a new version of a software product within a specified period after a customer originally purchased their software. In this event, we defer a portion of the sale price applicable to the upgrade for products sold within the upgrade replacement window until such time that the upgrade is shipped.
     When a new version of Finale is released, dealers retain the right to return any unsold versions of the prior release (normally 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The history of these returns is tracked and revenue is deferred based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.
     Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Revenue for the years ended December 31, 2007, and 2006 includes $639,000 and $547,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2007 and 2006 includes $436,000 and $392,000 of shipping expense, respectively.
     We record revenue net of any sales tax, use tax and value added tax.
Net Income Per Common Share
     For years ended December 31, 2007, and 2006 diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per shares (Note 5). The dilutive effect of the additional shares for the years ended December 31, 2007 and 2006, was to increase the weighted average shares outstanding by 300,041and 634,453 respectively.

2. Summary of Significant Accounting Policies (Continued)
Segment Reporting
     The Company operates in one industry segment; the design, development, support, and marketing of application software solutions to music educators, music-makers, and the music publishing industry. Product distribution is carried out via the Internet as well as through a variety of strategic partnerships and distribution networks in the United States and many foreign countries. See Note 10 for geographic data.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
Fair Value of Financial Instruments
     At December 31, 2007, and 2006 the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations approximated their market values based on the short-term maturities of these instruments. As of December 31, 2006 and December 31, 2007, the company had no short-term or long-term investments.
Accounts Receivable
     Accounts receivable are recorded for all credit sales at the time the products are shipped to the customers. Credit terms for dealers and distributors are generally net 30 days and are granted on the basis of credit references and payment history. Certain large volume dealers and distributors are granted payment terms of 60 days. Schools submit purchase orders for shipments with payment due in 30 days. Sales to individuals are paid prior to shipment with a credit card or prepayment with the order. Payments not received within the agreed-upon terms are considered past due.
     The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail, and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the accounts are written off against the allowance for doubtful accounts and if significant, sent to collections.
Inventories
     Inventories are stated at the lower of weighted average cost or market, using the first-in first-out (FIFO) method, and consist of finished products and components, net of a reserve for obsolescence. An analysis of obsolescence reserves is conducted quarterly.
Property and Equipment
     Property and equipment are stated at their acquisition costs net of accumulated depreciation. Depreciation is computed by using the straight-line method over the estimated useful lives of the purchased software (three years), computer equipment (three years), and furniture (five years).
     Property and equipment held under capital leases are capitalized and depreciated over the useful lives of the assets, in case of a contractual option to buy, or over the residual lives of the lease contracts.
Capitalized Software Products
     Capitalized software products consist of expenditures to develop software products for sale, including repertoire software and website development.

2. Summary of Significant Accounting Policies (Continued)
Product development.
     Costs incurred in the development of software products are capitalized in accordance FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
     Costs capitalized in accordance with FAS 86 for the development of SmartMusic Impact application as of December 31, 2007 and 2006, net of amortization and reserves were $434,000 and $404,000 respectively. The capitalized amount represents costs of developing the SmartMusic Impact interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. In addition, at December 31, 2007, costs capitalized for the development of new products not yet introduced was $12,000. Amortization of these costs will begin when the product is released for sale. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable. In the years ended December 31, 2007, and 2006 it was determined that no impairment had occurred related to the capitalized software development costs.
     As of December 31, 2007, and 2006, costs capitalized for the development of repertoire software, net of amortization and reserves, were $972,000 and $550,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a large ensemble title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized repertoire development costs may not be recoverable. For the years ended December 31, 2007 and 2006, amortization was $180,000 and $165,000, respectively.
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
Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

2. Summary of Significant Accounting Policies (Continued)
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
     Our provision for income taxes in 2007 and 2006 has been offset by a reduction in the deferred tax valuation allowance. The only income tax expenses recorded during these periods were minimum state income tax payments. Due to the uncertainty regarding the realization of our deferred income tax assets and specifically net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets at both December 31, 2007 and 2006. The potential decrease or increase of the valuation allowance in the near term is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic.
     On January 1, 2007, we implemented FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We completed our review of uncertain tax positions during the quarter ended March 31, 2007, and recorded a FIN 48 reserve of $2,962,000, all of which related to deferred tax assets that are fully reserved for financial reporting purposes. Due to the reduction in our deferred tax asset valuation allowance offsetting the FIN 48 reserve, the adoption of FIN 48 did not result in an adjustment to opening retained earnings. During 2007 our FIN 48 reserve was increased by $171,000 to $3,133,000 as a result of tax positions taken in the current year.
     Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2007, we have recognized no liability related to interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.
     As of December 31, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2007, are 2003 to 2007.
Stock-Based Compensation
     A stock-based compensation plan is currently offered to MakeMusic employees, board members, and consultants. This plan is administered by the compensation committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 for additional information related to our stock-based compensation plans.

2. Summary of Significant Accounting Policies (Continued)
     Effective January 1, 2006, SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123(R)), was adopted utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) incentive stock option grants were accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, we recognized no compensation expense for stock option grants. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased, or cancelled. Compensation cost recognized in 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     Stock compensation expense for the years ended December 31, 2007 and 2006, was $399,000 and $189,000 respectively.
     During 2006 and 2007 we used the Black-Scholes option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	2007	2006

Risk-free interest rate	4.5%	3.2%
Expected life, in years	3.5	3.7
Expected volatility	83.23%	87.43%
Dividend yield	0.00%	0.00%
     Expected volatility is based on the historical volatility of our share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised which is generally consistent with the vesting period. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2. Summary of Significant Accounting Policies (Continued)
Advertising and Promotion
     Product costs for promotional samples are classified in the statement of income as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $1,039,000 and $959,000 for the years ended December 31, 2007 and 2006, respectively.
Deferred Rent
     Rent expense is recognized on a straight line basis over the terms of the leases. The difference between rent expense recognized on the straight line basis and rent actually paid under the terms of the lease agreements is recorded as a deferred rent liability in the accompanying balance sheet.
Use of Estimates
     Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.
3. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157, Fair Value Measurements to increase consistency and comparability in fair value measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs, and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for fiscal years beginning after November 15, 2007, and all interim periods within the fiscal year and is applied on a prospective basis. We are currently evaluating the impact of adopting FASB Statement 157 on our financial statements.
     In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. This statement is effective as of the beginning of the first fiscal year which begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the company has also elected to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the impact of adopting FASB Statement 159 on our financial statements.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year beginning January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R on our financial statements.

3. New Accounting Pronouncements (Continued)
     In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact of adopting FASB Statement No. 160 on our financial statements.
4. Supplemental Balance Sheet Information
Inventories
Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)
Components	$347	$330
Finished goods	65	146
Reserve for obsolescence	(80)	(129)

	$332	$347

Property and Equipment
Property and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment and software	$2,804	$2,614
Office furniture and other	619	404

	3,423	3,018
Less accumulated depreciation	(2,693)	(2,355)

	$730	$663

     Depreciation expense for years ended December 31, 2007 and 2006 was $344,000 and $239,000 respectively.
     Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $203,000 and $29,000 of gross assets held as capital leases which had accumulated depreciation of $40,000 and $5,000 as of December 31, 2007 and 2006, respectively.

4. Supplemental Balance Sheet Information (Continued)
Capitalized Software Products
Capitalized software products are as follows:

	December 31,
	2007	2006
	(In thousands)
Software translation	$125	$125
SmartMusic website	461	461
Impact development	511	403
New products not yet introduced	12	0
Repertoire development	1,813	1,209

	2,922	2,198
Less accumulated depreciation and amortization	(1,504)	(1,244)

	$1,418	$954

     Amortization expense related to the capitalized software was $249,000 and $165,000 for the years ended December 31, 2007, and 2006, respectively. Of the remaining $1,418,000 in capitalized software, $12,000 is for software development and $547,000 is for repertoire development in progress that has not yet been released into a current product. When the content that is currently in development is released into current product from time to time, these additional amounts will also be amortized over five years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2008	$351
2009	287
2010	287
2011	286
2012	161
2013	46

$1,418
Goodwill
     Goodwill of $3,630,000 resulted from a reverse merger in 2000. On an annual basis, we analyze the value of goodwill by comparing our market value to book equity as an indication of whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2007, and 2006 indicated no impairment had occurred in either year.
Other Non-current Assets
     Other non-current assets, net, consist of the following:

	December 31,
	2007	2006
	(In thousands)
Patents and trademarks	$20	$28
Prepaid royalties	9	11

	$29	$39

4. Supplemental Balance Sheet Information (Continued)
Deferred Revenue
     Deferred revenue is composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic websites, and deposits for royalties earned from partners incorporating MakeMusic products into their sales items.

	December 31,
	2007	2006
	(In thousands)
Deferred SmartMusic subscription revenue	$1,630	$1,094
Deferred notation revenue	10	37
Deposits	62	68

	$1,702	$1,199

Other Accrued Liabilities
     Other accrued liabilities are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2007	2006
	(In thousands)
Accrued royalties	40	22
Other	144	232

	$184	$254

5. Shareholders’ Equity
Stock Options and Warrants
     The Company has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 950,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be at least equal to the stock’s fair market value at the grant date. The Company’s previous stock option plan (the 1992 Plan) expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. Under the 1992 Plan, all options vest over periods of up to six years and were granted at prices that must be at least equal to the stock’s fair market value at the grant date. There were 690,558 options outstanding under the 2003 plan and 22,210 options outstanding under the 1992 plan as of December 31, 2007.

5. Shareholders’ Equity (Continued)
     The following table represents stock option activity for the twelve months ended December 31, 2007:

				Weighted Average
	Shares Reserved for		Weighted Average	Remaining Contract
	Grant	Plan Options	Exercise Price	Life
Outstanding at December 31, 2006	208,819	671,495	$3.81
Granted	(266,833)	266,833	$6.05
Expired	—	(7,800)	$29.87
Cancelled	113,174	(113,174)	$4.16
Exercised	—	(104,586)	$3.55

Outstanding at December 31, 2007	55,160	712,768	$4.34	3.2 Years

Outstanding exercisable at December 31, 2007	—	356,849	$3.96	2.6 Years

     The weighted-average fair value of options granted during 2007 and 2006 (computed using the Black-Scholes method) was $3.57 and $4.27, respectively.
     The following summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices			Options Outstanding			Options Exercisable
				Weighted
				Remaining
				Contractual	Weighted		Weighted
			Number	Life	Exercise	Number	Exercise
From		to	Outstanding	(in Years)	Price	Outstanding	Price

$2.27	to	$2.27	265,003	2.52	$2.27	146,584	$2.27
$2.28	to	$3.50	71,729	1.86	$2.35	71,729	$2.35
$3.51	to	$6.00	275,795	3.51	$5.66	95,795	$5.39
$6.01	to	$10.00	68,833	6.08	$6.25	12,833	$6.10
$10.01	to	$11.00	31,408	2.08	$10.59	29,908	$10.61

	Total		712,768	3.16	$4.34	356,849	$3.96

     At December 31, 2007, the aggregate intrinsic value of options outstanding was $4,051,000 and the aggregate intrinsic value of options exercisable was $2,174,000. Total intrinsic value of options exercised during 2007 was $249,000. At December 31, 2007, there was $436,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.1 years.
     There were no new warrants issued during 2007 or 2006. Total warrants of 187,241 at a weighted average exercise price of $2.53 are outstanding at December 31, 2007, all of which are exercisable. The warrants expire as follows:
2008 — 157,158
2010 —   15,083
2011 —   15,000
     During fiscal year ended December 31, 2007, a total of 441,987 warrants were exercised at an average exercise price of $3.07. From January 1, 2008 through February 29, 2008, 110,726 warrants were exercised at an average price of $2.48 and warrants totaling 46,432 expired.

6. Commitments
Capital Lease Obligations
     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2008	$70
2009	66
2010	60
2011	20

Total minimum lease payments	216
Less amount representing interest	27

Present value of net minimum lease payments	189
Less current portion	57

Long-term portion	$132

Operating Leases
     The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2007, are as follows (in thousands):

2008	$186
2009	191
2010	192
2011	48

Total	$617

     Rent expense, including common area maintenance expense for the years ended December 31, 2007, and 2006 was $232,000 and $280,000, respectively.
7. 401(k) Savings Plan
     The Company has a 401(k) savings plan for the benefit of qualified U.S. employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2007 or 2006.

8. Income Taxes
     The tax effects of temporary differences for 2007 and 2006 at an assumed effective annual rate of 36% (combined federal rate and state tax rate) for both years are shown in the following table:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$7,027	$7,472
Research and development credits	1,033	875
Inventory	29	47
Depreciation and amortization	157	116
Deferred revenue	590	407
Software development and prepaid royalties	85	89
Accrued expenses	386	390
Accounts receivable	14	53
AMT credit carryforward	17	0
Valuation allowance for deferred tax assets	(8,791)	(9,066)

Net deferred tax assets	547	383
Deferred tax liability:
Software development costs	547	383
Net deferred taxes	$—	$—

     Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of the net deferred tax assets and has provided a valuation allowance against all of the net deferred tax assets.
     A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense included in the statements of income is as follows:

	December 31,
	2007	2006
	(In thousands)
Income tax expense computed at the statutory rate	$222	$90
State tax expense, net of calculated federal income tax effects	13	5
Change in deferred tax rate	—	463
True up of NOL	76	28
R&D Credits	(171)	(139)
Change in Valuation Allowance	(275)	(501)
Permanent differences	146	56
Other	(9)	7

Income tax expense	$2	$9

8. Income Taxes (Continued)
Net Operating Losses
     At December 31, 2007, we had net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates (in thousands):

		Research and
	Net Operating Loss	Development Credits
2008	$—	$72
2009	548	90
2010	2,128	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,472	36
2020	4,414	—
2021	3,037	72
2022	1,375	116
2023	2,056	72
2024	—	91
2025	—	68
2026	—	71
2027	—	171

	$19,728	$1,033

     Section 382 of the Internal Revenue Code restricts the annual utilization of NOL’s incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available. We have yet to determine whether any limitation on these NOLs exists at December 31, 2007.
9. Litigation
     In the ordinary course of business, we may be party to legal actions, proceedings, or claims. Corresponding costs are accrued when it is probable that a loss will be incurred and the amount can be precisely or reasonably estimated. We are currently not aware of any threatened or actual litigation that would have a material effect on its financial condition or results of operations.
10. Segment and Geographic Data
     We operate in one industry segment: the design, development, support, and marketing of application solutions to music educators, music-makers, and the music publishing industry. We provide the technologies, products, and services to optimize the entire music-maker supply chain.

10. Segment and Geographic Data (Continued)
All of our long-lived assets are located in North America. The geographic distribution of our revenues and long-lived assets are summarized in the following table:

	December 31,
	2007	2006
	(In thousands)
Net sales:
North America	$11,928	$10,740
Europe	1,468	1,165
Japan	723	606
Other foreign countries	461	467

	$14,580	$12,978

11. Liquidity
     Net cash provided by operating activities was $2,149,000 for the year ended December 31, 2007, compared to $1,147,000 provided by operating activities for the year ended December 31, 2006. We expect to continue to generate positive operating cash flow in the foreseeable future, but not necessarily every quarter. If we do not meet our anticipated revenue levels due to a significantly later-than-anticipated notation product release or a decrease in demand for our products, management is committed to expense reductions in sales, marketing, and other areas as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset such a decrease in revenue, we may have to seek additional financing. There can be no assurances that such financing will be available on attractive terms or at all.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Our co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting refers to the process designed by, or under the supervision of, our co-Chief Executive Officers and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.
     Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
     All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The names and ages of the executive officers of MakeMusic and their positions and offices presently held are as follows:

Name	Age	Position

John W. Paulson	59	co-Chief Executive Officer

Ronald B. Raup	57	co-Chief Executive Officer

Karen L. VanDerBosch	44	Chief Financial Officer and Treasurer
     John W. Paulson, founder of MakeMusic, was elected to the position of Chief Executive Officer in October 2006 and has served as co-Chief Executive Officer since December 2007. During the six years prior to his election to the position of Chief Executive Officer, Mr. Paulson held various management roles with MakeMusic, including serving as our President and as a director since 1990 and as our Chairman, and Chief Executive Officer from 1990 to 2000. From 1982 to 1990, Mr. Paulson was Chairman and Chief Executive Officer of Springboard Software, Inc., a publicly held company he founded to develop and market educational consumer software products. Prior to founding Springboard, Mr. Paulson was a public school music teacher for nine years. He has a Master of Arts in Music Education from the Eastman School of Music, is a published composer, and has performed as a professional musician for more than 10 years. Mr. Paulson has served on the Board of Directors of the National Association of Music Merchants, the Wenger Corporation, and the St. Paul Chamber Orchestra.
     Ronald B. Raup, was promoted to co-Chief Executive Officer in December 2007, and has served as President, Chief Operating Officer and director since October 2006. Prior to that, Mr. Raup served as Chief Marketing Officer from September 2005 until October 2006, and as a member of our Board of Directors from September 2004 until September 2005. Mr. Raup has over thirty years of experience in the music products industry. From 2003 through 2005, he served as Vice President-Piano Division of Brook Mays Music Company, the largest full-line music products retailer in North America. Prior to joining Brook Mays, Mr. Raup was employed by MakeMusic where he served as President and Chief Operating Officer from 1995 until 1999. Mr. Raup has also served as Senior Vice President of Marketing and Sales at Yamaha Corporation of America, the largest music products company in the world. He also served on Yamaha’s Board of Directors. Mr. Raup has served on various industry boards including the International Association of Music Merchants.
     Karen L. VanDerBosch, joined MakeMusic as Chief Financial Officer and Treasurer in December 2006. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software, and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc.
     Additional information required by Item 9 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” that appear in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
     The information required by this Item 10 is contained in the section entitled “Executive Compensation” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 11 regarding security ownership of certain holders is contained in sections entitled “Principal Shareholders and Management Shareholdings” that appears in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
     The following table provides information concerning our equity compensation plans as of December 31, 2007.

Number of
securities
remaining available
for future issuance
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted average	(excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in column
	options.	options.	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	712,768	$4.34	55,160

Totals	712,768	$4.34	55,160

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 12 is contained in the section entitled “Certain Transactions and Business Relationships” that appears in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 13. EXHIBITS
     See “Exhibit Index” immediately following the certifications to this Form 10-KSB for a description of the documents that are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 is contained in the section entitled “Independent Registered Public Accounting Firm, Audit Fees” that appears in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic, Inc.
Dated: March 7, 2008	By:	/s/ John W. Paulson
John W. Paulson, co-Chief Executive Officer

Dated: March 7, 2008	By:	/s/ Ronald Raup
Ronald Raup, co-Chief Executive Officer

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

Signature and Title	Date
/s/ John W. Paulson John W. Paulson, co-Chief Executive Officer and Director	March 7, 2008
/s/ Ronald B. Raup Ronal B. Raup, co-Chief Executive Officer and Director	March 7, 2008
/s/ Karen L. VanDerBosch Karen L. VanDerBosch, Chief Financial Officer	March 7, 2008
/s/ Jeffrey A. Koch Jeffrey A. Koch, Chairman of the Board, Director	March 7, 2008
/s/ Graham Richmond Graham Richmond, Director	March 7, 2008
/s/ Michael R. Skinner Michael R. Skinner, Director	March 7, 2008
/s/ Robert Morrison Robert Morrison, Director	March 7, 2008
/s/ Keith A. Fenhaus Keith A. Fenhaus, Director	March 7, 2008

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-KSB FOR 2007 FISCAL YEAR

Exhibit
Number	Description

3.1	Restated Articles of Incorporation as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

3.2	Bylaws as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated December 6, 2007

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. — filed herewith

10.1*	Employment Agreement dated October 19, 2000 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2000

10.2
MakeMusic 2003 warrant for private placement at $3.20 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.15 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.3
MakeMusic 2003 warrant for private placement at $0.50 issued February 28, 2003, with list of amounts purchased by directors, officers and principal shareholders — incorporated by reference to exhibit 10.16 to the Registrant’s Form 10-KSB for the year ended December 31, 2002

10.4*	MakeMusic 2003 Equity Incentive Plan, as amended — incorporated by reference to exhibit 10.17 to the Registrant’s Form 10-KSB for the year ended December 31, 2003

10.5*	Board Compensation Plan effective January 23, 2006 incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-KSB for the year ended December 31, 2005

10.6*
Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.7*
Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.8*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.9*	Separation Agreement of Alan Shuler — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended September 30, 2006

10.11*	Separation Agreement and Release with William R. Wolff — incorporated by reference to the Registrant’s Form 8-K filed on December 19, 2006

10.12*	Board Compensation Plan effective February 15, 2007 — filed herewith

10.13*	Employment Agreement dated February 26, 2007 between the Registrant and Ronald B. Raup — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 26, 2007

Exhibit
Number	Description

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-KSB)

31.1	Certification by co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.