Form 10-Q
period 2008-03-31
MAKEMUSIC, INC.
filed 2008-05-09
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
0-26192
(Commission file number)
MAKEMUSIC, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1716250

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7615 Golden Triangle Drive, Suite M
Eden Prairie, Minnesota 55344-3848

(Address of Principal Executive Offices)

(952) 937-9611

(Issuer’s Telephone Number, Including Area Code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of April 30, 2008 there were 4,634,529 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$5,667	$6,041
Accounts receivable (net of allowance of $44 and $38 in 2008 and 2007, respectively)	1,396	1,491
Inventories	325	332
Prepaid expenses and other current assets	205	211

Total current assets	7,593	8,075

Property and equipment, net	702	730
Capitalized software products, net	1,839	1,418
Goodwill	3,630	3,630
Other non-current assets	23	29

Total assets	13,787	13,882

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	58	57
Accounts payable	386	427
Accrued compensation	753	1,131
Other accrued liabilities	218	184
Post contract support	169	169
Reserve for product returns	435	365
Current portion of deferred rent	26	26
Deferred revenue	1,654	1,702

Total current liabilities	3,699	4,061

Capital lease obligations, net of current portion	117	132
Deferred rent, net of current portion	63	69

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,634,529 and 4,517,803 in 2008 and 2007, respectively	46	45
Additional paid-in capital	65,453	65,017
Accumulated deficit	(55,591)	(55,442)

Total shareholders’ equity	9,908	9,620

Total liabilities and shareholders’ equity	$13,787	$13,882

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months
	Ended March 31,
	2008	2007
Notation revenue	$2,556	$2,553
SmartMusic revenue	882	588
Other revenue	184	130

NET REVENUE	3,622	3,271

COST OF REVENUES	507	397

GROSS PROFIT	3,115	2,874

OPERATING EXPENSES:
Development expenses	1,113	978
Selling and marketing expenses	1,175	1,090
General and administrative expenses	985	1,001

Total operating expenses	3,273	3,069

LOSS FROM OPERATIONS	(158)	(195)

Other, net	9	31

Net loss before income tax	(149)	(164)

Income tax expense	0	0

Net loss	$(149)	$(164)

Loss per common share:
Basic	(0.03)	(0.04)
Diluted	(0.03)	(0.04)

Weighted average common shares outstanding:
Basic	4,577,458	4,040,150
Diluted	4,577,458	4,040,150
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months
	Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(149)	$(164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	104
Stock based compensation	139	104
Net change in assets and liabilities:
Accounts receivable	95	210
Inventories	6	29
Prepaid expenses and other current assets	11	63
Accounts payable	(41)	(356)
Accrued liabilities and product returns	(280)	(120)
Deferred revenue	(48)	61

Net cash used in operating activities	(78)	(69)

Cash flows from investing activities
Purchases of property and equipment	(70)	(68)
Capitalized development and other intangibles	(509)	(126)

Net cash used in investing activities	(579)	(194)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	297	358
Payments on long-term debt and capital leases	(14)	(2)

Net cash provided by financing activities	283	356

Net increase (decrease) in cash and cash equivalents	(374)	93
Cash and cash equivalents, beginning of period	6,041	3,130

Cash and cash equivalents, end of period	$5,667	$3,223

Supplemental disclosure of cash flow information
Interest paid	$4	$1
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-KSB.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three months ended March 31, 2008 and 2007 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months
	Ended March 31,
	2008	2007
Weighted-average common shares outstanding	4,577,458	4,040,150

Dilutive effect of stock options and warrants	0	0

Equivalent average common shares outstanding – diluted	4,577,458	4,040,150

The effect of options and warrants are excluded for the three month periods ended March 31, 2008 and 2007 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We did not record a benefit for income tax in the three months ended March 31, 2008 and 2007 as the provision was offset by an increase in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2008 and 2007.

During the first quarter of 2007 we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In the first quarter of 2007 we completed our review of uncertain tax positions and recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption on FIN 48 did not have an effect on the net loss for the quarter ending March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of March 31, 2008 and March 31, 2007, the company had recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of March 31, 2008 the FIN 48 reserve and corresponding valuation allowance was $3,133,000. There was no additional FIN 48 reserve recorded in the quarter ended March 31, 2008.

As of March 31, 2008 and March 31, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2008 are 2004-2007.

Note 4	Stock-Based Compensation. We currently offer a stock-based compensation plan to our employees, directors and consultants. These plans are administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for additional information related to our stock based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2008 and 2007, we recognized $139,000 and $102,000 respectively of expense related to stock based compensation.

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2008	2007
Black-Scholes Model:
Risk-free interest rate	2.97%	3.8%
Expected life, in years	3.5	3.3
Expected volatility	67.17%	87.20%
Dividend yield	0.00%	0.00%
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
The following table represents stock option activity for the three months ended March 31, 2008:

				Weighted
			Weighted	Average
	Shares		Average	Remaining
	Reserved for	Plan	Exercise	Contract
	Grant	Options	Price	Life
Outstanding at December 31, 2007	55,160	712,768	$4.34

Granted	(36,000)	36,000	$10.08
Expired	—	(1,560)	$11.80
Cancelled	—	—	$0.00
Exercised	—	(6,000)	$3.75

Outstanding at March 31, 2008	19,160	741,208	$4.61	3.0 Years

Outstanding Exercisable at March 31, 2008	—	356,849	$3.97	2.4 Years

At March 31, 2008 the aggregate intrinsic value of options outstanding was $3,406,000, and the aggregate intrinsic value of options exercisable was $1,871,000. Total intrinsic value of options exercised was $33,000 for the three months ended March 31, 2008.
At March 31, 2008 there was $513,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.9 years.

Note 5	New and Pending Accounting Pronouncements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The company adopted FASB Statement 157 during the first quarter of 2008. There has been no impact on the company’s financial statements as a result of adoption.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. This statement is effective as of the beginning of the first fiscal year which begins after November 15, 2007. The company adopted FASB Statement 159 during the first quarter of 2008. There has been no impact on the company’s financial statements as a result of adoption.

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
     MakeMusic’s mission is to develop and market solutions that transform how music is composed, taught, learned and performed. This is accomplished by:
•	Providing integrated technology, content and web services to enhance and expand how music is taught, learned and prepared for performance.

•	Providing music education content developers with a technology-enriched publishing platform that leverages their copyrighted assets while simultaneously increasing the content and value of the SmartMusic library.

•	Offering software solutions for engraving and electronically distributing sheet music.
     Among our leading products are SmartMusic® learning software for band, jazz band, orchestra, and choir, and Finale® music notation software.
     The first quarter of 2008 resulted in continued sales growth for SmartMusic and comparable sales for Finale products and overall, an 11% increase over first quarter 2007 net revenue was achieved. Gross margin percentages decreased in the first quarter of 2008 to 86% from 88% in the first quarter of 2007 due to the amortization of software development and repertoire development relating to our SmartMusic and SmartMusic Impact products. Operating expenses increased 7% in the first quarter of 2008, primarily due to increased salaries and benefits related to increased headcount. As a result of the factors mentioned, net loss in the first quarter of 2008 was $149,000, compared to a net loss of $164,000 for the same period last year.
     MakeMusic develops and markets two product lines, SmartMusic and Finale products, that reinforce each other’s features and competitiveness. We believe these innovative products will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and has a large customer database. Music notation software is a niche business with limited but steady growth since only a small percentage of musicians ever notate music.
     We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of titles and skill-development exercises, and a web service to provide students with a compelling experience and teachers with a comprehensive solution for music education and assessment.
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

     During the third quarter of 2007, we implemented a direct sales initiative for SmartMusic. We hired salespeople to focus on school district sales activities and introduced site licenses offering discounts for volume purchases. As of March 31, 2008 we had executed 47 site licenses.
     With the release of SmartMusic Impact in April 2007, in addition to the total number of subscriptions, we began tracking teachers who use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to fifty students or more (Impact teachers) and the average number of students each Impact teacher has. As of March 31, 2008, we had 92,776 total subscriptions and 8,161 educator accounts. Additionally, we reported 498 Impact teachers with an average of 32 student subscriptions per teacher. The number of student subscriptions per Impact teacher declined for the quarter ended March 31, 2008 as we refined our reporting to ensure student subscriptions are only counted once regardless of whether they are enrolled in multiple music courses.
     We have achieved positive cash flow from operations for the last four years, including the most recent year ended December 31, 2007. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. In spite of tight budgets in the school systems, we are confident that we can continue annual profitability due to our improvements in operations, established customer base and partnerships within the music industry and education providers.
     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.
Results of Operations
     The following table summarizes key operating information for the three months ended March 31, 2008 and 2007.

	3 Months Ended March 31,
	2008	2007	Incr (Decr)%
	($ in thousands)		($ in thousands)
Notation revenue	$2,556	$2,553	$3	0%
SmartMusic revenue	882	588	294	50%
Other revenue	184	130	54	42%

Net revenue	3,622	3,271	351	11%
Cost of revenues	507	397	110	28%

Gross profit	3,115	2,874	241	8%
Percentage of net sales	86%	88%

Development expense	1,113	978	135	14%
Selling and marketing expense	1,175	1,090	85	8%
General and administrative expense	985	1,001	(16)	(2)%

Total operating expense	3,273	3,069	204	7%

Operating loss	(158)	(195)	37	19%
Other income	9	31	(22)	(71)%

Net loss before taxes	($149)	($164)	$15	9%
Income tax provision	0	0	0	0%

Net loss	($149)	($164)	$15	9%

Comparison of the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007
     Net revenue. Net revenue increased 11% from $3,271,000 in the three-month periods ended March 31, 2007 to $3,622,000 in the three-month period ended March 31, 2008.
     Notation revenue increased by $3,000 to $2,556,000 when comparing the three-month period ended March 31, 2008 and 2007. Notation revenue increases during the quarter were minimal due to the release cycle of our products. The first quarter of 2007 included the release of Allegro® 2007 as well as higher sales from the release of Finale Songwriter™ which was released late in 2006. New versions of these products are released biannually.
     The $294,000 increase in SmartMusic revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and SmartMusic Impact™ that was released in 2007. We also introduced SmartMusic site licenses in September 2007 with the intent of encouraging school district deployments of SmartMusic student subscriptions. The special site license pricing is two-tiered: 100 or more subscriptions reduces all prices by 15%; 500 or more subscriptions reduces all prices by 25%. Additionally, in 2007, we established a direct sales force focused on district level sales. As of March 31, 2008, there were 47 site licenses for SmartMusic.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic revenue for the quarter ended March 31, 2008, was $882,000, an increase of $294,000, or 50%, over the quarter ended March 31, 2007. Total unearned SmartMusic subscription revenue (deferred revenue) was $1,590,000 as of March 31, 2008, an increase of $490,000, or 45%, over the balance at March 31, 2007. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 8,161 schools have purchased SmartMusic, an increase of 34% over the 6,085 schools that had purchased it as of March 31, 2007. Total SmartMusic subscriptions as of March 31, 2008 number 92,776, representing a net gain of 32,815, or 55% over the March 31, 2007 subscription count of 59,961.
     In April 2007, we launched SmartMusic Impact, a web-based service that is designed to manage student assignments, recordings, and grades while documenting the progress of each student. With the release of SmartMusic Impact, we began tracking teachers that use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to 50 or more students (Impact teachers). As of March 31, 2008, we had 498 Impact teachers and the average number of student subscriptions per Impact teacher was 32.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended March 31, 2008, was $181,000, which was $77,000, or 74%, greater than revenue of $104,000 for SmartMusic accessories in the quarter ended March 31, 2007. This increase is due to the increase in SmartMusic subscribers. Additionally, we increased the selling price of microphones from $15.00 to $19.95 in January 2008. We continue to focus specific marketing activities on SmartMusic and Impact and anticipate continued growth in the number of subscriptions in the future.
     Gross profit. Gross profit in the quarter ended March 31, 2008 increased by $241,000 to $3,115,000 compared to the quarter ended March 31, 2007. The increase in gross profit for the three months ended March 31, 2008 is a result of the increase in revenues offset by higher repertoire development amortization as a result of our increased repertoire in SmartMusic and amortization of capitalized development for SmartMusic Impact which was launched in April 2007. Repertoire development amortization as a percentage of SmartMusic revenue was 10% for the current quarter as compared to 5% for the same quarter last year. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margin as a percentage of sales was 86% and 88% in the three months ended March 31, 2008 and 2007, respectively.
     Development expense. Development expenses increased 14% to $1,113,000 from $978,000 when comparing the quarters ended March 31, 2008 and 2007. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products as well as SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the first quarter of 2008 compared to 2007 due to staff increases in order to achieve numerous development goals. We anticipate increased development costs as we continue to expand the repertoire included in SmartMusic and continue to improve and simplify the SmartMusic enrollment and purchase processes.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 8% to $1,175,000 in the quarter ended March 31, 2008 compared to $1,090,000 for the quarter ended March 31, 2007. The increase in expenses is primarily due to increased costs related to establishing a direct sales force and increased customer support costs as a result of our expanded customer base. We anticipate sales and marketing expenses to increase throughout 2008 compared to 2007 as we plan to strengthen our sales and marketing efforts on SmartMusic site licenses and ramp-up promotional and public relations activities.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses decreased 2% to $985,000 during the first quarter of 2008 compared to $1,001,000 for the same period of 2007. General and administrative costs decreased primarily as a result of decreased consulting expenses related to Sarbanes Oxley 404 implementation and the adoption of FIN48 which occurred in the first quarter of 2007.
     Operating loss. Net loss from operations decreased to $158,000 for the three months ended March 31, 2008 compared to a net loss from operations of $195,000 in the three months ended March 31, 2007. The improvement in operating performance in the first quarter was due mainly to the continued strong performance of our SmartMusic product offset in part by the increased development and selling and marketing costs noted above, when compared to the same period last year.
     Net loss. Net loss in the first quarter of 2008 decreased to $149,000, or $0.03 per basic and diluted share, compared to net loss of $164,000, or $0.04 per basic and diluted share, in the first quarter of 2007. The decrease in net loss during the first quarter was due mainly to the same factors noted above in “Net Loss from Operations”.
     Liquidity and capital resources. Net cash used by operating activities was $78,000 for the quarter ended March 31, 2008, compared to $69,000 of cash used by operating activities in the quarter ended March 31, 2007. The increase in cash used in the first quarter of 2008 compared to the same period in 2007 is primarily the result of increased working capital requirements for accounts payable changes, offset by our improved operating performance for the 2008 period.
     Net cash used in investing activities was $579,000 for the quarter ended March 31, 2008, compared to $194,000 cash used in investing activities for the comparable quarter of 2007. The increase is primarily due to the increase of capitalization of software development, primarily for Repertoire Development.
     Net cash provided by financing activities decreased from $356,000 in the first quarter of 2007 to $283,000 in the first quarter of 2008. This decrease is due to fewer stock options and warrants exercised during the first quarter of 2008 compared to the first quarter of 2007. We expect cash provided from financing activities to be lower in 2008 due to the fact that substantially all our outstanding warrants expired on February 28, 2008.
     Cash and cash equivalents as of March 31, 2008 was $5,667,000 compared to $3,223,000 as of March 31, 2007. The increase in cash is due to our net income reported for year-ended December 31, 2007, improved working capital, the increase in SmartMusic subscriptions and the exercise of warrants and options. We have significantly improved our operating cash flow over the last few years. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which typically occur in the third or fourth quarter, and school budget cycles.
     Management believes that we currently have sufficient cash to finance operations for the foreseeable future. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations.

Item 4T. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. Our co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. .
     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Forward Looking and Cautionary Statements
     The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our intent to achieve significant growth in the music education industry; our expectations relating to future cash flows; our expectations regarding strength of operations, our customer base and industry partnerships; our intent to focus specific marketing activities on SmartMusic and Impact; our expectations regarding future subscription growth for SmartMusic; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; and our belief that sales and marketing expense will increase during 2008. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the success of our SmartMusic subscription business; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered equity securities during the quarter ended March 31, 2008.
     Pursuant to the exercise of warrants by certain warrant holders during the quarter ended March 31, 2008, we issued 29,476 shares of common stock at $0.50 per share to two investors and 81,250 shares of common stock at $3.20 per share to three investors. For all issuances, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering, the recipients took the securities for investment and not for resale, and we took appropriate measures to restrict transfer.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Amendment to Board Compensation Plan. On January 31, 2008, our Board of Directors amended our Board Compensation Plan, which was originally adopted on February 15, 2007. The amendment provides that all non-employee directors who are not otherwise receiving compensation from MakeMusic will receive director fees for their service. In addition, the amendment clarifies that the stock grant to which “Eligible Directors” are entitled will be made as of the first business day of each fiscal year. All other terms of the Board Compensation Plan, including the amount of director fees payable thereunder, remain unchanged. The full text of the Board Compensation Plan, as amended, is attached as Exhibit 10.12 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and is incorporated by reference herein.
     Executive Compensation Plan. On January 3, 2008, the Compensation Committee of our Board of Directors approved an Executive Compensation Plan (the “Plan”), pending approval by shareholders of the increase in the number of shares available under the Company’s 2003 Equity Incentive Plan. The Plan is applicable to our co-Chief Executive Officers, Chief Financial Officer and certain other key employees and provides for cash, restricted stock unit awards that will vest over a four-year period and discretionary option grants. All equity awards made pursuant to the Plan will be governed by the Company’s 2003 Equity Incentive Plan. The amount of cash and restricted stock units payable to our named executive officers under the Plan will be based on the Company’s achievement of 2008 performance targets for operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions, with a maximum of $160,000 cash and $160,000 of restricted stock units for each of our Co-Chief Executive Officers and a maximum of $99,000 cash and $99,000 of restricted stock units for our Chief Financial Officer. In addition, the Compensation Committee may grant options to our named executive officers or other employees if certain performance levels are achieved. The full text of the Executive Compensation Plan is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Item 6. Exhibits
     See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	MAKEMUSIC, INC.

	By:	/s/ John W. Paulson
John W. Paulson, co-Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Ronald Raup

Ronald Raup, co-Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch

Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
Three months ended March 31, 2008

Exhibit No.	Description

10.1*	Executive Compensation Plan effective January 3, 2008

10.2	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008 — incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

31.1*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.