Form 10-Q
period 2008-06-30
MAKEMUSIC, INC.
filed 2008-08-08
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2008 there were 4,634,529 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,746	$6,041
Accounts receivable (net of allowance of $37 and $38 in 2008 and 2007, respectively)	1,055	1,491
Inventories	451	332
Prepaid expenses and other current assets	294	211

Total current assets	6,546	8,075

Property and equipment, net	815	730
Capitalized software development costs, net	2,209	1,418
Goodwill	3,630	3,630
Other non-current assets	18	29

Total assets	13,218	13,882

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	59	57
Accounts payable	413	427
Accrued compensation	1,089	1,131
Other accrued liabilities	180	184
Post contract support	169	169
Reserve for product returns	469	365
Current portion of deferred rent	27	26
Deferred revenue	1,467	1,702

Total current liabilities	3,873	4,061

Capital lease obligations, net of current portion	102	132
Deferred rent, net of current portion	55	69

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,634,529 and 4,517,803 in 2008 and 2007, respectively	46	45
Additional paid-in capital	65,544	65,017
Accumulated deficit	(56,402)	(55,442)

Total shareholders’ equity	9,188	9,620

Total liabilities and shareholders’ equity	$13,218	$13,882

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
 (Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Notation revenue	$1,625	$1,748	$4,182	$4,302
SmartMusic revenue	859	571	1,740	1,158
Other revenue	117	84	301	214

NET REVENUE	2,601	2,403	6,223	5,674

COST OF REVENUES	442	410	949	807

GROSS PROFIT	2,159	1,993	5,274	4,867

OPERATING EXPENSES:
Development expenses	1,171	1,026	2,284	2,004
Selling and marketing expenses	965	871	2,140	1,961
General and administrative expenses	855	826	1,840	1,827

Total operating expenses	2,991	2,723	6,264	5,792

LOSS FROM OPERATIONS	(832)	(730)	(990)	(925)

Other, net	27	25	36	57

Net loss before income tax	(805)	(705)	(954)	(868)

Income tax expense	6	0	6	1

Net loss	$(811)	$(705)	$(960)	$(869)

Loss per common share:
Basic	(0.17)	(0.17)	(0.21)	(0.22)
Diluted	(0.17)	(0.17)	(0.21)	(0.22)

Weighted average common shares outstanding:
Basic	4,634,529	4,109,392	4,605,993	4,074,962
Diluted	4,634,529	4,109,392	4,605,993	4,074,962
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	6 Months
	Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(960)	$(869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	289
Stock based compensation	231	161
Net change in assets and liabilities:
Accounts receivable	436	707
Inventories	(119)	(51)
Prepaid expenses and other current assets	(76)	97
Accounts payable	(14)	(277)
Accrued liabilities and product returns	45	(189)
Deferred revenue	(235)	1

Net cash used in operating activities	(288)	(131)

Cash flows from investing activities
Purchases of property and equipment	(279)	(107)
Capitalized software development and other intangibles	(997)	(305)

Net cash used in investing activities	(1,276)	(412)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	297	509
Payments on capital leases	(28)	(12)

Net cash provided by financing activities	269	497

Net decrease in cash and cash equivalents	(1,295)	(46)
Cash and cash equivalents, beginning of period	6,041	3,130

Cash and cash equivalents, end of period	$4,746	$3,084

Supplemental disclosure of cash flow information
Interest paid	$7	$8
Income taxes paid	6	0
Other non-cash investment and financing activities
Equipment acquired under capital lease	0	203
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-KSB.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007 in accordance with FASB Statement 128 (“SFAS 128”), Earnings per Share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Weighted-average common shares outstanding	4,634,529	4,109,392	4,605,993	4,074,962
Dilutive effect of stock options and warrants	—	—	—	—
Equivalent average common shares outstanding – diluted	4,634,529	4,109,392	4,605,993	4,074,962

The effect of options and warrants are excluded for the three-month and six-month periods ended June 30, 2008 and 2007 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We did not record a benefit for income tax in the three-month and six-month periods ended June 30, 2008 and 2007 as the provision was offset by an increase in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our Federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2008 and 2007.

During the first quarter of 2007 we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In the first quarter of 2007 we completed our review of uncertain tax positions and recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption on FIN 48 did not have an effect on the net loss for the quarter ending March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of June 30, 2008 and June 30, 2007, we had recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of June 30, 2008 the FIN 48 reserve and corresponding valuation allowance for 2003-2007 was $3,133,000. As of June 30, 2008 and June 30, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months.

Additionally, tax years still open for examination by Federal and major state agencies as of June 30, 2008 are 2004-2007.

Note 4	Stock-Based Compensation. We currently offer a stock-based compensation plan to our employees, directors and consultants. These plans are administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and our 8-K filed on May 27, 2008 for additional information related to our stock based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2008 and 2007, we recognized $92,000 and $64,000, respectively, and for the six months ended June 30, 2008 and 2007, we recognized $231,000 and $161,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2008	2007
Black-Scholes Model:
Risk-free interest rate	3.0%	3.8%
Expected life, in years	3.5	3.3
Expected volatility	67.2%	87.2%
Dividend yield	0.00%	0.00%

Expected volatility is based on the historical volatility of our share price in the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised which is generally the mid-point between the vesting period and the term of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents stock option activity for the six months ended June 30, 2008:

			Weighted	Weighted
	Shares		Average	Average
	Reserved for	Plan	Exercise	Remaining
	Grant	Options	Price	Contract Life
Outstanding at December 31, 2007	55,160	712,768	$4.34

Authorized	550,000
Granted	(36,000)	36,000	$10.08
Expired	—	(15,410)	$10.93
Cancelled	—	—	$0.00
Exercised	—	(6,000)	$3.75

Outstanding at June 30, 2008	569,160	727,358	$4.49	2.8 Years

Outstanding and exercisable at June 30, 2008	—	356,849	$3.97	2.2 Years

At June 30, 2008 the aggregate intrinsic value of options outstanding was $2,414,000 and the aggregate intrinsic value of options exercisable was $1,388,000. Total intrinsic value of options exercised was $33,000 for the six months ended June 30, 2008.

At June 30, 2008 there was $422,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.9 years.

Note 5	New and Pending Accounting Pronouncements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. We adopted FASB Statement 157 during the first quarter of 2008. There has been no impact on our financial statements as a result of adoption.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. This statement is effective as of the beginning of the first fiscal year which begins after November 15, 2007. We adopted FASB Statement 159 during the first quarter of 2008 and have not elected the permitted fair value measurement provisions of this statement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have any impact on our financial position.
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
          Among our leading products are SmartMusic® learning software for band, jazz band, orchestra and choir and Finale® music notation software.
          The first six months of 2008 resulted in continued sales growth for SmartMusic and comparable sales for Finale products. Overall, an increase of approximately 10% in net revenue compared to the first six months of 2007 net revenue was achieved. Gross margin percentages decreased in the first six months of 2008 to 85% from 86% in the first six months of 2007 due to the amortization of software development and repertoire development relating to our SmartMusic and SmartMusic Impact products. Operating expenses increased 8% in the first six months of 2008, primarily due to increased salaries and benefits related to increased headcount to support our direct sales initiative and systems infrastructure. As a result of the factors mentioned, net loss in the first six months of 2008 was $960,000, compared to a net loss of $869,000 for the same period last year.
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
     We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of teachers and their music students. SmartMusic combines a software application, a library of thousands of titles and skill-development exercises and a web service to provide students with a compelling experience and teachers with a comprehensive solution for music education and assessment.
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band, orchestra or choir so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more fun, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more fun and productive leads to rapid student skill-development, increased student confidence, higher student retention and stronger music programs.
     In April 2007 we released SmartMusic 10.0, which includes SmartMusic Impact™, a web-based service designed to manage student assignments, grades and recordings while documenting the progress of each student. The introduction of SmartMusic 10.0 provides music educators and students with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic 10.0 provides access to an ever increasing library of band and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for the next public performance. SmartMusic Impact enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s Impact Gradebook thereby providing teachers with the visible means for measuring student achievement.
     During the third quarter of 2007, we implemented a direct sales initiative for SmartMusic. We hired salespeople to focus on school district sales activities and introduced site licenses offering discounts for volume purchases. As of June 30, 2008 we had executed 97 site licenses.
     With the release of SmartMusic Impact in April 2007, in addition to the total number of subscriptions, we began tracking teachers who use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to fifty students or more (Impact teachers) and the average number of students each Impact teacher has. As of June 30, 2008, we had 95,632 total subscriptions and 8,165 educator accounts. Additionally, we reported 538 Impact teachers with an average of 27 student subscriptions per teacher. This represents a gain of 40 Impact teachers during the quarter ended June 30, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore the number of Impact teachers tends to be higher during the first and second fiscal quarters, which correspond to the second semester of the school year, and restarts at zero on July 1 of each year.
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
Results of Operations
     The following table summarizes key operating information for the three and six months ended June 30, 2008 and 2007.

	3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2008	2007	(Decr)%		2008	2007	(Decr)%
	(In $ thousands)
Notation revenue	$1,625	$1,748	$(123)	-7%	$4,182	$4,302	$(120)	-3%
SmartMusic revenue	859	571	288	50%	1,740	1,158	582	50%
Other revenue	117	84	33	39%	301	214	87	41%

Net revenue	2,601	2,403	198	8%	6,223	5,674	549	10%
Cost of revenues	442	410	32	8%	949	807	142	18%

Gross profit	2,159	1,993	166	8%	5,274	4,867	407	8%
Percentage of net sales	83%	83%			85%	86%

Development expenses	1,171	1,026	145	14%	2,284	2,004	280	14%
Selling and marketing	965	871	94	11%	2,140	1,961	179	9%
General administrative	855	826	29	4%	1,840	1,827	13	1%

Total operating expense	2,991	2,723	268	10%	6,264	5,792	472	8%

Operating loss	(832)	(730)	(102)	-14%	(990)	(925)	(65)	7%

Other income	27	25	2	8%	36	57	(21)	-37%

Net loss before taxes	$(805)	$(705)	$(100)	-14%	$(954)	$(868)	$(86)	10%
Income tax provision	(6)	0	(6)	0%	(6)	(1)	(5)	n/a

Net loss	$(811)	$(705)	$(106)	-15%	$(960)	$(869)	$(91)	10%

Comparison of the three-month and six-month periods ended June 30, 2008 to the three-month and six-month periods ended June 30, 2007
     Net revenue. Revenue increases are primarily due to our increase in SmartMusic subscriptions and the related sales of accessories. Net revenue increased 8% from $2,403,000 to $2,601,000 when comparing the three months ended June 30, 2008 and 2007 and increased by 10% from $5,674,000 to $6,223,000 when comparing the six months ended June 30, 2008 and 2007.
     Notation revenue decreased by $123,000 to $1,625,000 when comparing the three-month periods ended June 30, 2008 and 2007 and decreased by $120,000 when comparing the six-month periods ending June 30, 2008 and 2007. Notation revenue decreases are due to the release cycle of our products. Notation revenue for the three and six months ended June 30, 2007 included the release of Allegro® 2007 as well as higher sales from the release of Finale Songwriter™ which was released late in 2006. New versions of these products have historically been released biannually.
     SmartMusic revenue increased by $288,000 to $859,000 when comparing the three-month periods ended June 30, 2008 and 2007 and increased by $582,000 to $1,740,000 when comparing the six-month periods ended June 30, 2008 and 2007. The increase in SmartMusic revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Impact™ product that was released in 2007. We also introduced SmartMusic site licenses in September 2007 with the intent of encouraging school district deployments of

SmartMusic student subscriptions. The special site license pricing is two-tiered: 100 or more subscriptions reduces all prices by 15%; 500 or more subscriptions reduces all prices by 25%. Additionally, in 2007, we established a direct sales force focused on district level sales. As of June 30, 2008, there were 97 site licenses for SmartMusic.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the six months ended June 30, 2008, was $1,449,000, an increase of $475,000, or 49%, over the six months ended June 30, 2007. Total unearned SmartMusic subscription revenue (deferred revenue) was $1,374,000 as of June 30, 2008, an increase of $386,000, or 39%, over the balance at June 30, 2007. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. As of June 30, 2008, 8,165 schools have purchased SmartMusic, an increase of 32% over the 6,205 schools that had purchased it as of June 30, 2007. Total SmartMusic subscriptions as of June 30, 2008 number 95,632, representing a net gain of 34,604, or 57% over the June 30, 2007 subscription count of 61,028.
     In April 2007, we launched SmartMusic Impact, a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student. With the release of SmartMusic Impact, we began tracking teachers that use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to 50 or more students (Impact teachers). As of June 30, 2008, we had 538 Impact teachers and the average number of student subscriptions per Impact teacher was 27. This represents a gain of 40 Impact teachers during the quarter ended June 30, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore the number of Impact teachers tends to be higher during the first and second fiscal quarters, which correspond to the second semester of the school year, and restarts at zero on July 1 of each year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the three months ended June 30, 2008, was $110,000, which was $32,000, or 41%, greater than revenue of $78,000 for SmartMusic accessories in the three months ended June 30, 2007. Revenue for the sales of accessories for the six months ended June 30, 2008, was $291,000, which was $110,000, or 61%, greater than revenue of $181,000 for SmartMusic accessories in the six months ended June 30, 2007. This increase is due to the increase in SmartMusic subscribers. Additionally, we increased the standard price of microphones from $15.00 to $19.95 in January 2008. We continue to focus specific marketing activities on SmartMusic and Impact and anticipate continued growth in the number of subscriptions in the future.
     Gross profit. Gross profit in the three-month period ended June 30, 2008 increased by $166,000 to $2,159,000 compared to the three-month period ended June 30, 2007. The increase in gross profit for the three months ended June 30, 2008 is a result of the increase in net revenue. Gross margin as a percentage of sales was comparable at 83% for the three months ended June 30, 2008 and 2007.
     Gross profit in the six-month period ended June 30, 2008 increased by $407,000 to $5,274,000 compared to the six-month period ended June 30, 2007. The increase in gross profit for the six months ended June 30, 2008 is a result of the increase in net revenue partially offset by higher repertoire development amortization as a result of increased song titles available for SmartMusic and amortization of capitalized development for SmartMusic Impact, which was launched in April 2007. Repertoire development amortization as a percentage of SmartMusic revenue was 12% for the current six-month period as compared to 11% for the same six-month period last year. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Repertoire development costs are accumulated by title and amortized over a five year period. Gross margin as a percentage of sales was comparable at 85% and 86% for the six months ended June 30, 2008 and 2007, respectively.
     Development expense. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products, as well as SmartMusic repertoire development, business systems and quality assurance. Development expenses increased 14% to $1,171,000, from $1,026,000, when comparing the three months ended June 30, 2008 and 2007 and increased 14% to $2,284,000 when comparing the six months ended June 30, 2008 and 2007. Personnel and contract labor costs increased during the three-month and six-month periods ended June 30, 2008 compared to the same periods in 2007 due to staff increases in order to achieve numerous development goals. Additionally, our business systems expenses increased due to completion of our server co-location project and expansion of our systems infrastructure to support our anticipated SmartMusic subscription growth. We anticipate increased development costs as we continue to expand the repertoire included in SmartMusic and continue to improve and simplify the SmartMusic enrollment and purchase processes.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 11% to $965,000 in the three-month period ended June 30, 2008, compared to $871,000 for the three-month period ended June 30, 2007, and increased 9% to $2,140,000 in the six months ended June 30, 2008 compared to $1,961,000 for the six months ended June 30, 2007. The increase in expenses is primarily due to increased costs related to establishing a direct sales force and increased customer support costs as a result of our expanded customer base. We anticipate sales and marketing expenses to increase throughout 2008 compared to 2007 as we plan to strengthen our sales and marketing efforts on SmartMusic site licenses and ramp-up promotional and public relations activities.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased 4% to $855,000 during the three months ended June 30, 2008, compared to $826,000 for the same period of 2007, and increased 1% to $1,840,000 during the six months ended June 30, 2008, compared to $1,827,000 for the same period of 2007. General and administrative costs increased primarily as a result of payroll and benefits related expenses which were offset by decreased consulting expenses. Consulting expenses were higher in 2007 due to Sarbanes Oxley 404 implementation and the adoption of FIN48 which occurred in the first quarter of 2007.
     Operating loss. Loss from operations increased to $832,000 for the three months ended June 30, 2008 compared to a loss from operations of $730,000 in the three months ended June 30, 2007. Loss from operations for the six months ended June 30, 2008 increased to $990,000 from a loss of $925,000 in the six months ended June 30, 2007. The change in operating performance during the three and six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to the increased development and selling and marketing costs noted above, offset in part by the continued strong performance of our SmartMusic product.
     Net loss. Net loss in the three months ended June 30, 2008 increased to $811,000, or $0.17 per basic and diluted share, compared to net loss of $705,000, or $0.17 per basic and diluted share, in the three months ended June 30, 2007. Net loss in the six months ended June 30, 2008 increased to $960,000, or $0.21 per basic and diluted share, compared to a net loss of $869,000, or $0.22 per basic and diluted share, in the six months ended June 30, 2007. The increase in net loss during the three-month and six-month periods ended June 30, 2008 was mainly due to the same factors noted above in “Net Loss from Operations.”
     Liquidity and capital resources. Net cash used by operating activities was $288,000 for the six months ended June 30, 2008, compared to $131,000 of cash used by operating activities for the six months ended June 30, 2007. The increase in cash used in the first six months of 2008 compared to the same period in 2007 is primarily due to our increased operating loss for the 2008 period.
     Net cash used in investing activities was $1,276,000 for the six months ended June 30, 2008, versus $412,000 cash used in investing activities for the comparable period in 2007. The increase is primarily due to the increase in capitalization of software development, primarily for repertoire development, and increased investment in our business operating systems as we completed the co-location to support our anticipated SmartMusic subscription growth.
     Net cash provided by financing activities was $269,000 during the first six months of 2008 and $497,000 during the first six months of 2007. This change is primarily due to stock option and warrant activity. During the first six months of 2008, $297,000 was received for the exercise of stock options and warrants, versus $509,000 received for the comparable period in 2007. We expect cash provided from financing activities to be lower in the remainder of 2008 due to the fact that substantially all our outstanding warrants expired on February 28, 2008.

     Cash and cash equivalents as of June 30, 2008 was $4,746,000 compared to $3,084,000 as of June 30, 2007. The increase in cash is due to higher net income as of December 31, 2007, the increase in SmartMusic subscriptions and the exercise of warrants and options. We have significantly improved our operating cash flow over the last few years. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which typically occur in the third quarter; timing of customer purchases of new SmartMusic subscriptions, which increase significantly during the fall back to school period; and school budget cycles, which typically are from July 1 to June 30.
     Management believes that we currently have sufficient cash to finance operations for the foreseeable future. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations.
Item 4T. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our co-Chief Executive Officers and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our intent to achieve significant growth in the music education industry; our expectations relating to future cash flows; our expectations regarding strength of operations, our customer base and industry partnerships; our intent to focus specific marketing activities on SmartMusic and Impact; our expectations regarding future subscription growth for SmartMusic; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; our belief that development costs will increase due to improvements to our SmartMusic product; and our belief that sales and marketing expense will increase during 2008. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the success of our SmartMusic subscription business; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic condition ,including the impact of current economic conditions on school and individual budgets; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered equity securities during the quarter ended June 30, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Company’s shareholders was held on Wednesday, May 21, 2008. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of the 4,628,529 shares of common stock outstanding and entitled to vote at the meeting, 4,013,614 shares were represented at the meeting.
The following describes the matters considered by the shareholders at the annual meeting, as well as the results of the votes cast at the meeting:
(a) To elect seven directors of MakeMusic to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified.

NOMINEE	FOR	WITHHELD
Jeffrey A. Koch	3,873,125	140,489
John W. Paulson	4,008,472	5,142
Ronald B. Raup	4,011,989	1,625
Keith A. Fenhaus	4,011,989	1,625
Robert B. Morrison	4,008,489	5,125
Graham Richmond	3,970,167	43,447
Michael Skinner	3,991,151	22,463
(b) To increase the number of authorized shares in the 2003 Equity Incentive Plan from 950,000 to 1,500,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
2,058,236	163,580	13,068	1,778,730
(c)  To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
4,009,874	1,540	2,200	0
Item 5. Other Information
     None.
Item 6. Exhibits
     See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	MAKEMUSIC, INC.
	By:	/s/ John W. Paulson
John W. Paulson, co-Chief Executive Officer
(Principal Executive Officer)

And:	/s/ Ronald Raup
Ronald Raup, co-Chief Executive Officer
(Principal Executive Officer)

And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended June 30, 2008

Exhibit No.	Description

10.1	Equity Incentive Plan, as amended on May 21, 2008 – incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K filed May 27, 2008.

31.1*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.