Form 10-Q
period 2008-09-30
MAKEMUSIC, INC.
filed 2008-11-07
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October 15, 2008 there were 4,635,529 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,743	$6,041
Accounts receivable (net of allowance of $47 and $38 in 2008 and 2007, respectively)	1,521	1,491
Inventories	495	332
Prepaid expenses and other current assets	321	211

Total current assets	8,080	8,075

Property and equipment, net	755	730
Capitalized software products, net	2,479	1,418
Goodwill	3,630	3,630
Other non-current assets	11	29

Total assets	14,955	13,882

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	58	57
Accounts payable	601	427
Accrued compensation	1,154	1,131
Other accrued liabilities	129	184
Post contract support	169	169
Reserve for product returns	367	365
Current portion of deferred rent	28	26
Deferred revenue	2,063	1,702

Total current liabilities	4,569	4,061

Capital lease obligations, net of current portion	89	132
Deferred rent, net of current portion	48	69

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,635,529 and 4,517,803 in 2008 and 2007, respectively	46	45
Additional paid-in capital	65,634	65,017
Accumulated deficit	(55,431)	(55,442)

Total shareholders’ equity	10,249	9,620

Total liabilities and shareholders’ equity	$14,955	$13,882

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Notation revenue	$3,361	$3,514	$7,542	$7,816
SmartMusic revenue	1,133	822	2,874	1,980
Other revenue	271	285	572	499

NET REVENUE	4,765	4,621	10,988	10,295

COST OF REVENUES	726	737	1,675	1,544

GROSS PROFIT	4,039	3,884	9,313	8,751

OPERATING EXPENSES:
Development expenses	1,182	1,012	3,466	3,017
Selling and marketing expenses	1,225	1,054	3,365	3,014
General and administrative expenses	675	815	2,515	2,642

Total operating expenses	3,082	2,881	9,346	8,673

INCOME (LOSS) FROM OPERATIONS	957	1,003	(33)	78

Other, net	14	28	50	85

Net income before income tax	971	1,031	17	163

Income tax expense	0	1	6	2

Net income	$971	$1,030	$11	$161

Income per common share:
Basic	0.21	0.25	0.00	0.04
Diluted	0.20	0.22	0.00	0.04

Weighted average common shares outstanding:
Basic	4,634,768	4,134,706	4,615,655	4,095,096
Diluted	4,939,271	4,597,115	4,983,017	4,537,427
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	9 Months
	Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$11	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	462
Stock option compensation	318	247
Net change in assets and liabilities:
Accounts receivable	(30)	181
Inventories	(163)	(23)
Prepaid expenses and other assets	(101)	68
Accounts payable	174	(21)
Accrued liabilities and product returns	(49)	(259)
Deferred revenue	361	285

Net cash provided by operating activities	1,152	1,101

Cash flows from investing activities
Purchases of property and equipment	(328)	(172)
Capitalized development and other intangibles	(1,379)	(510)

Net cash used in investing activities	(1,707)	(682)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	299	570
Payments on capital leases	(42)	(25)

Net cash provided by financing activities	257	545

Net increase (decrease) in cash and cash equivalents	(298)	964
Cash and cash equivalents, beginning of period	6,041	3,130

Cash and cash equivalents, end of period	$5,743	$4,094

Supplemental disclosure of cash flow information
Interest paid	$11	$13
Income taxes paid	0	2
Other non-cash investment and financing activities
Equipment acquired under capital lease	0	203
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies.The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-KSB.

Note 2	Net Income Per Share. Net income per share was calculated by dividing the net income by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007 in accordance with FASB Statement 128, Earnings per Share (“SFAS 128”):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Weighted-average common shares outstanding	4,634,768	4,134,706	4,615,655	4,095,096
Dilutive effect of stock options and warrants	304,503	462,449	367,362	442,331
Equivalent average common shares outstanding – diluted	4,939,271	4,597,115	4,983,017	4,537,427
Note 3	Income Tax Expense. We did not record a provision for income tax in the three-month and nine-month periods ended September 30, 2008 and 2007 as the provision was offset by a reduction in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2008 and 2007. The potential decrease or increase of the valuation allowance in the near term is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic.

During the first quarter of 2007 we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In the first quarter of 2007 we completed our review of uncertain tax positions and recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption on FIN 48 did not have an effect on the net loss for the quarter ending March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of September 30, 2008 and September 30, 2007, we had recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of September 30, 2008 the FIN 48 reserve and the valuation allowance against our deferred tax asset for 2003-2007 was $3,133,000. As of September 30, 2008 and September 30, 2007, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of September 30, 2008 are 2004-2007.

Note 4	Stock-Based Compensation. We currently offer an equity-based compensation plan to our employees, directors and consultants. This plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and our 8-K filed on May 27, 2008 for additional information related to our equity-based compensation plans.

We account for equity-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2008 and 2007, we recognized $87,000 and $86,000, respectively, and for the nine months ended September 30, 2008 and 2007, we recognized $318,000 and $247,000, respectively, of expense related to equity-based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	September 30,
	2008	2007
Black-Scholes Model:
Risk-free interest rate	3.0%	4.6%
Expected life, in years	3.5	2.6
Expected volatility	67.2%	78.8%
Dividend yield	0.0%	0.0%
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

The following table represents stock option activity for the nine months ended September 30, 2008:

			Weighted	Weighted
	Shares		Average	Average
	Reserved for	Plan	Exercise	Remaining
	Grant	Options	Price	Contract Life
Outstanding at December 31, 2007	55,160	712,768	$4.34

Authorized	550,000	—	—
Granted	(36,000)	36,000	$10.08
Expired	—	(44,410)	$5.33
Cancelled	—	—	$0.00
Exercised	—	(7,000)	$3.55

Outstanding at September 30, 2008	569,160	697,358	$4.58	2.7 Years

Outstanding Exercisable at September 30, 2008	—	353,194	$3.78	2.3 Years

At September 30, 2008 the aggregate intrinsic value of options outstanding was $1,606,000 and the aggregate intrinsic value of options exercisable was $1,059,000. Total intrinsic value of options exercised was $38,000 for the nine months ended September 30, 2008.

At September 30, 2008 there was $335,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

As part of the 2008 Executive Compensation Plan, executive officers and certain key employees are eligible to receive restricted stock units based on the achievement of annual financial objectives. As of September 30, 2008 there were no vested restricted stock units. Readers should refer to Exhibit 10.1 on our Form 10-Q for the period ended March 31, 2008 for additional information regarding the terms of the 2008 Executive Compensation Plan and restricted stock units granted therunder.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year beginning January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We expect the adoption of this standard will have no impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have any impact on our financial position.
Item 2. Management’s Discussion and Analysis and Results of Operations
Executive Overview
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
     The first nine months of 2008 resulted in continued sales growth for SmartMusic and a slight decline in sales of Finale products. We achieved an overall increase of approximately 7% in net revenue compared to the first nine months of 2007. Gross margin percentages were comparable at 85% for both the first nine months of 2008 and 2007. Operating expenses increased 8% in the first nine months of 2008, primarily due to increased salaries and benefits related to increased headcount to support our direct sales initiative and improvements to systems infrastructure. As a result of the factors mentioned, net income in the first nine months of 2008 was $11,000, compared to a net income of $161,000 for the same period last year.
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
     SmartMusic Impact™ is a web-based service designed to manage student assignments, grades and recordings while documenting the progress of each student. This provides music educators and students with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic provides access to an ever increasing library of band and orchestra literature. Each large ensemble title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for the next public performance. SmartMusic Impact enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s Impact Gradebook thereby providing teachers with the visible means for measuring student achievement.
     During the third quarter of 2007, we implemented a direct sales initiative for SmartMusic. We hired salespeople to focus on school district sales activities and introduced site licenses offering discounts for volume purchases. As of September 30, 2008 we had executed 189 site licenses.
     As of September 30, 2008, the total number of SmartMusic subscriptions was 98,119, a 30% increase compared to 75,741 subscriptions as of September 30, 2007. We reported 9,165 educator accounts as of September 30, 2008, a 33% increase over 6,901 educator accounts in the prior year. The number of educators that had issued a SmartMusic assignment as of September 30, 2008 was 827 compared to 503 in the prior year. The number of Impact teachers, defined as teachers who are using Impact to deliver and manage student assignments to fifty students or more, was 247 as of September 30, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore, this is a gain of 247 Impact teachers during the quarter as the number of Impact teachers restarts at zero on July 1 of each year to correspond with the start of the school year. At September 30, 2007 we reported 159 Impact teachers.
     The 33% annual growth rate in educator accounts as of September 30, 2008 has the potential for sizable growth in student subscriptions. However, this growth depends upon teachers increasing their utilization of Impact as the means to set up their classes, enroll students and issue frequent SmartMusic assignments. To date, there are not enough teachers that have actively utilized Impact to reflect a significant growth rate in subscriptions and has contributed to student subscriptions lagging behind our expectations.
     There is evidence, however, that the target business model is emerging. As stated above, 827, or 9%, of the teachers who have purchased SmartMusic have utilized Impact and they have 32,156 students receiving SmartMusic assignments. The total subscriptions associated with these Impact accounts are 30,217.
     To accelerate the adoption of this target business model and address the lower than expected subscription rates, we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Impact in their curriculum, as well as develop a training program to assist teachers in getting started with SmartMusic and Impact. In addition, our development efforts will be focused on improving and simplifying the SmartMusic purchase processes, Impact class set-up, student Impact enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students.
     The following table illustrates the net new SmartMusic subscription data for the quarter July 1, 2008 through September 30, 2008:

					3 months
					ended
					9/30/2008
7/1/2008	New	Renewed	Subscriptions	9/30/2008	Net New
Subscriptions	Subscriptions	Subscriptions	Ended	Subscriptions	Subscriptions
95,632	20,347	20,017	37,877	98,119	2,487
     We define renewed subscriptions as those subscriptions that customers purchase within the two month period after their prior subscription ended. Because of changes to the start of school from year to year as well as fluctuations in the date that music teachers implement their curriculum, we commonly see subscribers that have a delay of up to two months in renewing their subscription. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic subscriptions. We intend to report SmartMusic subscription renewals on a quarterly basis.
     Finale product sales declined by $274,000 to $7,542,000 for the first nine months of 2008, representing a 4% decrease from the comparable period in 2007. While we continue to see stability in our direct sales of Finale products, sales through our channel partners lag behind the previous year. We believe this weakening of sales can be attributed to overall worldwide economic conditions, and is not due to to loss of market share. Additionally, both Allegro and SongWriter are in the second year of their release cycle. We anticipate ongoing weakness until economic conditions improve.
     We have achieved positive cash flow from operations for the last four years, including the most recent year ended December 31, 2007. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. In spite of tight budgets in the school systems and current economic conditions, we believe that we can continue annual profitability due to our improvements in operations, established customer base and partnerships within the music industry and education providers.
     In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations
     The following table summarizes key operating information for the three and nine months ended September 30, 2008 and 2007.

	3 Months Ended September 30,				9 Months Ended September 30,
			Incr				Incr
	2008	2007	(Decr)%		2008	2007	(Decr)%
	(In $ thousands)
Notation revenue	$3,361	$3,514	($153)	-4%	$7,542	$7,816	($274)	-4%
SmartMusic revenue	1,133	822	311	38%	2,874	1,980	894	45%
Other revenue	271	285	(14)	-5%	572	499	73	15%

Net revenue	4,765	4,621	144	3%	10,988	10,295	693	7%
Cost of revenues	726	737	(11)	-1%	1,675	1,544	131	8%

Gross profit	4,039	3,884	155	4%	9,313	8,751	562	6%
Percentage of net sales	85%	84%			85%	85%

Development expenses	1,182	1,012	170	17%	3,466	3,017	449	15%
Selling and marketing	1,225	1,054	171	16%	3,365	3,014	351	12%
General administrative	675	815	(140)	-17%	2,515	2,642	(127)	-5%

Total operating expense	3,082	2,881	201	7%	9,346	8,673	673	8%

Operating income (loss)	957	1,003	(46)	5%	(33)	78	(111)	-142%
Other income	14	28	(14)	-50%	50	85	(35)	-41%

Net income before taxes	$971	$1,031	($60)	-6%	$17	$163	($146)	-90%
Income tax provision	0	(1)	1	-100%	(6)	(2)	(4)	200%

Net income	$971	$1,030	($59)	-6%	$11	$161	($150)	-93%

Comparison of the three-month and nine-month periods ended September 30, 2008 to the three-month and nine-month periods ended September 30, 2007
     Net revenue. Revenue increases are primarily due to our increase in SmartMusic subscriptions and the related sales of accessories. Additionally, we implemented a SmartMusic subscription price increase in July 2008 where teacher subscriptions increased from $100 to $130 per year and student subscriptions increased from $25 to $30 per year. Net revenue increased 3% from $4,621,000 to $4,765,000 when comparing the three months ended September 30, 2008 and 2007 and increased by 7% from $10,295,000 to $10,988,000 when comparing the nine months ended September 30, 2008 and 2007.
     Our quarterly revenues are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which typically occur in the third quarter; timing of customer purchases of new SmartMusic subscriptions and accessories, which increase significantly during the fall back to school period; and school budget cycles, which typically run from July 1 to September 30. The net revenue by quarter is summarized in the table below.

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
	(In $ thousands)				(In $ thousands)
Notation revenue	$2,553	$1,748	$3,514	$3,165	$2,556	$1,625	$3,361
SmartMusic revenue	588	571	822	919	882	859	1,133
Other revenue	130	84	285	201	184	117	271

Net revenue	$3,271	$2,403	$4,621	$4,285	$3,622	$2,601	$4,765

     Notation revenue decreased by $153,000 to $3,361,000 when comparing the three-month periods ended September 30, 2008 and 2007 and decreased by $274,000 to $7,542,000 when comparing the nine-month periods ending September 30, 2008 and 2007. Notation revenue decreases are due the decline in our channel sales due to economic conditions and the release cycle of our products. Notation revenue for the three and nine months ended September 30, 2007 included the release of Allegro® 2007 as well as higher sales from the release of Finale Songwriter™ which was released late in 2006. New versions of these products have historically been released biannually.
     SmartMusic revenue increased by $311,000 to $1,133,000 when comparing the three-month periods ended September 30, 2008 and 2007 and increased by $894,000 to $2,874,000 when comparing the nine-month periods ended September 30, 2008 and 2007. The increase in SmartMusic revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Impact™ product that was released in 2007. We also introduced SmartMusic site licenses in September 2007 with the intent of encouraging school district deployments of SmartMusic student subscriptions. The special site license pricing is two-tiered: Level 1 is 100 or more subscriptions that reduces all prices by 15%; Level 2 is 500 or more subscriptions that reduces all prices by 25%. Additionally, in 2007, we established a direct sales force focused on district level sales. As of September 30, 2008, there were 189 site licenses for SmartMusic with average subscriptions per license as of September 30, 2008 of 115 and average potential total of 187 subscriptions per license.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the nine months ended September 30, 2008 was $2,216,000, an increase of $743,000, or 50%, over the nine months ended September 30, 2007. Total unearned SmartMusic subscription revenue (deferred revenue) was $1,966,000 as of September 30, 2008, an increase of $599,000, or 44%, over the balance at September 30, 2007. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. As of September 30, 2008, 9,165 schools have purchased SmartMusic, an increase of 33% over the 6,901 schools that had purchased it as of September 30, 2007. Total SmartMusic subscriptions as of September 30, 2008 number 98,119, representing a net gain of 22,378, or 30%, over the September 30, 2007 subscription count of 75,741.
     In April 2007, we launched SmartMusic Impact, a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student. With the release of SmartMusic Impact, we began tracking teachers that use SmartMusic as well as the number of those teachers who are using Impact to deliver and manage student assignments to 50 or more students (Impact teachers). As of September 30, 2008, we had 247 Impact teachers with an average of 46 student subscriptions per teacher. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore, this is a gain of 247 Impact teachers during the quarter as the number of Impact teachers restarts at zero on July 1 of each year to correspond with the start of the school year. At September 30, 2007 we reported 159 Impact teachers with an average of 44 student subscriptions per teacher. We believe that not enough teachers have actively utilized Impact to reflect a significant growth rate in subscriptions as of September 30, 2008 and we continue to focus specific marketing activities on SmartMusic and Impact, including development of training materials to facilitate teachers and students getting started with our products. Additionally we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Impact in their curriculum and anticipate continued growth in the number of new subscriptions in the future.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the three months ended September 30, 2008, was $356,000, which was $70,000, or 24%, greater than revenue of $286,000 for SmartMusic accessories in the three months ended September 30, 2007. Revenue for the sales of accessories for the nine months ended September 30, 2008, was $647,000, which was $143,000, or 28%, greater than revenue of $504,000 for SmartMusic accessories in the nine months ended September 30, 2007. This increase is due to the increase in SmartMusic subscribers. Additionally, we increased the standard price of microphones from $15.00 to $19.95 in January 2008. Because we expect continuing growth in the number of new SmartMusic subscriptions, we also anticipate increases in the amount of revenue we receive from the sales of accessories.

     Gross profit. Gross profit in the three-month period ended September 30, 2008 increased by $155,000 to $4,039,000 compared to the three-month period ended September 30, 2007. The increase in gross profit for the three months ended September 30, 2008 is a result of the increase in net revenue and increased gross margin percentages. Gross margin percentages have improved on our notation products as we have a higher percentage of direct sales and downloads, which carry a higher sales price and lower product costs. Additionally, our gross margin percentages on SmartMusic increased due to our subscription and microphone price increases. Gross margin as a percentage of sales was comparable at 85% and 84% for the three months ended September 30, 2008 and 2007, respectively.
     Gross profit in the nine-month period ended September 30, 2008 increased by $562,000 to $9,313,000 compared to the nine-month period ended September 30, 2007. The increase in gross profit for the nine months ended September 30, 2008 is a result of the increase in net revenue partially offset by higher repertoire development amortization as a result of increased song titles available for SmartMusic and amortization of capitalized development for SmartMusic Impact, which was launched in April 2007. Repertoire development costs are accumulated by title and amortized over a five year period. Repertoire development amortization as a percentage of SmartMusic revenue was comparable at 11% for the current nine-month period and 11% for the same nine-month period last year. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margin as a percentage of sales was comparable at 85% for the nine months ended September 30, 2008 and 2007.
     Development expense. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Impact products, as well as SmartMusic repertoire development, business systems and quality assurance. Development expenses increased 17% to $1,182,000, from $1,012,000, when comparing the three months ended September 30, 2008 and 2007, and increased 15% to $3,466,000 when comparing the nine months ended September 30, 2008 and 2007. Personnel and contract labor costs were higher during the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007 due to staff increases necessary to achieve development goals related to simplification of the SmartMusic enrollment and purchase processes. Additionally, our business systems expenses increased due to the June 2008 completion of our server co-location project and expansion of our systems infrastructure to support our anticipated SmartMusic subscription growth and provide redundancy in our server infrastructure. Net content development expenditures of $1,384,000 and $404,000 for the nine months ended September 30, 2008 and 2007, respectively, have been capitalized and are being amortized over their estimated useful life of 5 years. We anticipate increased development costs as we focus our efforts to improve and simplify the SmartMusic purchase processes, Impact set-up, SmartMusic assignments and support our expanded systems infrastructure.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 16% to $1,225,000 in the three-month period ended September 30, 2008, compared to $1,054,000 for the three-month period ended September 30, 2007, and increased 12% to $3,365,000 in the nine months ended September 30, 2008 compared to $3,014,000 for the nine months ended September 30, 2007. The increase in expenses is primarily due to increased costs related to establishing a direct sales force, promotional activities including SmartMusic marketing videos and increased customer support costs as a result of our expanded customer base. We anticipate sales and marketing expenses to increase throughout 2008 compared to 2007 as we plan to strengthen our sales and marketing efforts for SmartMusic site licenses, increase our focus on existing SmartMusic educators that have not yet utilized Impact in their curriculum, establish Impact training materials and ramp up promotional and public relations activities.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses decreased 17% to $675,000 during the three months ended September 30, 2008, compared to $815,000 for the same period of 2007, and decreased 5% to $2,515,000 during the nine months ended September 30, 2008, compared to $2,642,000 for the same period of 2007. General and administrative costs decreased primarily as a result of a decrease to consulting expenses, which was partially offset by increases to payroll and benefits related expenses. Consulting expenses were higher in 2007 due to Sarbanes Oxley 404 implementation and the adoption of FIN48 which occurred in the first quarter of 2007.

     Operating income (loss). Income from operations decreased $46,000 to $957,000 for the three months ended September 30, 2008 compared to income from operations of $1,003,000 in the three months ended September 30, 2007. Loss from operations for the nine months ended September 30, 2008 was $33,000. This is a decrease of $111,000 when compared to income from operations of $78,000 in the nine months ended September 30, 2007. The change in operating performance during the three and nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to the increased development and selling and marketing costs noted above, offset in part by the continued strong performance of our SmartMusic product.
     Net income. Net income in the three months ended September 30, 2008 decreased to $971,000, or $0.21 per basic share and $0.20 per diluted share, compared to net income of $1,030,000, or $0.25 per basic share and $0.22 per diluted share, in the three months ended September 30, 2007. Net income in the nine months ended September 30, 2008 decreased to $11,000, or $0.00 per basic and diluted share, compared to net income of $161,000, or $0.04 per basic and diluted share, in the nine months ended September 30, 2007. The decrease in net income during the three-month and nine-month periods ended September 30, 2008 was mainly due to the same factors noted above in “Operating income (loss).”
     Liquidity and capital resources. Net cash provided by operating activities was $1,152,000 for the nine months ended September 30, 2008, compared to $1,101,000 of cash provided by operating activities for the nine months ended September 30, 2007. The increase in cash provided in the first nine months of 2008 compared to the same period in 2007 is due in part to higher deferred revenue resulting from increased subscription activity partially offset by lower net income for the 2008 period.
     Net cash used in investing activities was $1,707,000 for the nine months ended September 30, 2008, versus $682,000 cash used in investing activities for the comparable period in 2007. The increase is primarily due to the increase in capitalization of software development, primarily for repertoire development, and increased investment in our business operating systems as we completed the server co-location project and expansion of our systems infrastructure to support our anticipated SmartMusic subscription growth. Our capitalized repertoire development costs are expected to decrease as we shift our repertoire development from concert band to orchestra while reducing the total number of titles being released. Additionally, we intend to reduce external contractor costs in support of repertoire development and have this work performed internally by our employees where possible.
     Net cash provided by financing activities was $257,000 during the first nine months of 2008 and $545,000 during the first nine months of 2007. This change is primarily due to stock option and warrant activity. During the first nine months of 2008, $299,000 was received for the exercise of stock options and warrants, versus $570,000 received for the comparable period in 2007. We expect cash provided from financing activities to be lower in the remainder of 2008 due to the fact that substantially all our outstanding warrants expired on February 28, 2008.
     Cash and cash equivalents as of September 30, 2008 was $5,743,000 compared to $4,094,000 as of September 30, 2007. The increase in cash is due to higher net income during the fourth quarter of 2007, the increase in SmartMusic subscriptions and the exercise of warrants and options. We have significantly improved our operating cash flow over the last few years. Our quarterly operating cash flows are typically seasonal and correlate with our seasonal revenues, as noted above, with the operating cash flows in the first and second quarters being historically lower than the third and fourth quarters.
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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations for future results of operations, the growth potential of our SmartMusic products; our intent to report SmartMusic subscription renewals on a quarterly basis; our expectations relating to future cash flows; our expectations regarding strength of operations, our customer base and industry partnerships; our intent to focus specific marketing activities on SmartMusic and Impact; our intent to increase the focus of our direct sales force on existing SmartMusic teachers; our expectations regarding future subscription rates for SmartMusic and related increases to revenue; our expectations relating to capitalized costs for repertoire development; our belief that development costs will increase due to improvements to our SmartMusic enrollment and purchase processes; our intent to develop training programs for SmartMusic and Impact; and our belief that sales and marketing expense will increase during 2008. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Impact and other products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the success of our SmartMusic subscription business; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions, including the impact of current economic conditions on school and individual budgets; and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-KSB). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
             None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             There were no sales of unregistered equity securities during the quarter ended September 30, 2008.
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

Date: November 7, 2008	MAKEMUSIC, INC.
	By:	/s/ John W. Paulson
John W. Paulson, co-Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Ronald Raup
Ronald Raup, co-Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
MAKEMUSIC, INC.
FORM 10-Q
The quarterly period ended September 30, 2008

Exhibit No.	Description
10.1*	Amendment No. 1 to Employment Agreement between the Company and John Paulson

10.2*	Amendment No. 1 to Employment Agreement between the Company and Ronald Raup

31.1*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.