Form 10-K
period 2008-12-31
MAKEMUSIC, INC.
filed 2009-03-06
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File No.: 0-26192
MakeMusic, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-1716250
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344
(Address of principal executive offices)
(952) 937-9611
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par value (Title of each class)	NASDAQ Capital Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $26,628,570 based upon the closing price of the Registrant’s Common Stock on such date.
There were 4,635,529 shares of Common Stock outstanding as of February 27, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one). Yes ☐       No ☑

PART I
ITEM 1. BUSINESS
Introduction
          MakeMusic, Inc., a Minnesota corporation (referred to herein as “we”, “us,” the “Company” or “MakeMusic”), is a world leader in music education technology whose mission is to enhance and transform the experience of making, composing, teaching, and learning music. MakeMusic’s predecessor corporations, which were merged to form the current entity in 1992, were incorporated in Minnesota in 1990. We currently have approximately one hundred employees and are based in Eden Prairie, Minnesota.
          MakeMusic develops and markets two product lines that reinforce each other’s features and competitiveness. The well-established Finale® family of music notation software products provides a solid base business that generates cash and a large customer database. Music notation software is a niche business with limited growth opportunity since only a small percentage of musicians ever notate music.
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

          Teachers use SmartMusic Gradebook™, the web-based grade book that comes with each teacher subscription, to post assignments to students, receive completed assignments from students, assess student achievement, and manage student records. SmartMusic Gradebook was formerly known as SmartMusic Impact®. This renaming of the product will more clearly define its grade book capabilities for teachers. The grade book process works as follows:
1.	Teachers log in to SmartMusic Gradebook via a web browser, select a title the students are preparing for concert, and select a pre-defined assignment for that title. Teachers then set a due date, how many points the assignment is worth, and finally post the assignment to all students in the band or orchestra. This process takes the teacher about one minute.

2.	Students log in to SmartMusic at home and are immediately greeted by a list of assignments that are due. When students click on an assignment, it is automatically loaded for them and practice instructions are displayed. Students can then practice the assignment with SmartMusic’s practice tools: slow down the tempo, hear how their part is performed, set practice loops, use the tuner, etc. Students can even record their performance so that they can listen to themselves and better detect problems they need to correct. As students practice, they see notes and rhythms that were performed incorrectly turn red and notes that were performed correctly turn green. In this manner SmartMusic automatically assesses student performances, giving each student a score.

3.	Once a student achieves a desired score, they click the Submit button so that the assignment and its final score are automatically sent to the teacher’s SmartMusic Gradebook. Although the student needs an Internet connection to do this, no browser or e-mail program is required.

4.	Teachers can now see in their SmartMusic Gradebook which students have submitted assessment assignments and what grades were automatically given by SmartMusic. If the teacher required students to submit recordings of an assignment, the recordings are also in the Gradebook. Teachers can listen to recordings with a single click which facilitates an efficient grading process.
SmartMusic Assignments
          With SmartMusic and SmartMusic Gradebook, teachers finally have a practical way to influence students’ home practice time and measure individual student achievement. They are able to use student records in SmartMusic Gradebook to explain a semester grade to a student as well as his or her parents. SmartMusic Gradebook also makes it easy for a teacher to e-mail parents a recording of their child with a note, “Listen to how great your child sounds!” This encourages parents to be more actively involved in their child’s musical education.
          Students understand that their teachers know, because of SmartMusic assignments, whether they practice and whether they master their concert music. At the same time SmartMusic holds students accountable, it makes their practice time more fun and inspiring. We believe students prefer to work on assignments at home with SmartMusic and submit them via the Gradebook instead of performing in front of their teacher and peers.
          An administrator can audit their teachers’ SmartMusic Gradebook to verify that student achievement is consistently being measured and that students are developing skills. This helps them justify the music program which is generally acknowledged as very important to the school district but has not evidenced sufficient tests and measurements in the past.
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
Licensing, Publisher Relations and Content Development
          Content is critical to SmartMusic’s success. No matter how exciting and useful the technology may be, if the SmartMusic library does not have the titles teachers want to perform with their student ensembles, they will not subscribe. Determining what titles teachers want is accomplished by studying published lists of titles such as 1) state contest approved lists, 2) most often performed lists, 3) best-selling lists, and 4) basic library lists. Additionally, publisher requests, input from subscribers and information from JW Pepper, the largest sheet music retailer, are also factors considered to determine content.
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
          Developing a typical band title that does not require engraving costs approximately $725 per title and the typical orchestra title is approximately $350. If engraving is required, the cost is approximately $2,300 per band title. The average cost per engraved title has declined from approximately $3,000 in the prior year as we have moved some of the engraving work in-house and to lower cost providers. Engraving is the process of taking hand written music notation and converting it into publishable format. We expect the costs for band titles to continue to be more than choir and orchestra titles due to their complexity and number of parts required.
          During our 2008 fiscal year, we made significant investments to expand the large ensemble titles in SmartMusic. As of December 31, 2008, SmartMusic had 1,186 titles available for band, 96 for jazz ensemble and 255 titles available for orchestra with capitalized investment costs totaling approximately $1,700,000. During 2009, we plan to reduce our costs by significantly reducing the engraving work performed by external contractors and having this work performed by MakeMusic employees. By the end of 2009, we expect to have approximately 1,400 titles available for band, 150 for jazz ensemble and 500 for orchestra. These band and orchestra titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods, and skill-development exercises.
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
          Most importantly, the SmartMusic application communicates directly with the SmartMusic Gradebook, making the posting and submitting of assignments automatic and problem-free. It also manages aspects of the subscription service as well as content updates.
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
SmartMusic Patents
          We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment developed by MakeMusic that listens to and follows tempo changes from a live performance. Although this patent expired in 2005, we have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the software’s algorithms, accompaniment controls, and repertoire data file capabilities, and expand miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic has been or will be materially affected by the expiration in 2005 of the CMU patent.

SmartMusic Website and Back Office Development
          The SmartMusic Gradebook is the most visible aspect of the web support provided to the SmartMusic application. We use another layer of interacting technologies, databases, and services to support the Gradebook. This ensures that the SmartMusic solution is comprehensive and that the SmartMusic experience is logical, efficient and enjoyable.
          The website and back-office services are also developed by an internal team of programmers and testers. Certain aspects of this development are sometimes handled by external contractors with any development remaining the property of MakeMusic.
SmartMusic Accessories
          The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2008, the suggested retail price of the SmartMusic microphones was $19.95. Approximately 65% of new subscription purchases include a microphone. We believe accessories revenue will continue to be consistent with this level in the future.
SmartMusic Subscription Business
          SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Gradebook, are priced at $130. Additional subscriptions for school computers and student home subscriptions are priced at $30.
          As teachers come to rely on SmartMusic to prepare concert music and develop student skills, we believe they will post more and more SmartMusic assignments to their students. Because teachers are able to quickly post assignments and SmartMusic assesses and grades automatically, teachers can easily post assignments related to scales, intervals, arpeggios, rhythms, and solo repertoire as well as their concert music. We expect that as teachers post a greater number of SmartMusic assignments, more students will be motivated to have SmartMusic at home and our student subscription rates will increase.
          The statistics by which investors can evaluate SmartMusic growth are the following:
•	Number of SmartMusic educator accounts

•	Number of SmartMusic Gradebook teachers (those having issued assignments to 50+ students)

•	Total number of SmartMusic subscriptions
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
SmartMusic Site Licenses
          In order to further increase the number of student subscriptions per school and per district, MakeMusic introduced a SmartMusic site license program in September 2007. SmartMusic site licenses are intended to encourage large deployments of SmartMusic student subscriptions. The site licenses provide schools with coterminous subscriptions for all students and teachers and discounted pricing is available. The special site license pricing is two-tiered: 100 or more subscriptions reduces all prices by 15% and prepaid site licenses of 500 or more subscriptions reduces all prices by 25%. We offer reasonably priced teacher training to support these larger installations and offer a training workbook and DVD as well. As of December 31, 2008, there were 212 site licenses for SmartMusic. We expect the number of site licenses to increase in the future due to our recently established direct sales force and focused marketing initiatives.

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
          As of December 31, 2008, MakeMusic has more than 9,100 teachers with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Gradebook and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Gradebook account, when they set up a class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.
          For the first time, the SmartMusic solution provides administrators with the ability to easily measure individual student achievement, create and deliver district-wide curriculum, and provide parents with secure on-line access to student assignments and grades. Based on this solution, MakeMusic has established a direct sales organization. The field sales representatives have an objective of calling on district decision-makers and selling a higher number of subscriptions for each installation.
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
SmartMusic Competition
          SmartMusic is a revolutionary concept that created a new product category for teaching and learning music. As such, it entered the market with no direct competitors. Imitators have since introduced direct competing products, at least two of which are still in the marketplace. iPAS from Pygraphics, Inc. has been in the market for several years and provides on-screen music notation and assessment. StarPlay™ formerly In the Chair® is a recently introduced competitor which provides accompaniment and on-screen music notation.
          At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have SmartMusic Gradebook functionality, Intelligent Accompaniment®, or the ability to utilize Finale files for user-created content. These features, as well as our long-standing relationships with major industry partners and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future. We intend to maintain our competitive position by continued expansion of our repertoire library and ongoing product enhancements.

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
          The Finale product is currently translated into German, French, Italian, and Japanese. We believe the international market is a key growth opportunity as computer penetration increases worldwide. All transactions with our international customers are completed in US currency.
          The Finale Allegro® product, a value-priced version of the powerful Finale music notation software product, was introduced in 1993. The Allegro music notation software product currently retails for $199 and contains a subset of the notation tools contained in the Finale product.
          Finale PrintMusic® and Finale SongWriter® are entry-level music notation software products, retailing for $99.95 and $49.95, respectively. Each contains a subset of the notation tools contained in the Finale and Finale Allegro products. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace.
          Finale NotePad® is sold as an introduction to the Finale notation family and provides a quick and easy method to transform musical ideas into printed music. Finale NotePad is available via download for $9.99. Finale Reader™ was introduced in 2008 and is a free download to view, play and print Finale files.
Finale Sales and Marketing
          As of December 31, 2008, Finale notation products are sold through 52 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational and consumer electronic channels. Our products are merchandised through a combination of websites, catalogs, and in-store displays. We support these efforts with a modest co-op advertising program. In early 2006 we signed a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. musical instrument and print music retailers.
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

          Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, and Italian. International sales have grown the last few years as a result of expanding our distribution partners and increasing the number of localized versions. However, general economic conditions resulted in reduced international sales in 2008.
          MakeMusic markets a variety of Finale notation education offerings to schools, students, and other qualified institutions including the Finale Academic edition, the Finale lab pack, and the Finale site license. The Finale lab pack and Finale site license provide educational discounts for volume purchases. Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software. We believe that this trend will increase based on the synergistic relationship between Finale and SmartMusic.
          Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products, and also provides a unique differentiator in the marketplace.
          We believe that economic conditions will result in a softening of our Finale notation software business in 2009 and potentially beyond. We anticipate holding our notation development spending generally flat as a result and have developed company-wide contingency plans that will be implemented if certain revenue and cash flow objectives are not met. Upon economic improvement, we intend to steadily build on our notation business by continually expanding the installed base of users, regularly providing them with upgrades, expanding our educational offerings, increasing the synergy with SmartMusic, and establishing the products as a means for electronic transmission of music.
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
          Also important are the market and customer synergies. We estimate that Finale is established in more than 30,000 schools, all of which are potential targets for SmartMusic. The school teachers/decision-makers know and respect Finale and are willing to consider new products from MakeMusic.
General Information
Customer Support
          As of December 31, 2008, customer support for all products is handled by 21 employees. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com and www.smartmusic.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost, and provides a better experience for customers.
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
Dependence on Major Customers
          As of December 31, 2008, no distributor or direct customer for either our SmartMusic or Finale products represents more than 10% of total revenue.
Product Development
          At December 31, 2008 and 2007, 54 employees were involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development, and quality assurance testing.
          MakeMusic’s non-capitalized expenditures for product development were $4,633,000 and $4,278,000 in 2008 and 2007, representing 30.6% and 29.3% of gross revenues, respectively. These expenses include the costs for our annual notation upgrades, product maintenance releases and support for our business systems. We expect these costs to moderately increase in 2009 due to enhancements in our technology infrastructure requirements to support our expanding customer base.
Trademarks
          We own the registered trademarks in the United States for Allegro®, Coda®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale SongWriter®, Finale®, Finale Viewer®, FinaleScript®, FPA®, HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, SmartMusic Impact®, StudioView®, SmartFind and Paint®, and TempoTap®. In addition, the names Coda®, Finale NotePad®, Finale SongWriter®, Finale Viewer®, Finale®, Intelligent Accompaniment®, MakeMusic®, SmartMusic®, and The Art of Music Notation® have been protected in some foreign countries and we have applied for protection in foreign countries for Finale PrintMusic®, and SmartMusic Impact™. We have applied for trademark registration in the United States for SmartSheets™, and Finale Reader™. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.
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
          In 2008, we migrated a large portion of our business-critical servers to an offsite data center. This provides greater environmental controls in addition to helping to eliminate single points of failure in our network infrastructure. Server consolidation, fast recovery, redundancy, and increased scalability are just a few of the areas that we expect the migration to address.

MakeMusic Websites:
          www.smartmusic.com. The SmartMusic website promotes our SmartMusic subscriptions and SmartMusic accessories.
          www.smartmusic.com/impact. The SmartMusic Impact Gradebook website is where teachers set up their classes, post assignments to students, receive completed assignments from students, and manage student records.
          www.finalemusic.com. The Finale website promotes notation products and e-commerce with mail-order fulfillment, as well as downloads of Finale NotePad.
          www.makemusic.com. The MakeMusic website includes information on the Company and our products. It also provides links to www.smartmusic.com and www.finalemusic.com for people wanting to make purchases of our products.
Available Information
          All reports filed electronically by MakeMusic with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost by contacting the Investor Relations department at MakeMusic. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by MakeMusic with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
          Our forward-looking statements generally relate to the following: our relations with the publishing community and strength of our licensing efforts; expectations relating to development, production and marketing and other expenses; intentions relating to product development, market introduction, sales and marketing efforts and pricing strategies; beliefs about the impact of intellectual property rights; expectations relating to our business model and strategy; beliefs about the international market for our product; our intended growth strategy (particularly related to SmartMusic); expectations relating to results of operations, subscription rates, site licenses, cash flows and financial results; intentions relating to our business activity during the economic downturn; beliefs about our ability to compete in the music software industry; expectations and beliefs relating to our vendors, contractors and suppliers; perceived benefits from changes to our technology infrastructure and our intent to report subscription renewals on a quarterly basis. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

          While we currently believe that we have sufficient capital, we may have other capital needs. We again achieved positive operating cash flow in 2008 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies. If we do not maintain positive cash flow, we may need additional capital in the form of debt or equity financing to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.
          We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of and provide periodic upgrades to our SmartMusic and Finale products and expand the accompaniment repertoire for SmartMusic. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available, or that development efforts will be successful.
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
          Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had significant budget deficits and education funding cuts, which could negatively impact sales of products to the education market.
          The continued decline in worldwide economic conditions may divert consumer spending from our products. The spending habits of our target group of students and their families are often impacted by general economic conditions. If economic conditions do not improve in the United States or internationally, our target customers’ discretionary income and purchasing decisions may change. This could negatively impact Notation sales, SmartMusic subscription rates and accessory sales.
          We have incurred operating losses in the past and may incur losses in the future. We have incurred losses from operations in the past and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to continue to devote capital to development and marketing efforts, among other things. There can be no assurance that we will operate profitably or provide an economic return to investors.
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
          The success of our web-based products and services is dependent upon our ability to protect user information and comply with data protection laws and regulations. In connection with the use of our web-based products, users provide us with certain personal information. The collection, use, disclosure or security of personal information or other privacy-related matters are regulated by applicable data protection laws. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities, individuals or others, which could potentially have an adverse effect on our business. Further, federal, state, and international regulations regarding privacy and data protection may become more stringent in the future, which could increase our cost of compliance,
          In addition, as our SmartMusic Gradebook product is web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against system failure or security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of subscribers to our products.
          We are dependent upon certain key personnel. We are highly dependent on a limited number of key management, including our executive management team as well as key technical personnel. The loss of key personnel, or our inability to hire and retain qualified personnel, could have an adverse effect on our business, financial condition, and results of operations.
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
          We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. While we have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act, auditor attestation will be required in 2009. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the timing of completion of the auditors attestation or the impact of the same on our operations. If we are not able to maintain the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our Company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any business in the future, we may incur substantial additional costs to bring the acquired business systems into compliance with Section 404.
ITEM 2. PROPERTIES
          Our corporate facility is leased under an operating lease arrangement and consists of approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $250,000 on an annual basis and the lease expires March 31, 2011. We believe this space is adequate through 2009 and future requirements will be dependent upon the rate of growth we experience.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Market Information
          Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2008		2007
		High	Low	High	Low
	First Quarter	$10.39	$8.53	$6.83	$5.63
Common	Second Quarter	9.50	7.34	6.94	5.85
Stock	Third Quarter	8.00	6.10	7.33	5.76
	Fourth Quarter	6.95	2.02	10.80	6.98
          As of December 31, 2008, there were approximately 115 registered shareholders.
          Dividends
          We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.
          Recent Sales of Unregistered Equity Securities
          There were no sales of unregistered securities during the quarter or year ended December 31, 2008 that have not been previously reported.
          Pursuant to the exercise of warrants by certain warrant holders during 2008, we issued 29,476 shares of common stock at $0.50 per share to two investors and 81,250 shares of common stock at $3.20 per share to three investors. We issued 6,000 shares of common stock at $3.75 and 1,000 shares of common stock at $2.35 to two individuals pursuant to stock option exercises. For all issuances, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering the recipients took the securities for investment and not for resale, and we took appropriate measures to restrict transfer.
          For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
ITEM 6. SELECTED FINANCIAL DATA
          A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
          MakeMusic’s mission is to develop and market solutions that transform how music is composed, taught, learned and performed. This is accomplished by:
•	Providing integrated technology, content and web services to enhance and expand how music is taught, learned and prepared for performance.

•	Providing music education content developers with a technology-enriched publishing platform that leverages their copyrighted assets while simultaneously increasing the content and value of the SmartMusic library.

•	Offering software solutions for engraving and electronically distributing sheet music.
          MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and choir and Finale® music notation software. We believe these innovative products that reinforce each other’s features and competitiveness, will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and a large customer database. Music notation software is a niche business with limited growth since only a small percentage of musicians ever notate music.
          Our fiscal year 2008 resulted in continued sales growth for MakeMusic and overall, a 4% increase over 2007 net revenue was achieved. SmartMusic revenue grew 40% due to our subscription growth from 86,901 on December 31, 2007 to 106,584 on December 31, 2008 and a price increase implemented in July 2008. Notation revenue declined 6% overall, which we attribute to worldwide economic conditions. Gross margin percentages decreased slightly in 2008 to 84% from 85% in 2007. Operating expenses increased in 2008, primarily due to development expenses as we expanded our systems infrastructure to support our customer base and provide redundancy. Additionally, sales and marketing expenses increased as we expanded our direct sales force. We also recorded $265,000 in costs relating to the departure of our founder and co-Chief Executive Officer in November, 2008. As a result of the factors mentioned, we reported net income of approximately $491,000 in 2008 compared to net income of $650,000 in 2007.
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
          In April 2007, we introduced SmartMusic Impact®, a web-based grade book that is included with each teacher subscription. We are in the process of renaming this product to SmartMusic Gradebook™ to more clearly define the capability of the product. SmartMusic Gradebook is designed to manage student assignments, grades, and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic provides access to an ever increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for the next public performance. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with

SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.
          During the third quarter of 2007, we implemented a direct sales initiative for SmartMusic. We hired salespeople to focus on school district sales activities and introduced site licenses offering discounts for volume purchases. As of December 31, 2008 we had executed 212 site licenses and as of December 31, 2007 we had executed 32 site licenses.
          With the release of SmartMusic Gradebook in 2007, in addition to the total number of subscriptions, we began tracking teachers who use SmartMusic as well as the number of those teachers who are using the Gradebook to deliver and manage student assignments to fifty students or more (formerly known as Impact teachers, now Gradebook teachers). As of December 31, 2008, we reported 601 Gradebook teachers compared to 357 Gradebook teachers as of December 31, 2007.
     The following table illustrates our quarterly SmartMusic metrics:

	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08
Total Subscriptions	86,901	92,776	95,632	98,119	106,584
Educator Accounts	7,641	8,161	8,165	9,165	9,185
Educators who have issued assignments*	862	1,159	1,282	827	1,436
Gradebook Teachers*	357	498	538	247	601
Site Licenses	32	47	97	189	212

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
          The 20% growth rate in educator accounts experienced in 2008 has the potential for sizable growth in student subscriptions. However, this growth depends upon teachers increasing their utilization of SmartMusic Gradebook as the means to set up their classes, enroll students and issue frequent SmartMusic assignments. To date, there are not enough teachers that have actively utilized SmartMusic Gradebook to reflect a significant growth rate in subscriptions which has contributed to student subscriptions lagging behind our expectations.
          The SmartMusic target business model is based on music educators integrating SmartMusic into their teaching and using the SmartMusic Gradebook to issue frequent assignments which results in an increase in student subscriptions. As stated above, 1,436, or 16%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook and those teachers have 76,711 students receiving SmartMusic assignments. The total student subscriptions associated with these Gradebook accounts are 40,684.
          To accelerate the adoption of this target business model and address the lower than expected subscription rates in 2008, we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Impact in their curriculum, and have developed a training program to assist teachers in getting started with SmartMusic and SmartMusic Gradebook. In addition, our development efforts will be focused on improving and simplifying the SmartMusic purchase processes, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students.
          In the third quarter of 2008, we began tracking new versus renewed SmartMusic subscriptions. The following table illustrates the net new SmartMusic subscription data for the quarters ended September 30, 2008 and December 31, 2008:

						Quarterly
	Beginning	New	Renewed	Subscriptions	Quarter End	Net New
	Subscriptions	Subscriptions	Subscriptions	Ended	Subscriptions	Subscriptions
3rd Quarter	95,632	20,347	20,017	37,877	98,119	2,487
4th Quarter	98,119	17,907	17,942	27,384	106,584	8,465

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
          We have achieved positive cash flow from operations for the last five years, including the current year ended December 31, 2008. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. Due to current economic conditions and concerns over school budgets, we are cautious regarding our ability to continue annual profitability. However, we have established contingency plans that will be implemented if certain revenue and cash flow objectives are not met which we believe will be adequate to maintain positive cash flow.
Critical Accounting Estimates
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
          Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years. During fiscal year ended December 31, 2008, we had one distributor that ceased operations and closed its business resulting in a write-off of their uncollectible accounts receivable of $16,300. There were no significant uncollectible accounts in 2007. However, two customer accounts that had ceased operations and were reserved for in 2006 were written off during the fiscal year ended December 31, 2007causing a decrease in the allowance for doubtful accounts that year.
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
          Sales returns and allowance reserves. SmartMusic teacher subscriptions automatically renew at the end of their subscription period. Notices of renewal are sent to the teacher in advance and an invoice is sent upon the renewal date. A reserve is booked for those subscriptions that automatically renew and are subsequently cancelled due to teacher relocation, teacher cancellation, or non-payment of accounts. The reserve represents the revenue recognized on unpaid invoices for SmartMusic subscriptions which are more than 120 days overdue and which have had no activity in the preceding three months. The reserve is then evaluated quarterly to determine if any adjustments are necessary.
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
          Stock based compensation. SFAS 123R requires us to measure and recognize in our Statements of Income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2008.
          Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with the FASB Statement 86 (“FAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which in 2008 included individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Gradebook, whose capitalization and market introduction was completed in 2007, has been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Impact. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.
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
          Deferred tax assets. We have U.S. net operating loss carry-forwards of approximately $19.1 million, and tax credits of approximately $1,054,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes. At December 31, 2008, we had net deferred tax assets totaling approximately $8.5 million. However, since we currently could not conclude that this net asset is more likely than not to be realized we have recorded a valuation allowance for its full amount.

Results of Operations
          The following table summarizes key operating information for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
			Increase
	2008	2007	(Decrease)%
	(In $ thousands)		(In $ thousands)
Notation revenue	$10,289	$10,980	($691)	-6%
SmartMusic revenue	4,070	2,900	1,170	40%
Other revenue	797	700	97	14%

Net revenue	15,156	14,580	576	4%
Cost of revenues	2,380	2,228	152	7%

Gross profit	12,776	12,352	424	3%
Percentage of net sales	84%	85%

Development	4,633	4,278	355	8%
Selling and marketing	4,318	4,045	273	7%
General administrative	3,385	3,504	(119)	-3%

Total operating expenses	12,336	11,827	509	4%

Operating income	440	525	(85)	-16%
Other income	59	127	(68)	-54%

Net income before taxes	$499	$652	($153)	-23%
Income tax expense	(8)	(2)	(6)	300%

Net income	$491	$650	($159)	-24%

Year ended December 31, 2008 compared to the year ended December 31, 2007
          Net revenue. Net revenue increased 4% from $14,580,000 in 2007 to $15,156,000 in 2008.
          Notation revenue decreased $691,000 from $10,980,000 for the year ended December 31, 2007 to $10,289,000 for the year ended December 31, 2008. Notation revenue decreases are due to the decline in our channel sales due to economic conditions and the release cycle of our products. Notation revenue for the year ended December 31, 2007 included the release of Allegro 2007 as well as higher sales from the release of Finale Songwriter which was released late in 2006. New versions of Allegro and Songwriter have historically been released biannually.
          SmartMusic revenue increased by $1,170,000 from $2,900,000 for the year ended December 31, 2007 to $4,070,000 for the year ended December 31, 2008. The increase in SmartMusic revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. We also introduced SmartMusic site licenses in September 2007 with the intent of encouraging school district deployments of SmartMusic student subscriptions. Additionally, in 2007, we established a direct sales force focused on district level sales. As of December 31, 2008, there were 212 site licenses for SmartMusic with average subscriptions per license of 116 and average potential total of 225 subscriptions per license.

          SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the year ended December 31, 2008 was $3,104,000, an increase of $979,000, or 46%, over the year ended December 31, 2008. This increase is due to the increase in the total number of subscriptions as well as a price increase in July 2008 where teacher subscriptions increased from $100 to $130 and student subscriptions increased from $25 to $30. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,230,000 as of December 31, 2008, an increase of $601,000, or 37%, over the balance at December 31, 2007. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
          SmartMusic has shown sustained growth since its launch. As of December 31, 2008, 9,185 schools have purchased SmartMusic, an increase of 20% over the 7,641 schools that had purchased it as of December 31, 2007. Total SmartMusic subscriptions as of December 31, 2008 number 106,584, representing a net gain of 19,683, or 23%, over the December 31, 2007 subscription count of 86,901.
          In April 2007, we launched SmartMusic Gradebook, a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. With the release of SmartMusic Gradebook, we began tracking teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (formerly Impact teachers). As of December 31, 2008, we had 601 SmartMusic Gradebook teachers with an average of 28 student subscriptions per teacher. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore, this is a gain of 601 SmartMusic Gradebook teachers during the second half of the year as the number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year. At December 31, 2007 we reported 357 Gradebook teachers with an average of 42 student subscriptions per teacher. We believe that not enough teachers have actively utilized SmartMusic Gradebook to reflect a significant growth rate in subscriptions as of December 31, 2008 and we continue to focus specific marketing activities on SmartMusic and SmartMusic Gradebook, including development and market introduction of training materials to facilitate teachers and students getting started with our products. Additionally we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized the SmartMusic Gradebook in their curriculum and anticipate continued growth in the number of new subscriptions in the future.
          Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2008, was $955,000, which was $183,000, or 24%, greater than revenue of $772,000 for SmartMusic accessories in the year ended December 31, 2007. Accessory revenue represented 6% of total gross revenue and 23% of SmartMusic revenue in 2008. The increase in accessory revenue in 2008 is due to the increase in SmartMusic subscribers. Additionally, we increased the standard price of microphones from $15.00 to $19.95 in January 2008. Because we expect continuing growth in the number of new SmartMusic subscriptions, we also anticipate increases in the amount of revenue we receive from the sales of accessories.
          Gross profit. Gross profit increased by $424,000 from $12,352,000 for the year ended December 31, 2007, to $12,776,000 for the year ended December 31, 2008, due to the increase in revenue. Gross margin percentages decreased 1% primarily due to increased repertoire development amortization costs as a result of our increased number of large ensemble titles and amortization on SmartMusic Gradebook development costs which began in April 2007. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized notation, repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Gross margin as a percentage of revenue was approximately 84% and 85% for the periods ended December 31, 2008 and 2007, respectively.
          Development expense. Development expenses increased $355,000 from $4,278,000 in 2007 to $4,633,000 in 2008. Development expenses consist primarily of internal payroll, payments to independent contractors, and related expenses for the development of our Finale notation, SmartMusic, and SmartMusic Gradebook products, as well as SmartMusic repertoire development, business systems, and quality assurance.

Personnel and contract labor costs increased from the prior year due to staff increases in order to achieve numerous product development goals related to simplification of the SmartMusic enrollment and purchase processes. Additionally, our business systems expenses increased due to the June 2008 completion of our server co-location project and expansion of our systems infrastructure to support our anticipated SmartMusic subscription growth and provide redundancy in our server infrastructure. We released 929 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments in 2008 and anticipate releasing additional titles in 2009. Net content development expenditures of $1,660,000 in 2008 and $604,000 in 2007 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years. In addition, during 2007, $108,000 of development expenditures was capitalized that related to costs for the development of the SmartMusic Gradebook application. There were no costs capitalized in 2008 for SmartMusic Gradebook. We expect development expenses to slightly increase in 2009 due to the annualized impact of the 2008 headcount and server co-location expenses.
          Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Selling and marketing expenses increased from $4,045,000 in 2007 to $4,318,000 in 2008. This increase of $273,000, or 7%, is primarily related to costs associated with establishing a direct sales force, promotional activities including SmartMusic marketing videos, development of SmartMusic training materials and increased customer support costs as a result of our expanded customer base. Some of these expenses were one-time expenses incurred in 2008. Although we will continue to incur additional costs associated with our increased focus on existing SmartMusic educators that have not yet utilized SmartMusic Gradebook in their curriculum and the ramp up of promotional and public relations activities, we anticipate overall selling and marketing expenses to stabilize in 2009.
          General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt, and other general corporate expenses. General and administrative expenses decreased by $119,000, or 3%, from $3,504,000 in 2007 to $3,385,000 in 2008. General and administrative costs decreased primarily as a result of a decrease to consulting expenses and by decreases to payroll and benefits related expenses. Consulting expenses were higher in 2007 due to Sarbanes Oxley 404 implementation and the adoption of FIN 48 which occurred in the first quarter of 2007. Partially offsetting these decreases were expenses recorded in the 4th quarter of 2008 of approximately $265,000 relating to severance and related costs due to the departure of our founder and former co-Chief Executive Officer. We anticipate general and administrative expenses will decline slightly in 2009 due to this staffing reduction.
          Interest income and expense, net. Net interest income was $96,000 for the year ended December 31, 2008, compared to $133,000 in net interest income for the year ended December 31, 2007. The decrease in net interest income was due to lower interest rates during the year.
          Income tax. Due to operating losses, we recorded only the minimum taxes due for the years ended December 31, 2008 and 2007. Because the Company could not currently determine that it is more likely than not that the operating loss carry-forwards will be realized, there is no tax benefit for loss carry-forwards from prior years reflected in the financial statements.
          Liquidity and capital resources. Cash flow from operating activities was $2,351,000 in the year ended December 31, 2008, compared to $2,149,000 in the year ended December 31, 2007, an increase of $202,000. The improvements in cash provided by operating activities are primarily a result of the increase in SmartMusic subscriptions which increased deferred revenue and changes in accrued liabilities. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year fiscal calendar. Management expects to achieve positive annual cash flow in the foreseeable future but not, necessarily, in each quarter. If we do not meet our anticipated revenue levels due to economic conditions, a significantly later-than-anticipated product release or a decrease in demand for our products, management has identified contingency plans and is committed to expense reductions as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset this decrease in revenue, we may have to seek additional financing. There can be no assurances, however, that such financing will be available under attractive terms or at all.
          Our primary liquidity and capital requirements have been for investment in product development. Cash used in investing activities was $2,043,000 in the year ended December 31, 2008, compared to $926,000 in the year ended December 31, 2007. Current year expenditures were $359,000 for purchases of property and equipment and $1,684,000 for capitalization of software development, primarily for Repertoire Development and SmartMusic Gradebook.
          Cash provided by financing activities was $243,000 in the year ended December 31, 2008, compared to $1,688,000 in the year ended December 31, 2007. This change is primarily due to stock option and warrant activity. During 2008, $300,000 was received for the exercise of stock options and warrants, versus $1,727,000 received in 2007. The majority of our outstanding warrants expired on February 28, 2008. We do not expect any significant cash to be provided by the exercise of stock options or warrants in 2009 due to our current stock price.
          As of December 31, 2008, we had cash and cash equivalents of $6,592,000 and as of December 31, 2007, the balance was $6,041,000.
Contractual Obligations and Commitments
     As of December 31, 2008, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital	Operating
	Lease	Lease	Total Lease
	Obligations	Obligations	Obligations
		(in thousands)
2009	$66	$191	$257
2010	60	192	252
2011	20	48	68
Thereafter	0	0	0

	$146	$431	$577

          From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2008 no such losses existed.
New accounting pronouncements. Refer to Note 3 in our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
          We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2008, and 2007 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2008, and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
          We were not engaged to examine management’s assertion about the effectiveness of MakeMusic, Inc.’s internal control over financial reporting as of December 31, 2008 included in this Annual Report on Form 10-K under the caption “Management’s Report on Internal Controls over Financial Reporting” and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen LLP
Minneapolis, Minnesota
March 5, 2009

MakeMusic, Inc.
Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,592	$6,041
Accounts receivable (net of allowance of $47 and $38 in 2008 and 2007, respectively)	1,397	1,491
Inventories	465	332
Prepaid expenses and other current assets	293	211

Total current assets	8,747	8,075

Property and equipment, net	673	730
Capitalized software products, net	2,631	1,418
Goodwill	3,630	3,630
Other non-current assets	10	29

Total assets	15,691	13,882

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	56	57
Accounts payable	373	427
Accrued compensation	1,170	1,131
Other accrued liabilities	272	184
Post contract support	146	169
Reserve for product returns	382	365
Current portion of deferred rent	30	26
Deferred revenue	2,336	1,702

Total current liabilities	4,765	4,061

Capital lease obligations, net of current portion	76	132
Deferred rent, net of current portion	39	69

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000 Issued and outstanding shares — 4,635,529 and 4,517,803 in 2008 and 2007, respectively	46	45
Additional paid-in capital	65,716	65,017
Accumulated deficit	(54,951)	(55,442)

Total shareholders’ equity	10,811	9,620

Total liabilities and shareholders’ equity	$15,691	$13,882

         See accompanying notes.

MakeMusic, Inc.
Statements of Income
(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2008	2007
Notation revenue	$10,289	$10,980
SmartMusic revenue	4,070	2,900
Other revenue, primarily freight	797	700

NET REVENUE	15,156	14,580

COST OF REVENUES	2,380	2,228

GROSS PROFIT	12,776	12,352

OPERATING EXPENSES:
Development expenses	4,633	4,278
Selling and marketing expenses	4,318	4,045
General and administrative expenses	3,385	3,504

Total operating expenses	12,336	11,827

INCOME FROM OPERATIONS	440	525

Other, net	59	127

Income before income taxes	499	652

Income tax expense	8	2

Net income	$491	$650

Net income per common share:
Basic	$0.11	$0.16
Diluted	0.10	0.15

Weighted average common shares outstanding:
Basic	4,620,651	4,164,544
Diluted	4,779,235	4,464,585
          See accompanying notes.

MakeMusic, Inc.
Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except shares)

			Additional
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2006	3,971,229	$40	$62,896	$(56,092)	$6,844

Exercise of stock options and warrants	546,574	5	1,722	—	1,727

Compensation under FAS123(R)	—	—	399	—	399

Net income	—	—	—	650	650

BALANCE AT DECEMBER 31, 2007	4,517,803	45	65,017	(55,442)	9,620

Exercise of stock options and warrants	117,726	1	299	—	300

Compensation under FAS123(R)	—	—	400	—	400

Net income	—	—	—	491	491

BALANCE AT DECEMBER 31, 2008	4,635,529	$46	$65,716	$(54,951)	$10,811

          See accompanying notes.

MakeMusic, Inc.
Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended	Year Ended
	2008	2007
Cash flows from operating activities
Net income	$491	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	599
Loss on disposal of property and equipment	21	6
Noncash stock based compensation	400	399
Net changes in current assets and liabilities:
Accounts receivable	94	173
Inventories	(133)	15
Prepaid expenses and other current assets	(73)	(9)
Accounts payable	(54)	(80)
Accrued liabilities and product returns	95	(107)
Deferred revenue	634	503

Net cash provided by operating activities	2,351	2,149

Cash flows from investing activities
Purchases of property and equipment	(359)	(214)
Proceeds from disposal of property and equipment	0	1
Capitalized development and other intangibles	(1,684)	(713)

Net cash used in investing activities	(2,043)	(926)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	300	1,727
Payments on capital leases	(57)	(39)

Net cash provided by financing activities	243	1,688

Net increase in cash and cash equivalents	551	2,911
Cash and cash equivalents, beginning of year	6,041	3,130

Cash and cash equivalents, end of year	$6,592	$6,041

Supplemental disclosure of cash flow information
Interest paid	$13	$18
Income taxes paid	8	2
Other non-cash investment and financing activities
Equipment acquired under capital lease	—	203
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
2. Summary of Significant Accounting Policies
Revenue Recognition
          Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the lives of the subscriptions. Software revenue is primarily derived from the sale of “off the shelf” products, easily installed and used by the customer. Software revenue is recognized in accordance with the AICPA SOP 97-2, Software Revenue Recognition, when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. For our bundled products, we recognize revenue based on the fair value of the individual components.
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
          Shipping and handling charges are accounted for in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Net revenue for the years ended December 31, 2008, and 2007 includes $746,000 and $639,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2008 and 2007 includes $470,000 and $436,000 of shipping expense, respectively.
          We record revenue net of any sales tax, use tax and value added tax.
Net Income Per Common Share
          For years ended December 31, 2008, and 2007 diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share (Note 5). The dilutive effect of the additional shares for the years ended December 31, 2008 and 2007 was to increase the weighted average common shares outstanding by 158,584 and 300,041 respectively.

2. Summary of Significant Accounting Policies (Continued)
Segment Reporting
          MakeMusic operates in one industry segment; the design, development, support, and marketing of application software solutions to music educators, music-makers, and the music publishing industry. Product distribution is carried out via the Internet as well as through a variety of strategic partnerships and distribution networks in the United States and many foreign countries. See Note 10 for geographic data.
Fair Value of Financial Instruments
          At December 31, 2008, and 2007 the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations approximated their market values based on the short-term maturities of these instruments. As of December 31, 2008 and December 31, 2007, the Company had no short-term or long-term investments.
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
          The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail, and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the accounts are written off against the allowance for doubtful accounts, and if significant, sent to collections.
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
Capitalized Software Products
          Capitalized software products consist of expenditures to develop software products for sale, including repertoire software.

2. Summary of Significant Accounting Policies (Continued)
Product development
          Costs incurred in the development of software products are capitalized in accordance SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
          Costs capitalized in accordance with SFAS 86 for the development of SmartMusic Gradebook application as of December 31, 2008 and 2007, net of amortization and reserves were $332,000 and $434,000 respectively. The capitalized amount represents costs of developing the SmartMusic Gradebook interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
          As of December 31, 2008, and 2007, costs capitalized for the development of repertoire software, net of amortization and reserves, were $2,299,000 and $972,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a large ensemble title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized repertoire development costs may not be recoverable. For the years ended December 31, 2008 and 2007, amortization was $328,000 and $180,000, respectively.
Goodwill
          Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist (see Note 4).
Patents and Trademarks
          Costs associated with obtaining patents, trademarks and Internet domain names are capitalized and are included in other non-current assets on the balance sheet. These costs are being amortized from three to ten years depending on their estimated useful lives. Costs of maintaining patents and trademarks after acquisition are expensed as incurred.
Impairment of Long-Lived Assets
          Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value of the assets may require a reduction to their estimated fair value as measured by the discounted cash flows or appraised values.

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
          Our provision for income taxes in 2008 and 2007 has been offset by a reduction in the deferred tax valuation allowance. The only income tax expenses recorded during these periods were minimum state income tax payments. Due to the uncertainty regarding the realization of our deferred income tax assets and specifically net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets at both December 31, 2008 and 2007. The potential decrease or increase of the valuation allowance in the near term is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic.
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
          The following table illustrates the change in our FIN 48 during the year ended December 31, 2008 (in thousands):

Balance at January 1, 2008	$3,133
Additions based on tax positions related to the current year	93
Additions for tax positions of prior years	7
Reductions for tax provisions of prior years	(91)
Settlements	—

Balance at December 31, 2008	$3,142

          Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2008 and December 31, 2007, we have recognized no liability related to interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.
          As of December 31, 2008, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2008, are 2004 to 2008.

2. Summary of Significant Accounting Policies (Continued)
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
          The Company accounts for share based payments in accordance with SFAS 123(R) which applies to awards granted in 2006 and thereafter and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased, or cancelled. Compensation cost recognized in 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
          Stock compensation expense for the years ended December 31, 2008 and 2007, was $400,000 and $399,000 respectively.
          During 2008 and 2007 we used the Black-Scholes option pricing models to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	2008	2007
Risk-free interest rate	0.74%	4.5%
Expected life, in years	1.5	3.5
Expected volatility	79.57%	83.23%
Dividend yield	0.00%	0.00%
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

2. Summary of Significant Accounting Policies (Continued)
Advertising and Promotion
          Product costs for promotional samples are classified in the statement of income as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $1,169,000 and $1,039,000 for the years ended December 31, 2008 and 2007, respectively.
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
3. New Accounting Pronouncements
          In September 2006, FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. We adopted FASB Statement 157 during the first quarter of 2008. There has been no impact on our financial statements as a result of adoption.
          In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings. We adopted FASB Statement 159 during the first quarter of 2008 and have not elected the permitted fair value measurement provisions of this statement.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in an acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company as of January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R on our financial statements.

3. New Accounting Pronouncements (Continued)
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. We are required to adopt this standard for fiscal years beginning after January 1, 2009, and the adoption of this standard will have no impact on our financial statements.
4. Supplemental Balance Sheet Information
Inventories
Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)
Components	$391	$347
Finished goods	123	65
Reserve for obsolescence	(49)	(80)

	$465	$332

Property and Equipment
Property and equipment consists of the following:

	December 31,
	2008	2007
	(In thousands)
Computer equipment and software	$2,458	$2,804
Office furniture and other	657	619

	3,115	3,423
Less accumulated depreciation	(2,442)	(2,693)

	$673	$730

          Depreciation expense for years ended December 31, 2008 and 2007 was $416,000 and $344,000 respectively.
          Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $232,000 of gross assets held as capital leases during 2008 and 2007 which had accumulated depreciation of $62,000 and $40,000 as of December 31, 2008 and 2007, respectively.

4. Supplemental Balance Sheet Information (Continued)
Capitalized Software Products
Capitalized software products are as follows:

	December 31,
	2008	2007
	(In thousands)
Repertoire development	$3,467	$1,813
Software translation	125	125
SmartMusic website	461	461
SmartMusic Impact development	511	511
Other	—	12

	4,564	2,922
Less accumulated depreciation and amortization	(1,933)	(1,504)

	$2,631	$1,418

          Amortization expense related to the capitalized software was $471,000 and $249,000 for the years ended December 31, 2008, and 2007, respectively. Of the $2,631,000 in capitalized software as of December 31, 2008, $674,000 is for repertoire development in progress that has not yet been released into a current product. When the content that is currently in development is released into current product from time to time, these additional amounts will also be amortized over five years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2009	$613
2010	613
2011	613
2012	495
2013	297

$2,631

Goodwill
          Goodwill of $3,630,000 resulted from a reverse merger in 2000. On an annual basis, we analyze the value of goodwill by comparing our market value to book equity as an indication of whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2008, and 2007 indicated no impairment had occurred in either year.
Other Non-current Assets
          Other non-current assets, net, consist of the following:

	December 31,
	2008	2007
	(In thousands)
Patents and trademarks	$10	$20
Prepaid royalties	—	9

	$10	$29

4. Supplemental Balance Sheet Information (Continued)
Deferred Revenue
          Deferred revenue is composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, Finale maintenance agreements, deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic websites, and deposits for royalties earned from partners incorporating MakeMusic products into their sales items.

	December 31,
	2008	2007
	(In thousands)
Deferred SmartMusic subscription revenue	$2,235	$1,630
Deferred notation revenue	51	10
Deposits	50	62

	$2,336	$1,702

Other Accrued Liabilities
          Other accrued liabilities are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2008	2007
	(In thousands)
Accrued royalties	$56	$40
Accrued general expenses	216	144

	$272	$184

5. Shareholders’ Equity
Stock Options and Warrants
          The Company has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 1,500,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be equal to or more than the stock’s fair market value at the grant date. The Company’s previous stock option plan (the 1992 Plan) expired September 28, 2002, which allowed up to 267,500 shares of its common stock to be issued to key employees and directors. Under the 1992 Plan, all options vest over periods of up to six years and were granted at prices that must be at least equal to the stock’s fair market value at the grant date. There were 659,055 options outstanding under the 2003 plan and 800 options outstanding under the 1992 plan as of December 31, 2008.

5. Shareholders’ Equity (Continued)
          The following table represents stock option activity for the twelve months ended December 31, 2008:

			Weighted	Weighted
	Shares		Average	Average
	Reserved for	Plan	Exercise	Remaining
	Grant	Options	Price	Contract Life
Outstanding at December 31, 2007	55,160	712,768	$4.34

Authorized	550,000
Granted	(274,500)	274,500	$3.98
Expired	29,000	(44,410)	$5.33
Cancelled	276,003	(276,003)	$3.46
Exercised	—	(7,000)	$3.55

Outstanding at December 31, 2008	635,663	659,855	$4.50	2.3 Years

Exercisable at December 31, 2008	—	497,390	$4.09	1.9 Years

          The weighted-average fair value of options granted during 2008 and 2007 (computed using the Black-Scholes method) was $1.36 and $3.57, respectively.
          The following summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices				Options Outstanding		Options Exercisable
				Weighted
				Remaining	Weighted		Weighted
			Number	Contractual Life	Exercise	Number	Exercise
From	to		Outstanding	(in Years)	Price	Outstanding	Price

$ 0.00	to	$2.27	265,000	1.31	$2.27	240,160	$2.27
$ 2.27	to	$3.50	41,729	1.69	$2.35	41,729	$2.35
$ 3.51	to	$6.00	232,295	2.36	$5.66	149,795	$5.58
$ 6.01	to	$10.00	84,833	4.68	$6.96	44,708	$7.56
$10.01	to	$11.00	35,998	4.64	$10.21	20,998	$10.25

	Total		659,855	2.32	$4.50	497,390	$4.09

          At December 31, 2008, the aggregate intrinsic value of options outstanding was $70,000 and the aggregate intrinsic value of options exercisable was $64,000. Total intrinsic value of options exercised during 2008 was $38,000. At December 31, 2008, there was $447,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.7 years.
          There were no new warrants issued during 2008 or 2007. Total warrants of 30,083 at a weighted average exercise price of $3.34 are outstanding at December 31, 2008, all of which are exercisable. The warrants expire as follows:
2010 — 15,083
2011 — 15,000

5. Shareholders’ Equity (Continued)
          During fiscal year ended December 31, 2008, a total of 110,726 warrants were exercised at an average exercise price of $2.48. During fiscal year ended December 31, 2008, warrants totaling 46,432 expired. There were no warrants that expired during fiscal year ended December 31, 2007.
6. Commitments
Capital Lease Obligations
          Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2009	$66
2010	60
2011	20

Total minimum lease payments	146
Less amount representing interest	14

Present value of net minimum lease payments	132
Less current portion	56

Long-term portion	$76

Operating Leases
          The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2008, are as follows (in thousands):

2009	$191
2010	192
2011	48

Total	$431

          Rent expense, including common area maintenance expense for the years ended December 31, 2008, and 2007 was $258,000 and $232,000, respectively.
7. 401(k) Savings Plan
          The Company has a 401(k) savings plan for the benefit of qualified employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2008 or 2007.

8. Income Taxes
          The tax effects of temporary differences for 2008 and 2007 at an assumed effective annual rate of 36% (combined federal rate and state tax rate) for both years are shown in the following table:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$6,810	$7,027
Research and development credits	1,055	1,033
Inventory	18	29
Depreciation and amortization	157	157
Deferred revenue	823	590
Software development and prepaid royalties	51	85
Accrued expenses	486	386
Accounts receivable	16	14
AMT credit carryforward	0	17
Valuation allowance for deferred tax assets	(8,467)	(8,791)

Net deferred tax assets	$949	547
Deferred tax liability:
Software development costs	949	547
Net deferred taxes	$—	$—

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
          A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense included in the statements of income is as follows:

	December 31,
	2008	2007
	(In thousands)
Income tax expense computed at the statutory rate	$169	$222
State tax expense, net of calculated federal income tax effects	10	13
Change in deferred tax rate	—	—
True up of NOL	—	76
R&D Credits	(22)	(171)
Change in Valuation Allowance	(324)	(275)
Permanent differences	151	146
Other	24	(9)

Income tax expense	$8	$2

8. Income Taxes (Continued)
Net Operating Losses
          At December 31, 2008, we had net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates (in thousands):

		Research and
	Net Operating Loss	Development Credits

2009	$—	$90
2010	2,072	47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	1,472	36
2020	4,414	—
2021	3,037	72
2022	1,375	116
2023	2,056	72
2024	—	91
2025	—	68
2026	—	71
2027	—	171
2028	—	93

	$19,124	$1,054

          Section 382 of the Internal Revenue Code restricts the annual utilization of NOL’s incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available. We have yet to determine whether any limitation on these NOLs exists at December 31, 2008.
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

10. Segment and Geographic Data (Continued)
All of our long-lived assets are located in North America. The geographic distribution of our revenues is summarized in the following table:

	December 31,
	2008	2007
	(In thousands)
Net sales:
North America	$12,775	$11,928
Europe	1,334	1,468
Japan	625	723
Other foreign countries	442	461

	$15,156	$14,580

11. Liquidity
          Net cash provided by operating activities was $2,403,000 for the year ended December 31, 2008, compared to $2,149,000 provided by operating activities for the year ended December 31, 2007. We expect to continue to generate positive operating cash flow in the foreseeable future, but not necessarily every quarter. If we do not meet our anticipated revenue levels due to economic conditions, a significantly later-than-anticipated notation product release or a decrease in demand for our products, management is committed to expense reductions in sales, marketing, and other areas as necessary to ensure adequate cash levels remain to continue funding operations. If further expense reductions do not offset such a decrease in revenue, we may have to seek additional financing. However, there can be no assurances that such financing will be available on attractive terms or at all.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None
ITEM 9A(T). CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
          Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
          Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.
          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
          There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

          On January 28, 2009, pursuant to a recommendation by the Compensation Committee, the Board of Directors further amended the cash director fees under our existing Board Compensation Plan, which was adopted February 15, 2007 and amended January 31, 2008. During 2009, each non-employee director who is not otherwise being compensated by MakeMusic shall be paid a cash fee of $5,000 per calendar quarter for board membership. In addition, a director serving as a chairperson of the board of directors or one or more committees of the board of directors shall be paid an additional $2,500 per calendar quarter. The full text of the Board Compensation Plan is attached as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated by reference herein.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The names and ages of the executive officers of MakeMusic and their positions and offices presently held are as follows:

Name	Age	Position
Ronald B. Raup	58	Chief Executive Officer
Karen L. VanDerBosch	45	Chief Financial Officer and Treasurer
Ronald B. Raup, is the Company’s Chief Executive Officer, serving in that position since November 24, 2008. From December 6, 2007 to November 24, 2008, he served as co-Chief Executive Officer and has served as President, Chief Operating Officer and director since October 2006. Prior to that, Mr. Raup served as Chief Marketing Officer from September 2005 until October 2006, and as a member of our Board of Directors from September 2004 until September 2005. Mr. Raup has more than thirty years of experience in the music product industry. From 2003 through 2005, Mr. Raup served as Vice President-Piano Division of Brook Mays Music Company, the largest full-line music product retailer in the United States. In addition to his three-year term as Vice President, Mr. Raup also served as Chief Operating Officer for Brook Mays from 1999 through 2002. From 1995 to 1999, he was employed at MakeMusic as our President and Chief Operating Officer. Mr. Raup has also served as Senior Vice President of Marketing and Sales at Yamaha Corporation of America, the largest music products company in the world. He also served on Yamaha’s Board of Directors. Mr. Raup has served on various industry boards including NAMM, the International Music Products Association, and the World Economic Summit.
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
          Additional information required by Item 10 relating to directors, compliance with Section 16(a) of the Exchange Act, and code of ethics is incorporated herein by reference to the sections labeled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Business Conduct,” that appear in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item 11 is contained in the section entitled “Executive Compensation” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 regarding security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” that appears in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
          The following table provides information concerning our equity compensation plans as of December 31, 2008.

			Number of securities remaining
			available for future issuance
	Number of securities to be	Weighted average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options.	outstanding options.	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	659,855	$4.50	330,660
Totals	659,855	$4.50	330,660
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          The information required by this Item 13 is contained in the sections entitled “Election of Directors” and “Certain Transactions and Business Relationships” that appear in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this Item 14 is contained in the section entitled “Independent Registered Public Accounting Firm, Audit Fees” that appears in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of McGladrey & Pullen LLP on Consolidated Financial Statements as of and for the periods ended December 31, 2008 and December 31, 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the periods ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the periods ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the periods ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8: Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakeMusic, Inc.
Dated: March 6, 2009	By:	/s/ Ronald B. Raup
Ronald B. Raup, Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
(Power of Attorney)
Each person whose signature appears below constitutes and appoints Ronald B. Raup and Karen L. VanDerBosch as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Ronald B. Raup
Ronald B. Raup, Chief Executive Officer and Director	March 6, 2009

/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer	March 6, 2009

/s/ Jeffrey A. Koch
Jeffrey A. Koch, Chairman of the Board, Director	March 6, 2009

/s/ Michael E. Cahr
Michael E. Cahr, Director	March 6, 2009

/s/ Keith A. Fenhaus
Keith A. Fenhaus, Director	March 6, 2009

/s/ Robert Morrison
Robert Morrison, Director	March 6, 2009

/s/ Graham Richmond
Graham Richmond, Director	March 6, 2009

/s/ Michael R. Skinner
Michael R. Skinner, Director	March 6, 2009

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-K FOR 2008 FISCAL YEAR

Exhibit
Number	Description

3.1	Restated Articles of Incorporation as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

3.2	Bylaws as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated December 6, 2007

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. — incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2007

10.1*	MakeMusic 2003 Equity Incentive Plan, as amended through November 24, 2008 — filed herewith

10.2*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan - incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.3*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan - incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.4*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan — filed herewith

10.5*	Form of Restricted Stock Unit Agreement under the MakeMusic 2003 Equity Incentive Plan — filed herewith

10.6*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008 and as further amended January 28, 2009 — filed herewith

10.7*	Employment Agreement dated February 26, 2007 between the Registrant and Ronald B. Raup - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 26, 2007

10.8*	Amendment No. 1 to Employment Agreement between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008

10.9*	Separation Agreement effective December 31, 2008 between the Registrant and John W. Paulson - filed herewith

10.10*	2008 Executive Compensation Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm — filed herewith

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.