Form 10-Q
period 2009-03-31
MAKEMUSIC, INC.
filed 2009-05-08
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 17, 2009 there were 4,662,173 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,111	$6,592
Accounts receivable (net of allowance of $45 and $44 in 2009 and 2008, respectively)	1,517	1,397
Inventories	426	465
Prepaid expenses and other current assets	368	293

Total current assets	8,422	8,747

Property and equipment, net	689	673
Capitalized software products, net	2,679	2,631
Goodwill	3,630	3,630
Other non-current assets	9	10

Total assets	15,429	15,691

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	55	$56
Accounts payable	451	373
Accrued compensation	910	1,170
Other accrued liabilities	240	272
Post contract support	146	146
Reserve for product returns	502	382
Current portion of deferred rent	32	30
Deferred revenue	2,175	2,336

Total current liabilities	4,511	4,765

Capital lease obligations, net of current portion	62	76
Deferred rent, net of current portion	31	39

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 10,000,000 Issued and outstanding shares - 4,662,173 and 4,635,529 in 2009 and 2008, respectively	47	46
Additional paid-in capital	65,874	65,716
Accumulated deficit	(55,096)	(54,951)

Total shareholders’ equity	10,825	10,811

Total liabilities and shareholders’ equity	$15,429	$15,691

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months
	Ended March 31,
	2009	2008
Notation revenue	$2,528	$2,556
SmartMusic revenue	1,156	882
Other revenue	158	184

NET REVENUE	3,842	3,622

COST OF REVENUES	557	507

GROSS PROFIT	3,285	3,115

OPERATING EXPENSES:
Development expenses	1,279	1,113
Selling and marketing expenses	1,131	1,175
General and administrative expenses	1,032	985

Total operating expenses	3,442	3,273

LOSS FROM OPERATIONS	(157)	(158)

Other, net	14	9

Net loss before income tax	(143)	(149)

Income tax expense	2	0

Net loss	($145)	($149)

Loss per common share:
Basic and diluted	($0.03)	($0.03)

Weighted average common shares outstanding:
Basic and diluted	4,644,410	4,577,458
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months
	Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	($145)	($149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	189
Noncash stock based compensation	158	139
Net changes in assets and liabilities:
Accounts receivable	(120)	95
Inventories	39	6
Prepaid expenses and other current assets	(75)	11
Accounts payable	78	(41)
Accrued liabilities and product returns	(178)	(280)
Deferred revenue	(161)	(48)

Net cash used in operating activities	(167)	(78)

Cash flows from investing activities
Purchases of property and equipment	(126)	(70)
Capitalized development and other intangibles	(173)	(509)

Net cash used in investing activities	(299)	(579)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	—	297
Payments on capital leases	(15)	(14)

Net cash (used) provided by financing activities	(15)	283

Net decrease in cash and cash equivalents	(481)	(374)
Cash and cash equivalents, beginning of period	6,592	6,041

Cash and cash equivalents, end of period	$6,111	$5,667

Supplemental disclosure of cash flow information
Interest on capital lease obligations	$3	$4
Income taxes paid	2	—
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three-month periods ended March 31, 2009 and 2008 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We did not record a benefit for income tax in the three months ended March 31, 2009 and 2008 as the provision was offset by an increase in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2009 and 2008.

We have implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In the first quarter of 2007 we completed our review of uncertain tax positions and recorded a FIN 48 reserve and corresponding reduction in our valuation allowance of approximately $2,962,000. Due to the reduction in our valuation allowance the adoption of FIN 48 did not have an effect on the net loss for the quarter ending March 31, 2007 and no adjustment was made to opening retained earnings. Interest and penalties related to any uncertain tax positions would be accounted for as a long term liability with the corresponding expense being charged to current period non-operating expense. As of March 31, 2009 and March 31, 2008, the company had recognized no liability related to interest or penalties. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of March 31, 2009 the FIN 48 reserve included within the deferred tax valuation allowance was $3,142,000. There was no additional FIN 48 reserve recorded in the quarter ended March 31, 2009.

As of March 31, 2009 and March 31, 2008, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2009 are 2004-2008.

Note 4	Stock-Based Compensation. The MakeMusic, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as amended, reserves a total of 1,500,000 shares of our common stock for issuance under stock options, restricted stock, performance awards and stock appreciation rights. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for additional information related to our stock-based compensation plans.

We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2009 and 2008, we recognized $158,000 and $139,000, respectively, of expense related to stock-based compensation.
Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2009	2008
Black-Scholes Model:
Risk-free interest rate	1.06%	2.97%
Expected life, in years	4.1	3.5
Expected volatility	75.40%	67.17%
Dividend yield	0.00%	0.00%
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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the three months ended March 31, 2009:

				Weighted	Weighted
	Shares	2003 Plan		Average	Average
	Reserved	Restricted	2003 Plan	Option	Remaining
	for Grant	Shares	Option Shares	Exercise Price	Contract Life
At December 31, 2008	635,663	—	659,855	$4.50

Authorized
Granted	(116,644)	26,644	90,000	$3.30
Expired	—	—	(15,000)	$4.89
At March 31, 2009	519,019	26,644	734,855	$4.35	2.3 Years

Outstanding Exercisable at March 31, 2009			489,890	$4.09	1.8 Years

At March 31, 2009 the aggregate intrinsic value of options outstanding was $37,000, and the aggregate intrinsic value of options exercisable was $33,000.

At March 31, 2009 there was $344,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 1.8 years. At March 31, 2009 there was $104,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.8 years.

Note 5	New and Pending Accounting Pronouncements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year beginning January 1, 2009. The company adopted FASB Statement 141R during the first quarter of 2009. There has been no impact on the company’s financial statements as a result of adoption.

Note 6	Segment Reporting.

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.

Effective January 1, 2009, MakeMusic began reporting results of operations by two unique reportable segments, Notation and SmartMusic. Historically, net revenue has been reported separately for these two product lines. However, direct and operating costs had not been previously assessed or reported by segment and therefore prior year comparative costs are not reported.

The Notation segment includes the design, development and sales and marketing of music notation software in the Finale family of products.

The SmartMusic segment includes the design, development, amortization of capitalized song title development and sales and marketing of the subscription-based SmartMusic product line and related accessories.

The remaining activities are included in “Other”. These are unallocated expenses which include costs related to general and administrative and business systems functions performed that are not directly attributable to a particular segment. Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items.

Segment assets or other balance sheet information are not presented to management. Therefore, information relating to segment assets is not presented.

The following table presents results of operations by reportable segment:

	For the three months ended March 31, 2009
	(In thousands)
	Notation	SmartMusic	Other	Total
NET REVENUE	$2,617	$1,225	$—	$3,842

COST OF REVENUES	182	375	—	557

GROSS PROFIT	2,435	850	—	3,285

OPERATING EXPENSES:
Development expenses	487	482	309	1,278
Selling and marketing expenses	481	456	193	1,130
General and administrative expenses	19	16	998	1,033

Total Operating Expenses	988	954	1,500	3,442

Income/(Loss) from Operations	1,447	(104)	(1,500)	(157)

Other Income/(Expense)	—	—	12	12

NET INCOME/(LOSS)	$1,447	($104)	($1,488)	($145)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     MakeMusic’s mission is to develop and market solutions that transform how music is composed, taught, learned and performed. This is accomplished by:
•	Providing integrated technology, content and web services to enhance and expand how music is taught, learned and prepared for performance.

•	Providing music education content developers with a technology-enriched publishing platform that leverages their copyrighted assets while simultaneously increasing the content and value of the SmartMusic library.

•	Offering software solutions for engraving and electronically distributing sheet music.
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and choir, and Finale® music notation software. We believe these innovative products that reinforce each other’s features and competitiveness, will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and has a large customer database. Music notation software is a niche business since only a small percentage of musicians ever notate music.
     The first quarter of 2009 resulted in continued sales growth for SmartMusic and comparable sales for Finale products and overall, a 6% increase over first quarter 2008 net revenue was achieved. Gross margin percentages remained unchanged at 86% in the first quarter of 2009 and 86% in the first quarter of 2008 due to the amortization of software development and repertoire development relating to SmartMusic and SmartMusic Impact (Gradebook). Operating expenses increased 5% in the first quarter of 2009, primarily due to increased business systems expenses as a result of increased staffing and expansion of our systems infrastructure to support our anticipated SmartMusic growth. As a result of the factors mentioned, net loss in the first quarter of 2009 was $145,000, compared to a net loss of $149,000 for the same period last year.
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
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band, orchestra or choir so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more fun, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more fun and productive leads to rapid student skill-development, increased student confidence, higher student retention and stronger music programs.
     In April 2007, we introduced SmartMusic Impact®, a web-based grade book that is included with each teacher subscription. We are in the process of renaming this feature to SmartMusic Gradebook™ to more clearly define the capability of the product. SmartMusic Gradebook is designed to manage student assignments, grades and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.

     We have established a sales organization to focus on direct school district sales activities and introduced site licenses offering discounts for volume purchases. As of March 31, 2009 we had executed 216 site licenses, compared to 47 site licenses as of March 31, 2008.
     In addition to tracking the total number of subscriptions, we track teachers who use SmartMusic as well as the number of those teachers who are using the Gradebook to deliver and manage student assignments to fifty students or more (formerly known as Impact teachers, now Gradebook teachers). As of March 31, 2009, we reported 829 Gradebook teachers compared to 498 Gradebook teachers as of March 31, 2008.
     The following table illustrates our quarterly SmartMusic metrics:

	Mar-08	Jun-08	Sep-08	Dec-08	Mar-09
Total Subscriptions	92,776	95,632	98,119	106,584	110,318
Educator Accounts	8,161	8,165	9,165	9,185	9,091
Educators who have issued assignments*	1,159	1,282	827	1,436	1,874
Gradebook Teachers *	498	538	247	601	829
Site Licenses	47	97	189	212	216

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     Educator accounts experienced a 20% growth rate during the 2008 fiscal year which creates the potential for sizable growth in student subscriptions. However, this growth depends upon teachers increasing their use of SmartMusic Gradebook to set up their classes, enroll students and issue frequent SmartMusic assignments. To date, there are not enough teachers that have actively utilized SmartMusic Gradebook to reflect a significant growth rate in subscriptions which has contributed to student subscriptions lagging behind our expectations.
     The SmartMusic target business model is based on music educators integrating SmartMusic into their teaching and using the SmartMusic Gradebook to issue frequent assignments, which we believe would result in an increase in student subscriptions. As stated above, 1,874, or 21%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 107,411 students receiving SmartMusic assignments. The total student subscriptions associated with these Gradebook accounts are 46,353.
     To accelerate the adoption of this target business model and address the lower-than-expected subscription rates in 2008, in the first quarter of 2009 we hired a sales director and increased the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Gradebook in their curriculum. In addition, our development efforts are focused on improving and simplifying the SmartMusic purchase processes, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. These product enhancements will be included in SmartMusic 2010, which is scheduled to be released prior to the back-to-school season of 2009.
     In the third quarter of 2008, we began tracking new versus renewed SmartMusic subscriptions. The following table illustrates the net new SmartMusic subscription data for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009:

						Quarterly
Quarter	Beginning	New	Renewed	Subscriptions	Quarter End	Net New
End Date	Subscriptions	Subscriptions	Subscriptions	Ended	Subscriptions	Subscriptions
9/30/2008	95,632	20,347	20,017	37,877	98,119	2,487
12/31/2008	98,119	17,907	17,942	27,384	106,584	8,465
3/31/2009	106,584	10,609	12,241	19,116	110,318	3,734
     We define renewed subscriptions as those subscriptions that customers purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year as well as fluctuations in the date that music teachers implement their curriculum, we commonly see subscribers that have a delay of up to two months in renewing their subscription. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic subscriptions. We intend to report SmartMusic subscription renewals on a quarterly basis.
     We have achieved positive cash flow from operations for the last five years, including the most recent year ended December 31, 2008. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to the current economic conditions and concerns over school budgets, we are cautious regarding our ability to continue annual profitability. However, we have established contingency plans that will be implemented if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.
     In 2009, we began reporting results of operations by two unique reportable segments, Notation and SmartMusic. Historically, net revenue has been reported separately for these two product lines. However, direct and operating costs had not been previously assessed or reported by segment. Therefore, prior year comparative costs are not available and operating costs by segment are not discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further information on segment reporting, refer to Note 6 to the financial statements appearing in Part I, Item 1 of this report.
Results of Operations
     The following table summarizes key operating information for the three months ended March 31, 2009 and 2008.

	3 Months Ended March 31,
	2009	2008	Incr (Decr)%
	($ in thousands)		($ in thousands)
Notation revenue	$2,528	$2,556	($28)	-1%
SmartMusic revenue	1,156	882	274	31%
Other revenue	158	184	(26)	-14%

Net revenue	3,842	3,622	220	6%
Cost of revenues	557	507	50	10%

Gross profit	3,285	3,115	170	5%
Percentage of net sales	86%	86%

Development expense	1,279	1,113	166	15%
Selling and marketing expense	1,131	1,175	(44)	-4%
General and administrative expense	1,032	985	47	5%

Total operating expense	3,442	3,273	169	5%

Operating loss	(157)	(158)	1	1%
Other income	14	36	(22)	-61%

Net loss before taxes	($143)	($122)	($21)	-17%
Income tax provision	(2)	(27)	25	-93%

Net loss	($145)	($149)	$4	3%

Comparison of the three-month period ended March 31, 2009 to the three-month period ended March 31, 2008
     Net revenue. Net revenue increased 6% from $3,622,000 in the three-month period ended March 31, 2008 to $3,842,000 in the three-month period ended March 31, 2009.
     Notation revenue decreased by $28,000 to $2,528,000 when comparing the three-month period ended March 31, 2009 and 2008. The first quarter of 2008 included revenue from a $133,000 Finale site license, whereas there was no comparable sale in 2009. Notation revenue decreases during the quarter were also due to a decline in our channel sales due to economic conditions. Partially offsetting this decline were sales of Finale NotePad®, which we began charging for in October 2008.
     SmartMusic revenue for the quarter ended March 31, 2009, was $1,156,000, an increase of $274,000, or 31%, over the quarter ended March 31, 2008. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the success of our SmartMusic site license program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of March 31, 2008 there were 216 site licenses for SmartMusic with average subscriptions per license of 128 and average potential of 233 subscriptions per license.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended March 31, 2009 was $912,000, an increase of $211,000, or 30%, over the three-month period ended March 31, 2008. This increase is due to the increase in the total number of subscriptions as well as a price increase in July 2008 where teacher subscriptions increased from $100 to $130 and student subscriptions increased from $25 to $30. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,078,000 as of March 31, 2009, an increase of $488,000, or 31%, over the balance at March 31, 2008. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 9,091 schools have purchased SmartMusic, an increase of 11% over the 8,161 schools that had purchased it as of March 31, 2008. Total SmartMusic subscriptions as of March 31, 2009 number 110,318, representing a net gain of 17,542, or 19% over the March 31, 2008 subscription count of 92,776.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (formerly Impact teachers). As of March 31, 2009, we had 829 SmartMusic Gradebook teachers with an average of 39 student subscriptions per teacher. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. Therefore, this is a gain of 829 SmartMusic Gradebook teachers during the 2008/2009 school year as the number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year. At March 31, 2008 we reported 498 Gradebook teachers with an average of 32 student subscriptions per teacher. We believe that not enough teachers have actively utilized SmartMusic Gradebook to reflect a significant growth rate in student subscriptions and we continue to focus specific marketing activities on SmartMusic and SmartMusic Gradebook, including hiring a sales director in the first quarter of 2009 and introducing training materials to teachers and students that simplify getting started with our products. Additionally we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized the SmartMusic Gradebook in their curriculum and anticipate continued growth in the number of new subscriptions in the future.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended March 31, 2009 was $176,000, which was $5,000, or 3%, less than revenue of $181,000 for SmartMusic accessories in the quarter ended March 31, 2008. This decrease is due to fewer new SmartMusic subscribers in the first quarter of 2009 when compared to the first quarter of 2008. During the quarter ended March 31, 2009 total subscriptions increased 3,734, compared to an increase of 5,875 of total subscriptions during the quarter ended March 31, 2008. We increased the selling price of microphones from $15.00 to $19.95 in mid-January 2008 which partially offset the impact of the decreased volume.

     Gross profit. Gross profit in the quarter ended March 31, 2009 increased by $170,000, to $3,285,000, compared to the quarter ended March 31, 2008. The increase in gross profit for the three months ended March 31, 2009 is a result of the increase in revenues offset by higher repertoire development amortization as a result of our increased repertoire in SmartMusic. Repertoire development amortization as a percentage of SmartMusic revenue was 11% for the current quarter as compared to 10% for the same quarter last year. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margin as a percentage of sales was 86% for each of the three-month periods ended March 31, 2009 and 2008.
     Development expense. Development expenses increased 15% to $1,279,000, from $1,113,000, when comparing the quarters ended March 31, 2009 and 2008. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the first quarter of 2009 compared to the same period in 2008 due to staff increases in order to achieve numerous product development goals related to the simplification of SmartMusic user interface, enrollment and purchase processes. Additionally, in June 2008 we completed a server co-location project and expansion of our infrastructure to support our anticipated SmartMusic growth. We anticipate increased development costs due to the annualized impact of the increased headcount additions in 2008 and expenses related to our infrastructure expansion.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses decreased 4% to $1,131,000 in the quarter ended March 31, 2009 compared to $1,175,000 for the quarter ended March 31, 2008. The decrease in expenses is primarily due to decreased costs related to tradeshow activities. We anticipate sales and marketing expenses for future months in 2009 to be comparable to those in 2008.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased 5% to $1,032,000 during the first quarter of 2009 compared to $985,000 for the same period of 2008. General and administrative costs increased primarily as a result of standard annual increases in health insurance premiums, legal, accounting and consulting expenses.
     Operating loss. Net loss from operations was comparable at $157,000 for the three months ended March 31, 2009 and $158,000 in the three months ended March 31, 2008. We maintained our operating performance in the first quarter due mainly to the continued performance of our SmartMusic product, offset in part by the increased development and general and administrative costs noted above, when compared to the same period last year.
     The Notation segment results for the first quarter of 2009 reflects operating income of $1,447,000, the SmartMusic segment reported an operating loss of $104,000 and $1,500,000 of costs, primarily general and administrative, are not allocated by segment. Prior year comparative costs are not reported as direct and operating costs had not been previously assessed or reported by segment.
     Net loss. Net loss in the first quarter of 2009 was $145,000, or $0.03 per basic and diluted share, compared to net loss of $149,000, or $0.03 per basic and diluted share, in the first quarter of 2008. The comparable net loss during the first quarter was due mainly to the same factors noted above.
     Liquidity and capital resources. Net cash used by operating activities was $167,000 for the quarter ended March 31, 2009, compared to $78,000 of cash used by operating activities in the quarter ended March 31, 2008. The increase in cash used in the first quarter of 2009 compared to the same period in 2008 is primarily the result of a decline in new SmartMusic subscriptions, which reduced deferred revenue and increased working capital requirements. Net new subscriptions in the first quarter of 2009 were 3,734 compared to 5,875 in the first quarter of 2008.
     Net cash used in investing activities was $299,000 for the quarter ended March 31, 2009, compared to $579,000 cash used in investing activities for the comparable quarter of 2008. The decrease is primarily due to the decrease of capitalization of software development, primarily for Repertoire Development. Our spending on Repertoire Development has declined due to reducing the overall number of titles being developed, shifting from band to orchestra titles that have fewer parts and are therefore less expensive, and moving engraving work in-house from external contractors.

     Net cash used by financing activities was $15,000 in the first quarter of 2009. This is a decrease of $298,000 compared to net cash provided by financing activities of $283,000 in the first quarter of 2008. During the first quarter of 2008, $297,000 was received for stock option and warrant exercises compared to $0 in the first quarter of 2009. We expect cash provided from financing activities to be lower in 2009 due to the fact that substantially all of our outstanding warrants were exercised or expired in 2008 and the relatively low intrinsic value of options outstanding at March 31, 2009.
     Cash and cash equivalents as of March 31, 2009 was $6,111,000 compared to $5,667,000 as of March 31, 2008. The increase in cash is due to our net income reported for the year ended December 31, 2008 and the increase in SmartMusic subscription revenue during the first quarter of 2009. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which typically occur in the third or fourth quarter, and school budget cycles.
     Management believes that we currently have sufficient cash to finance operations for the foreseeable future. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. Due to current economic conditions, we have established contingency plans that will be implemented if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.

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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to future cash flows from operations; our intent to focus specific marketing activities on SmartMusic and SmartMusic Gradebook; our expectations regarding our target business model and future subscription growth for SmartMusic; our anticipated development costs and sales and marketing expenses; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; and our beliefs relating to adequacy of capital resources. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 31, 2009.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On March 2, 2009, the Compensation Committee of the Board of Directors adopted an Executive Incentive Compensation Plan (the “Executive Plan”). The Compensation Committee subsequently approved revisions to the Executive Plan on May 5, 2009. The Executive Plan is applicable to our Chief Executive Officer, Chief Financial Officer, certain other key employees and such other participants as the Compensation Committee may designate in the future. Participants have the potential to earn cash, restricted stock and options. All equity awards made pursuant to the Executive Plan will be governed by the Company’s 2003 Equity Incentive Plan, or any amended version thereof. The amount of cash and number of shares of restricted stock payable to the participants under the Executive Plan will be based on the Company’s achievement of performance targets that are established by the Compensation Committee on an annual basis. In addition, the Compensation Committee may grant options to our named executive officers or other employees if certain performance levels are achieved.
The Compensation Committee will evaluate the Company’s performance after each completed fiscal year to determine the amount of cash and the number of shares of restricted stock each participant has earned. The earned cash award will be delivered as soon as possible thereafter and the earned restricted stock will be delivered on March 15 of the year in which the evaluation occurs. The risks of forfeiture on the earned shares of restricted stock will lapse immediately on the delivery date as to twenty-five percent of the award and in twenty-five percent increments on March 15 of the following three years. If a participant voluntarily terminates employment without good reason or has been terminated by the Company for cause, he or she will forfeit any portion of the award that remains restricted.
The Compensation Committee has determined that for 2009, the performance targets are free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions, with a maximum of $172,800 cash and $172,800 worth of restricted stock for our Chief Executive Officer and a maximum of $111,000 cash and $111,000 worth of restricted stock units for our Chief Financial Officer.
The Executive Plan, as amended, is attached hereto as Exhibit 10.2 and is incorporated by reference herein.
Subsequent to the end of our fiscal quarter, on May 8, 2009, our Board of Directors, based on the recommendation of the Compensation Committee, approved employment agreements for our Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer’s employment agreement amends and restates his previous agreement dated February 1, 2007, as amended October 27, 2008. We did not previously have a written employment agreement with our Chief Financial Officer.

Each of the employment agreements states that the executive is entitled to a base salary, as set forth therein and subject to adjustment at the Company’s discretion. For 2009, the Compensation Committee has approved base salaries of $216,000 and $185,000 for our Chief Executive Officer and Chief Financial Officer, respectively. In addition, the executives may receive bonuses, equity awards and fringe benefits at the Company’s discretion. Each employment agreement provides that the executive is entitled to one year of severance payments if he or she is terminated without Cause (as defined in the employment agreement) or resigns for Good Reason (as defined in the employment agreement) upon or within 12 months of a Change in Control (as defined in the employment agreement). The executive must return to the Company all property and Confidential Information (as defined in the employment agreement). Each employment agreement contains a non-competition and non-solicitation provision, which provides that while employed by the Company and for the 12 months following termination of employment, the executive may not: (i) be employed by any entity in the United States that competes with the Company or makes products similar to those offered by the Company; (ii) render any services that would be likely to result in the disclosure of Confidential Information; or (iii) solicit customers, potential customers, employees, suppliers or vendors of the Company.
The employment agreements are attached hereto as Exhibits 10.3 and 10.4 and are incorporated by reference herein.
Item 6. Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	MAKEMUSIC, INC.
	By:	/s/ Ronald Raup
Ronald Raup, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
Three months ended March 31, 2009

Exhibit No.	Description

10.1	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008 and as further amended January 28, 2009 — incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008

10.2*	Executive Incentive Compensation Plan, as amended May 5, 2009

10.3*	Employment Agreement dated May 8, 2009 between the Registrant and Ronald B. Raup

10.4*	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.