Form 10-Q
period 2009-06-30
MAKEMUSIC, INC.
filed 2009-08-11
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2009 there were 4,697,445 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	June 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$6,096	$6,592
Accounts receivable (net of allowance of $26 and $44 in 2009 and 2008, respectively)	1,157	1,397
Inventories	506	465
Prepaid expenses and other current assets	320	293

Total current assets	8,079	8,747

Property and equipment, net	643	673
Capitalized software products, net	2,702	2,631
Goodwill	3,630	3,630
Other non-current assets	7	10

Total assets	$15,061	$15,691

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$58	$56
Accounts payable	341	373
Accrued compensation	1,225	1,170
Other accrued liabilities	217	272
Post contract support	146	146
Reserve for product returns	396	382
Current portion of deferred rent	31	30
Deferred revenue	1,802	2,336

Total current liabilities	4,216	4,765

Capital lease obligations, net of current portion	61	76
Deferred rent, net of current portion	24	39

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,659,645 and 4,635,529 in 2009 and 2008, respectively	47	46
Additional paid-in capital	65,900	65,716
Accumulated deficit	(55,187)	(54,951)

Total shareholders’ equity	10,760	10,811

Total liabilities and shareholders’ equity	$15,061	$15,691

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Notation revenue	$2,293	$1,625	$4,820	$4,182
SmartMusic revenue	1,051	859	2,207	1,740
Other revenue	130	117	288	301

NET REVENUE	3,474	2,601	7,315	6,223

COST OF REVENUES	475	442	1,031	949

GROSS PROFIT	2,999	2,159	6,284	5,274

OPERATING EXPENSES:
Development expenses	1,229	1,171	2,508	2,284
Selling and marketing expenses	1,019	965	2,150	2,140
General and administrative expenses	860	855	1,892	1,840

Total operating expenses	3,108	2,991	6,550	6,264

LOSS FROM OPERATIONS	(109)	(832)	(266)	(990)

Other, net	18	27	32	36

Net loss before income tax	(91)	(805)	(234)	(954)

Income tax expense	0	6	2	6

Net loss	$(91)	$(811)	$(236)	$(960)

Loss per common share:
Basic and diluted	$(0.02)	$(0.17)	$(0.05)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	4,661,923	4,634,529	4,653,215	4,605,993
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	6 Months
	Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(236)	$(960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	464	404
Noncash stock based compensation	185	231
Net changes in assets and liabilities:
Accounts receivable	240	436
Inventories	(41)	(119)
Prepaid expenses and other current assets	(27)	(76)
Accounts payable	(32)	(14)
Accrued liabilities and product returns	0	45
Deferred revenue	(534)	(235)

Net cash provided by (used in) in operating activities	19	(288)

Cash flows from investing activities
Purchases of property and equipment	(175)	(279)
Capitalized development and other intangibles	(327)	(997)

Net cash used in investing activities	(502)	(1,276)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	0	297
Payments on capital leases	(13)	(28)

Net cash (used in) provided by financing activities	(13)	269

Net decrease in cash and cash equivalents	(496)	(1,295)
Cash and cash equivalents, beginning of period	6,592	6,041

Cash and cash equivalents, end of period	$6,096	$4,746

Supplemental disclosure of cash flow information
Interest paid	$5	$7
Income taxes paid	2	6
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1 Accounting Policies.
The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events through August 11, 2009 (the financial statement issue date). The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K.
Note 2 Net Loss Per Share.
Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three and six-month periods ended June 30, 2009 and 2008 because the effect is anti-dilutive.
Note 3 Income Tax Expense.
We did not record a benefit for income tax in the three and six months ended June 30, 2009 and 2008 as the provision was offset by an increase in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2009 and 2008.
We have implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2009 and June 30, 2008, the company had recognized no liability related to interest or penalties on any uncertain tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero, because we currently have a full reserve against our unrecognized tax benefits.
As of June 30, 2009 the FIN 48 reserve included within the deferred tax valuation allowance was $3,142,000. There was no additional FIN 48 reserve recorded in the six months ended June 30, 2009.
As of June 30, 2009 and June 30, 2008, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of June 30, 2009 are 2004-2008.
Note 4 Stock-Based Compensation.
The MakeMusic, Inc. 2003 Equity Incentive Plan, as amended (the “2003 Plan”), reserves a total of 1,500,000 shares of our common stock for issuance under stock options, restricted stock, performance awards and stock appreciation rights. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for additional information related to our stock-based compensation plans.
We account for stock-based compensation arrangements with our employees and directors in accordance with SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2009 and 2008, we recognized $27,000 and $92,000, respectively, and for the six months ended June 30, 2009 and 2008, we recognized $185,000 and $231,000, respectively, of expense related to stock based compensation.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2009	2008
Black-Scholes Model:
Risk-free interest rate	1.0%	3.0%
Expected life, in years	4.1	3.5
Expected volatility	75.4%	67.2%
Dividend yield	0.00%	0.00%
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
Equity Award Activity
The following table represents stock option and restricted stock activity under the 2003 Plan for the six months ended June 30, 2009:

				Weighted	Weighted
	Shares	2003 Plan		Average	Average
	Reserved	Restricted	2003 Plan	Option	Remaining
	for Grant	Shares	Option Shares	Exercise Price	Contract Life
At December 31, 2008	635,663	—	659,855	$4.50

Authorized
Granted	(116,644)	26,644	90,000	$3.30
Expired	—	—	(15,800)	$4.88
Cancelled	34,528	(2,528)	(32,000)	$5.83

At June 30, 2009	553,547	24,116	702,055	$4.28	2.3 Years

Outstanding Exercisable at June 30, 2009			474,090	$4.03	1.4 Years

At June 30, 2009, the intrinsic value of options outstanding was $303,000, and the aggregate intrinsic value of options exercisable was $267,000.
At June 30, 2009, there was $322,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 1.6 years. At June 30, 2009, there was $78,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.5 years.

Note 5 New Accounting Pronouncements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year beginning January 1, 2009. The company adopted FASB Statement 141R during the first quarter of 2009. There has been no impact on the company’s financial statements as a result of adoption.
Note 6 Segment Reporting.
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources.
Effective January 1, 2009, MakeMusic began reporting results of operations by two unique reportable segments, Notation and SmartMusic. Historically, net revenue has been reported separately for these two product lines. However, direct and operating costs had not been previously assessed or reported by segment and therefore prior year comparative costs are not reported.
The Notation segment includes the design, development and sales and marketing for the Finale family of music notation software products.
The SmartMusic segment includes the design, development, amortization of capitalized song title development and sales and marketing of the subscription-based SmartMusic product line and related accessories.
Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items. These expenses include costs related to general and administrative and business systems functions performed that are not directly attributable to a particular segment.
MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented.
The following table presents results of operations by reportable segment (in thousands):

	For the 3 Months Ended June 30, 2009				For the 6 Months Ended June 30, 2009
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,393	$1,081	$0	$3,474	$5,009	$2,306	$0	$7,315

COST OF REVENUES	196	279	0	475	377	654	0	1,031

GROSS PROFIT	2,197	802	0	2,999	4,632	1,652	0	6,284

OPERATING EXPENSES:
Development expenses	488	441	300	1,229	975	923	609	2,508
Selling and marketing expenses	455	350	214	1,019	937	806	407	2,150
General and administrative expenses	27	9	824	860	46	25	1,822	1,892

Total Operating Expenses	970	800	1,338	3,108	1,958	1,754	2,838	6,550

Income/(Loss) from Operations	1,227	2	(1,338)	(109)	2,674	(102)	(2,838)	(266)

Other Income/(Expense)	0	0	18	18	0	0	30	30

NET INCOME/(LOSS)	$1,227	$2	$(1,320)	$(91)	$2,674	$(102)	$(2,808)	$(236)

Note 7 Goodwill.
In 2009, as a result of the reorganization of its internal reporting structure, MakeMusic now has two reporting units. Accordingly, effective January 1, 2009, MakeMusic assigned all goodwill ($3.63 million) to the Notation reporting unit.
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
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and choir, and Finale® music notation software. We believe these innovative products that reinforce each other’s features and competitiveness, will allow us to continue to achieve positive annual operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and has a large customer database. Music notation software is a niche business since only a small percentage of musicians ever notate music.
     The first six months of 2009 resulted in continued sales growth for SmartMusic and increased sales for notation products due to the second quarter release of Finale 2010. Overall, we achieved an 18% increase in net revenue over the first six months of 2008. Gross margin percentages increased to 86% in the first six months of 2009 compared to 85% in the first six months of 2008, primarily due to increased notation revenues. Operating expenses increased 5% in the first six months of 2009, primarily due to increased business systems expenses as a result of increased staffing and expansion of our systems infrastructure to support our anticipated SmartMusic growth. As a result of the factors mentioned, net loss in the first six months of 2009 was $236,000, compared to a net loss of $960,000 for the same period last year.
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
     In April 2007, we introduced SmartMusic Impact®, a web-based grade book that is included with each teacher subscription. We have renamed this feature SmartMusic Gradebook™ to more clearly define the capability of the product. SmartMusic Gradebook is designed to manage student assignments, grades and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.
     Our sales organization focuses on direct school district sales activities and site licenses are sold which provide discounts for volume purchases. As of June 30, 2009 we slightly modified the definition of our SmartMusic site licenses. In order to continue to qualify for the volume purchase discount, a purchasing entity must have purchased 100 or more subscriptions upon the one-year anniversary of the site license agreement date. If they did not achieve the 100 subscription level, they no longer qualify for the discount and the site license is not counted in our reported totals. The effect of these changes represents a slight reduction, but more accurate count of the monthly total site license numbers. The updated SmartMusic monthly site license totals are shown in the SmartMusic metrics table below.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (formerly known as “Impact teachers,” now “Gradebook teachers”). As of June 30, 2009, we reported 874 Gradebook teachers compared to 538 Gradebook teachers as of June 30, 2008.
     The following table illustrates our quarterly SmartMusic metrics:

	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09
Total Subscriptions	95,632	98,119	106,584	110,318	111,059
Educator Accounts	8,165	9,165	9,185	9,091	8,616
Educators who have issued assignments*	1,282	827	1,436	1,874	1,994
Gradebook Teachers *	538	247	601	829	874
Site Licenses	97	178	203	208	203
Site License Educator Subscriptions	871	1,145	1,341	1,461	1,417

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     Educator accounts experienced a 20% growth rate during the 2008 fiscal year which creates the potential for growth in student subscriptions. However, this growth depends upon teachers increasing their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments. To date, there are not enough teachers that have actively utilized SmartMusic Gradebook to reflect a significant growth rate in student subscriptions, which has contributed to student subscriptions lagging behind our expectations. Current statistics relating to the use of SmartMusic Gradebook and the number of subscriptions associated with each educator are as follows:

	Avg. Subscriptions without	Avg. Subscriptions with
Gradebook Category	Site License	Site License
No classes established	28	88
Classes, but no assignments	41	98
Classes with frequent assignments	60	115
     The SmartMusic target business model is based on music educators integrating SmartMusic into their teaching and using the SmartMusic Gradebook to issue frequent assignments, which we believe would result in an increase in student subscriptions. As stated above, 1,994, or 23%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 113,985 students receiving SmartMusic assignments. The total student subscriptions associated with these Gradebook accounts are 46,363, an average of 23.3 per Gradebook account.

     To accelerate the adoption of this target business model and address the lower-than-expected subscription rates in 2008, in the first quarter of 2009 we hired a sales director and increased the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Gradebook in their curriculum. In addition, our development efforts are focused on improving and simplifying the SmartMusic purchase processes, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. These product enhancements were included in SmartMusic 2010, which was released on July 28, 2009.
     During the second quarter of 2009, we completed research that identified the universe of schools matching the ideal SmartMusic profile. The profile was determined by evaluating our existing customer base and determining the demographic profile of the schools that have fully adopted SmartMusic in their music programs. The total number of schools which matched the profile was approximately 17,000 (representing 31% of schools with instrumental music programs). To allow for targeted marketing and sales efforts to these profile schools, we are integrating this data into our newly-implemented Customer Relationship Management system (CRM) and also plan to utilize information associated with the current federal stimulus program in our marketing and sales initiatives.
     In the third quarter of 2008, we began tracking new versus renewed SmartMusic subscriptions. The following table illustrates the net new SmartMusic subscription data for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009:

						Quarterly
Quarter End	Beginning	New	Renewed	Subscriptions	Quarter End	Net New
Date	Subscriptions	Subscriptions	Subscriptions	Ended	Subscriptions	Subscriptions
9/30/2008	95,632	20,347	20,017	37,877	98,119	2,487
12/31/2008	98,119	17,907	17,942	27,384	106,584	8,465
3/31/2009	106,584	10,609	12,241	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	15,865	111,059	741
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
     We have achieved positive cash flow from operations for the last five years, including the most recent year ended December 31, 2008. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to current economic conditions and concerns over school budgets, we are cautious regarding our ability to continue annual profitability. However, with increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years and the establishment of contingency plans to be implemented if our revenue and cash flow objectives are not met, we feel that we can continue to achieve positive operating cash flow on an annual basis in the future.
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
Critical Accounting Policies
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008, we identified critical accounting policies and estimates for our business. There have been no material changes to our application of critical accounting policies and estimates since December 31, 2008, and we are incorporating our previous disclosure herein by reference, except that we are restating our critical accounting policy regarding impairment of goodwill as follows:
     Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We compare the fair value of each reporting unit (effective January 2009), as computed primarily by applying a combination of income or market valuation approaches, to its book carrying value, including goodwill (step 1). If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 to arrive at an implied fair value of the goodwill, by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) and liabilities of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill is less than the reported value of goodwill, we would recognize an impairment loss equal to the difference. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by reporting units, the risks associated with those cash flows, and the discount rate to be utilized.

Results of Operations
     The following table summarizes key operating information for the three and six months ended June 30, 2009 and 2008.

	3 Months Ended June 30				6 Months Ended June 30
			Incr				Incr
	2009	2008	(Decr)%		2009	2008	(Decr)%
	($ in thousands)
Notation revenue	$2,293	$1,625	$668	41%	$4,820	$4,182	$638	15%
SmartMusic revenue	1,051	859	192	22%	2,207	1,740	467	27%
Other revenue	130	117	13	11%	288	301	(13)	-4%

Net revenue	3,474	2,601	873	34%	7,315	6,223	1,092	18%
Cost of revenues	475	442	33	7%	1,031	949	82	9%

Gross profit	2,999	2,159	840	39%	6,284	5,274	1,010	19%
Percentage of net sales	86%	83%			86%	85%

Development expense	1,229	1,171	58	5%	2,508	2,284	224	10%
Selling and marketing	1,019	965	54	6%	2,150	2,140	10	0%
General administrative	860	855	5	1%	1,892	1,840	52	3%

Total operating expense	3,108	2,991	117	4%	6,550	6,264	286	5%

Operating loss	(109)	(832)	723	87%	(266)	(990)	724	73%
Other income	18	27	(9)	-33%	32	36	(4)	-11%

Net loss before taxes	$(91)	$(805)	$714	89%	$(234)	$(954)	$720	75%
Income tax provision	0	(6)	6	100%	(2)	(6)	4	67%

Net loss	$(91)	$(811)	$720	89%	$(236)	$(960)	$724	75%

Comparison of the three- and six-month periods ended June 30, 2009 to the three- and six-month periods ended June 30, 2008
     Net revenue. Net revenue increased 34% from $2,601,000 to $3,474,000, when comparing the three months ended June 30, 2009 and 2008 and increased 18% from $6,223,000 to $7,315,000, when comparing the six months ended June 30, 2009 and 2008. Revenue increases are due to the continued sales growth in SmartMusic and the second quarter release of the Finale 2010 upgrade in June 2009. In 2008 and prior years, the Finale upgrade has been released in the third fiscal quarter. As a result of the early release, we anticipate that Finale net revenue in the third quarter of 2009 will be below Finale net revenue reported in the third quarter of 2008.
     Notation revenue increased by $668,000 to $2,293,000, when comparing the three-month periods ended June 30, 2009 and 2008 and increased by $638,000 when comparing the six-month periods ending June 30, 2009 and 2008. Revenue in 2009 increased due to the early release of Finale 2010 on June 3, 2009 and sales of Finale NotePad®, which we began charging for in October 2008. Prior to the release of Finale 2010, notation revenue had been declining due to reductions in our channel sales due to economic conditions. In addition, the first six months of 2008 included revenue from a $133,000 Finale site license, whereas there was no comparable sale in 2009.
     SmartMusic revenue increased by $192,000 to $1,051,000, when comparing the three-month periods ended June 30, 2009 and 2008 and increased by $467,000 to $2,207,000, when comparing the six-month periods ended June 30, 2009 and 2008. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the success of our SmartMusic site license program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of June 30, 2009 there were 203 site licenses for SmartMusic with average subscriptions per license of 137.

     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned subscription revenue was $941,000 for the three months ended June 30, 2009, a 26% increase over subscription revenue of $748,000 during the same period in 2008. Subscription revenue was $1,852,000 for the six months ended June 30, 2009, a 28% increase over subscription revenue of $1,449,000 during the same period in 2008. These increases are due to increases in the total number of subscriptions as well as a price increase in July 2008 where teacher subscriptions increased from $100 to $130 and student subscriptions increased from $25 to $30. Total unearned SmartMusic subscription revenue (deferred revenue) was $1,699,000 as of June 30, 2009, an increase of $325,000, or 24%, over the balance at June 30, 2008. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions. Unearned SmartMusic subscription revenue decreased $531,000 compared to the balance of $2,230,000 at December 31, 2008 due to the seasonality of the purchase cycle of subscriptions and the subscription revenue that was recognized during the first six months of 2009.
     SmartMusic has shown sustained growth since its launch. At June 30, 2009, 8,616 educators have purchased SmartMusic, an increase of 6% over the 8,165 educators that had purchased it as of June 30, 2008. Total SmartMusic subscriptions as of June 30, 2009 number 111,059, representing a net gain of 15,427, or 16% over the June 30, 2008 subscription count of 95,632.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (formerly known as “Impact teachers,” now “Gradebook teachers”). As of June 30, 2009, we had 874 Gradebook teachers with an average of 37 student subscriptions per teacher, compared to 538 Gradebook teachers with an average of 27 student subscriptions per teacher as of June 30, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year. Therefore, we gained 874 SmartMusic Gradebook teachers during the 2008/2009 school year. However, we believe that not enough teachers have actively utilized SmartMusic Gradebook to reflect a significant growth rate in student subscriptions and we continue to focus specific marketing activities on SmartMusic and SmartMusic Gradebook, including hiring a sales director in the first quarter of 2009, introducing training materials to teachers and students that simplify getting started with our products and profiling our customer base to allow targeted marketing and sales activities towards schools that match the demographic profiles.. Additionally we intend to increase the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized the SmartMusic Gradebook in their curriculum and anticipate continued growth in the number of new subscriptions in the future.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the three months ended June 30, 2009 was $98,000, which was $12,000, or 11%, less than revenue of $110,000 for SmartMusic accessories in the three months ended June 30, 2008. Sales of accessories for the six months ended June 30, 2009 were $274,000, which was $17,000 or 6% less than revenue of $291,000 for SmartMusic accessories in the six months ended June 30, 2008. These decreases are due to fewer new SmartMusic subscribers in the three and six-month periods ended June 30, 2009 when compared to the same period in 2008. During the three- and six-month periods ended June 30, 2009, total subscriptions increased 741 and 4,475, respectively, compared to an increase of 2,856 and 8,731, respectively, of total subscriptions during the three- and six-month periods ended June 30, 2008.
     Gross profit. Gross profit in the three-month period ended June 30, 2009 increased by $840,000, to $2,999,000 compared to the three-month period ended June 30, 2008. The increase in gross profit for the three months ended June 30, 2009 is primarily a result of the increase in net revenue due to the second quarter 2009 release of the Finale upgrade. Gross margin as a percentage of sales was comparable at 86% and 83%, respectively, for the three months ended June 30, 2009 and 2008.
     Gross profit in the six-month period ended June 30, 2009 increased by $1,010,000 to $6,284,000, compared to the six-month period ended June 30, 2008. The increase in gross profit for the six months ended June 30, 2009 is a result of the increase in revenues due to the second quarter 2009 release of the Finale upgrade. Gross margin as a percentage of sales was generally comparable at 86% and 85% for the six months ended June 30, 2009 and 2008, respectively. Repertoire development amortization as a percentage of SmartMusic revenue was comparable at 12%

for each of the six-month periods ended June 30, 2009 and 2008. We expect amortization related to repertoire development to increase as we add repertoire to SmartMusic in the second half of the year, including the addition of over 300 new large ensemble titles that were included with the release of SmartMusic 2010 on July 28, 2009. Large ensemble titles included in SmartMusic are amortized over a five-year period.
          Development expense. Development expenses increased 5% to $1,229,000 from $1,171,000, when comparing the three months ended June 30, 2009 and 2008 and increased 10% to $2,508,000 from $2,284,000, when comparing the six months ended June 30, 2009 and 2008. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the first half of 2009 compared to the same period in 2008 due to staff increases that management believes were necessary in order to achieve numerous product development goals related to the simplification of SmartMusic user interface, enrollment and purchase processes. Additionally, in June 2008 we completed a server co-location project and expansion of our infrastructure to support our anticipated SmartMusic growth. We anticipate increased development costs in 2009 due to the annualized impact of the increased headcount additions in 2008 and early 2009 and ongoing expenses related to our infrastructure expansion.
          Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 6% to $1,019,000 from $965,000, when comparing the three months ended June 30, 2009 and 2008 and were comparable at $2,150,000 and $2,140,000 during the six months ended June 30, 2009 and 2008, respectively. The increase in expenses is primarily due to costs relating to the departure of our Chief Marketing Officer in the second quarter of 2009 and hiring of our Education Sales Director. We are currently recruiting for a senior vice president of Marketing and anticipate sales and marketing expenses for future months in 2009 to be comparable to those in 2008.
          General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased 1% to $860,000 during the three months ended June 30, 2009, compared to $855,000 for the same period of 2008, and increased 3% to $1,892,000 during the six months ended June 30, 2009, compared to $1,840,000 for the same period of 2008. General and administrative costs increased primarily as a result of standard annual increases in health insurance premiums and sales tax expense which had not been collected from our customers in certain states, partially offset by decreases in payroll and personnel expenses.
          Operating loss. Loss from operations decreased to $109,000 for the three months ended June 30, 2009 compared to a loss from operations of $832,000 for the three months ended June 30, 2008. Loss from operations for the six months ended June 30, 2009 decreased to $266,000 from a loss of $990,000 for the six months ended June 30, 2008. Our operating performance improved due to the release of the Finale upgrade in the second quarter of 2009 and the continued improved performance of our SmartMusic products, offset in part by the increased development, selling and marketing, and general and administrative costs noted above, when compared to the same periods last year.
          The Notation segment reported operating income of $2,674,000 for the first six months of 2009, whereas the SmartMusic segment reported an operating loss of $102,000. We reported other costs of $2,808,000 which are primarily general and administrative and are not allocated by segment. Prior year comparative costs were not reported or assessed for direct and operating costs by segment and as such, operating income or loss by segment is not available on a comparative basis.
          Net loss. Net loss in the three months ended June 30, 2009 decreased to $91,000, or $0.02 per basic and diluted share, compared to net loss of $811,000, or $0.17 per basic and diluted share, in the three months ended June 30, 2008. Net loss in the six months ended June 30, 2009 decreased to $236,000, or $0.05 per basic and diluted share, compared to a net loss of $960,000, or $0.21 per basic and diluted share, in the six months ended June 30, 2008. The decrease in net loss was due mainly to the same factors noted above.
          Liquidity and capital resources. Net cash provided by operating activities was $19,000 for the six months ended June 30, 2009, compared to $288,000 of net cash used by operating activities in the six months ended June 30,

2008. The decrease in cash used in the first six months of 2009 compared to the same period in 2008 is primarily the result of the decrease in net loss and the decline in the number of net new SmartMusic subscriptions, which reduced deferred revenue. Net new subscriptions in the first six months of 2009 were 4,475 compared to 8,731 in the first six months of 2008. This reduction in the number of net new subscriptions may result in reduced future SmartMusic revenue unless subscription increases occur during the remainder of 2009.
          Net cash used in investing activities was $502,000 for the six months ended June 30, 2009, compared to $1,276,000 cash used in investing activities for the comparable period of 2008. The decrease is primarily due to the decrease of capitalization of software development, primarily for repertoire development. Our spending on repertoire development has declined due to reducing the overall number of titles being developed, shifting from band to orchestra titles that have fewer parts and are therefore less expensive, and moving engraving work in-house from external contractors.
          Net cash used by financing activities was $13,000 in the first six months of 2009, compared to net cash provided by financing activities of $269,000 in the six months of 2008. During the first six months of 2008, $297,000 was received for stock option and warrant exercises compared to $0 in the first six months of 2009. We expect cash provided from financing activities to continue to be lower in 2009 due to the fact that substantially all of our outstanding warrants were exercised or expired in 2008 and the relatively low intrinsic value of options outstanding at June 30, 2009.
          Cash and cash equivalents as of June 30, 2009 was $6,096,000 compared to $4,746,000 as of June 30, 2008. The increase in cash is due to our net income reported for the year ended December 31, 2008 and the reduced net loss reported for the six months ended June 30, 2009. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale and timing of customer purchases of new SmartMusic subscriptions, which increase significantly during the fall back to school period and school budget cycles. This seasonal pattern has shifted somewhat in 2009 due to timing of the upgrade release of Finale in the second quarter, which has historically occurred in the third quarter.
          Management believes that we currently have sufficient cash to finance operations for the foreseeable future. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. Due to current economic conditions, we have established contingency plans that we will implement if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.

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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to future cash flows from operations; our beliefs relating to the sufficiency of management’s contingency plans; our expectations regarding our target business model and future subscription growth for SmartMusic; our anticipated product release dates; our plans relating to marketing efforts and our ability to provide assistance associated with federal stimulus programs; our anticipated development costs and sales and marketing expenses; our expectation that amortization will increase as we add additional products and repertoire to SmartMusic; and our beliefs relating to adequacy of capital resources. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
          None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
          There were no sales of unregistered equity securities during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities
          None.

Item 4.	Submission of Matters to a Vote of Security Holders
          The annual meeting of the Company’s shareholders was held on Wednesday, May 20, 2009. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of the 4,662,173 shares of common stock outstanding and entitled to vote at the meeting, 3,532,003 shares were represented at the meeting.
          The following describes the matters considered by the shareholders at the annual meeting, as well as the results of the votes cast at the meeting:
          (a) To elect seven directors of MakeMusic to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified.

NOMINEE	FOR	WITHHELD
Jeffrey A. Koch	3,361,904	170,099
Ronald B. Raup	3,503,562	28,441
Michael Cahr	3,225,309	306,694
Keith A. Fenhaus	3,195,259	336,744
Robert B. Morrison	3,195,214	336,789
Graham Richmond	3,195,259	336,744
Michael Skinner	3,195,259	336,744
          (b) To ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,522,283	9,720	0	0

Item 5.	Other Information
          As previously disclosed in Item 5 of our Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter Report”), the Compensation Committee of the Board of Directors adopted an Executive Incentive Compensation Plan on March 2, 2009 and amended such plan on May 5, 2009. The Executive Incentive Compensation Plan was attached to the First Quarter Report as Exhibit 10.2.
          As also previously disclosed in Item 5 of the First Quarter Report, the Board of Directors, based on the recommendation of the Compensation Committee, approved employment agreements for our Chief Executive Officer and Chief Financial Officer. The employment agreements were attached to the First Quarter Report as Exhibits 10.3 and 10.4.

Item 6.	Exhibits
          See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2009	MAKEMUSIC, INC.

	By:	/s/ Ronald B. Raup
Ronald B. Raup, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended June 30, 2009

Exhibit No.	Description

10.1	Executive Incentive Compensation Plan, as amended May 5, 2009 — incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

10.2	Employment Agreement dated May 8, 2009 between the Registrant and Ronald B. Raup — incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

10.3	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch — incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.