Form 10-Q
period 2009-09-30
MAKEMUSIC, INC.
filed 2009-11-06
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2009 there were 4,722,055 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$7,530	$6,592
Accounts receivable (net of allowance of $31 and $44 in 2009 and 2008, respectively)	1,277	1,397
Inventories	571	465
Prepaid expenses and other current assets	338	293

Total current assets	9,716	8,747

Property and equipment, net	614	673
Capitalized software products, net	2,674	2,631
Goodwill	3,630	3,630
Other non-current assets	7	10

Total assets	$16,641	$15,691

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$60	$56
Accounts payable	561	373
Accrued compensation	1,231	1,170
Other accrued liabilities	209	272
Post contract support	146	146
Reserve for product returns	320	382
Current portion of deferred rent	31	30
Deferred revenue	2,561	2,336

Total current liabilities	5,119	4,765

Capital lease obligations, net of current portion	46	76
Deferred rent, net of current portion	16	39

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,708,599 and 4,635,529 in 2009 and 2008, respectively	47	46
Additional paid-in capital	66,021	65,716
Accumulated deficit	(54,608)	(54,951)

Total shareholders’ equity	11,460	10,811

Total liabilities and shareholders’ equity	$16,641	$15,691

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Notation revenue	$2,687	$3,361	$7,507	$7,542
SmartMusic revenue	1,385	1,133	3,592	2,874
Other revenue	274	271	562	572

NET REVENUE	4,346	4,765	11,661	10,988

COST OF REVENUES	729	726	1,760	1,675

GROSS PROFIT	3,617	4,039	9,901	9,313

OPERATING EXPENSES:
Development expenses	1,220	1,182	3,728	3,466
Selling and marketing expenses	1,024	1,225	3,174	3,365
General and administrative expenses	814	675	2,706	2,515

Total operating expenses	3,058	3,082	9,608	9,346

INCOME (LOSS) FROM OPERATIONS	559	957	293	(33)

Other, net	23	14	55	50

Net income before income tax	582	971	348	17

Income tax expense	3	0	5	6

Net Income	$579	$971	$343	$11

Income per common share:
Basic	$0.12	$0.21	$0.07	$0.00
Diluted	$0.12	$0.20	$0.07	$0.00

Weighted average common shares outstanding:
Basic	4,698,562	4,634,768	4,668,497	4,615,655
Diluted	4,794,315	4,939,271	4,766,535	4,983,017
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	9 Months
	Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$343	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702	631
Gain on disposal of assets	(7)	—
Stock based compensation	242	318
Net changes in assets and liabilities:
Accounts receivable	120	(30)
Inventories	(106)	(163)
Prepaid expenses and other current assets	(45)	(101)
Accounts payable	166	174
Accrued liabilities and product returns	(108)	(49)
Deferred revenue	225	361

Net cash provided by operating activities	1,532	1,152

Cash flows from investing activities
Purchases of property and equipment	(196)	(328)
Proceeds from disposal of property and equipment	9	—
Capitalized development and other intangibles	(448)	(1,379)

Net cash used in investing activities	(635)	(1,707)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	86	299
Payments on capital leases	(45)	(42)

Net cash provided by financing activities	41	257

Net increase (decrease) in cash and cash equivalents	938	(298)
Cash and cash equivalents, beginning of period	6,592	6,041

Cash and cash equivalents, end of period	$7,530	$5,743

Supplemental disclosure of cash flow information
Interest paid	$8	$11
Income taxes paid	5	0
Other non-cash investment and financing activities
Equipment acquired under capital lease	19	0
Equipment addition included in accounts payable	22	0
Accrued liabilities associated with shares repurchased	22	0
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies.

The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events through November 4, 2009 (the financial statement issue date). The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K.
Note 2	Net Income Per Share.

Net income per share was calculated by dividing the net income by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Weighted-average common shares outstanding	4,698,562	4,634,768	4,668,497	4,615,655
Dilutive effect of stock options and warrants	95,753	304,503	98,038	367,362
Equivalent average common shares outstanding — diluted	4,794,315	4,939,271	4,766,535	4,983,017
Note 3	Income Tax Expense.

We did not record a provision for income tax in the three and nine months ended September 30, 2009 and 2008 as the provision was offset by a decrease in the deferred tax asset valuation allowance. Due to the uncertainty regarding the realization of our federal deferred income tax assets and specifically the net operating loss carry-forwards, we have recorded a valuation allowance against our deferred income tax assets for 2009 and 2008.

As of September 30, 2009 and September 30, 2008, the company had recognized no liability related to interest or penalties on any uncertain tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero, because we currently have a full reserve against our unrecognized tax benefits.

As of September 30, 2009 the uncertainty for income tax positions reserve included within the deferred tax valuation allowance was $3,142,000. There was no change to this uncertain for income tax positions reserve recorded in the nine months ended September 30, 2009.

As of September 30, 2009 and September 30, 2008, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of September 30, 2009 are 2004-2008.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2009 and 2008, we recognized $57,000 and $87,000, respectively, and for the nine months ended September 30, 2009 and 2008, we recognized $190,000 and $318,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	September 30,
	2009	2008
Black-Scholes Model:
Risk-free interest rate	1.3%	3.0%
Expected life, in years	4.2	3.5
Expected volatility	76.6%	67.2%
Dividend yield	0.00%	0.00%
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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the nine months ended September 30, 2009:

				Weighted Average	Weighted Average
	Shares Reserved	2003 Plan	2003 Plan Option	Option Exercise	Remaining Contract
	for Grant	Restricted Shares	Shares	Price	Life
At December 31, 2008	635,663	—	659,855	$4.50

Authorized
Granted	(136,644)	26,644	110,000	$3.39
Expired	—	—	(15,800)	$4.88
Cancelled	34,528	(2,528)	(32,000)	$5.83
Exercised	—	—	(77,800)	$2.27

At September 30, 2009	533,547	24,116	644,255	$4.51	2.4 Years

Outstanding Exercisable at September 30, 2009			436,255	$4.28	1.3 Years

At September 30, 2009, the intrinsic value of options outstanding was $283,000, and the aggregate intrinsic value of options exercisable was $267,000.

At September 30, 2009, there was $277,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 1.7 years. At September 30, 2009, there was $70,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.25 years.
Note 5	New Accounting Pronouncements.
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of            authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.
Effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) No. 805, Business Combinations. ASC No. 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this topic requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This topic also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, and restructuring and acquisition-related deal costs to be expensed as incurred. This topic applies to business combinations occurring on or after January 1, 2009. The Company’s adoption of ASC 805 had no effect on the Company’s financial statements.

Note 6	Segment Reporting.
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

The following table presents results of operations by reportable segment (in thousands):

	For the 3 Months Ended September 30, 2009				For the 9 Months Ended September 30, 2009
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,822	$1,524	$0	$4,346	$7,831	$3,830	$0	$11,661

COST OF REVENUES	243	486	0	729	620	1140	0	1,760

GROSS PROFIT	2,579	1,038	0	3,617	7,211	2,690	0	9,901

OPERATING EXPENSES:

Development expenses	444	465	311	1,220	1,420	1,388	920	3,728

Selling and marketing expenses	457	438	129	1,024	1,394	1,244	536	3,174
General and administrative expenses	14	22	778	814	59	47	2,600	2,706

Total Operating Expenses	915	925	1,218	3,058	2,873	2,679	4,056	9,608

Income/(Loss) from Operations	1,664	113	(1,218)	559	4,338	11	(4,056)	293

Other Income/(Expense)	0	0	20	20	0	0	50	50

NET INCOME/(LOSS)	$1,664	$113	$(1,198)	$579	$4,338	$11	$(4,006)	$343

Note 7	Goodwill.
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
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice, and Finale® music notation software. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to continue to achieve positive annual operating results. The well-established Finale family of music notation software products provides a solid base business that generates cash and has a large customer database. Music notation software is a niche business since only a small percentage of musicians ever notate music.
     The first nine months of 2009 resulted in continued sales growth for SmartMusic and comparable sales for notation products. Overall, we achieved a 6% increase in net revenue over the first nine months of 2008. Gross margin percentages were unchanged at 85% in each of the first nine months of 2009 and 2008. Operating expenses increased 3% in the first nine months of 2009, primarily due to increased business systems expenses as a result of increased staffing and expansion of our systems infrastructure to support our anticipated SmartMusic growth and sales tax expense which had not been collected from our customers in certain states. As a result of the factors mentioned, net income in the first nine months of 2009 was $343,000, compared to net income of $11,000 for the same period last year.
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
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band, orchestra or choir so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention and stronger music programs.
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
     Our sales organization focuses on direct school district sales activities and site licenses are sold which provide discounts for volume purchases. In June 2009, we slightly modified the definition of our SmartMusic site licenses. In order to continue to qualify for the volume purchase discount, a purchasing entity must have purchased 100 or more subscriptions upon the one-year anniversary of the site license agreement date. If the entity did not achieve the 100 subscription level, it no longer qualifies for the discount and we do not include the site license in our reported totals. The effect of these changes is a slight reduction, but more accurate count of the monthly total site license numbers. The updated SmartMusic monthly site license totals are shown in the SmartMusic metrics table below.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (formerly known as “Impact teachers,” now “Gradebook teachers”). As of September 30, 2009, we reported 453 Gradebook teachers compared to 247 Gradebook teachers as of September 30, 2008.
     The following table illustrates our quarterly SmartMusic metrics:

	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09
Total Subscriptions	98,119	106,584	110,318	111,059	122,577
Educator Accounts	9,165	9,185	9,091	8,616	9,003
Educators who have issued assignments*	827	1,436	1,874	1,994	1,178
Gradebook Teachers *	247	601	829	874	453
Site Licenses	178	203	208	203	236
Site License Educator Subscriptions	1,145	1,341	1,461	1,417	1,762

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     Educator accounts have been relatively consistent over the last twelve month period. The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 1,178, or 13%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 55,772 students receiving SmartMusic assignments. The total student subscriptions associated with these Gradebook accounts are 59,211, an average of 39.6 per Gradebook account. This compares to total student subscriptions associated with Gradebook accounts of 46,363 and an average of 23.3 per Gradebook account as of June 30, 2009.
     We are focusing on high-level strategic sales and marketing initiatives to provide enhanced SmartMusic subscriptions sales momentum. During the third quarter of 2009, we partnered with web marketing consultants to expand our social media and general web presence and in September 2009, we hired a Senior Vice President of Marketing to enhance our marketing efforts.
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
     During the third quarter of 2009 we engaged a third-party user interface design firm to assist in making the SmartMusic and Gradebook experience more intuitive, engaging, rewarding and social. We believe this will result in faster growth of new subscribers and improved retention rates and the enhancements will be included in our next product release. Additionally, we anticipate releasing new titles into our SmartMusic repertoire that will be focused on student fun and making practice more enjoyable

     During the second quarter of 2009, we completed research that identified the universe of schools matching the ideal SmartMusic profile. The profile was determined by evaluating our existing customer base and determining the demographic profile of the schools that have fully adopted SmartMusic in their music programs. The total number of schools which matched the profile was approximately 17,000 (representing 31% of schools with instrumental music programs). To allow for targeted marketing and sales efforts to these profile schools, we have integrated this data into our Customer Relationship Management system (CRM) and are utilizing information associated with the current federal stimulus program in our marketing and sales initiatives.
     In the third quarter of 2008, we began tracking new versus renewed SmartMusic subscriptions. The following table illustrates the net new SmartMusic subscription data for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009:

						Quarterly
Quarter End	Beginning	New	Renewed	Subscriptions	Quarter End	Net New
Date	Subscriptions	Subscriptions	Subscriptions	Ended	Subscriptions	Subscriptions
9/30/2008	95,632	20,347	20,017	37,877	98,119	2,487
12/31/2008	98,119	17,907	17,942	27,384	106,584	8,465
3/31/2009	106,584	10,609	12,241	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	15,865	111,059	741
9/30/2009	111,059	24,456	29,585	42,523	122,577	11,518
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
     We have achieved positive cash flow from operations for the last five years, including the most recent year ended December 31, 2008. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to current economic conditions and concerns over school budgets, we are cautious regarding our ability to continue annual profitability. However, with increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years and the establishment of contingency plans to be implemented if our revenue and cash flow objectives are not met, we feel that we can continue to achieve positive operating cash flow for the next twelve months.
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
Critical Accounting Policies
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008, we identified critical accounting policies and estimates for our business. There have been no material changes to our application of critical accounting policies and estimates since December 31, 2008, except that we restated our critical accounting policy regarding impairment of goodwill in our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2009. We are incorporating herein by reference our previous disclosures from our 2008 Form 10-K, as updated by our June 30, 2009 Form 10-Q.

Results of Operations
     The following table summarizes key operating information for the three and nine months ended September 30, 2009 and 2008.

	3 Months Ended September 30,					9 Months Ended September 30,
	2009	2008	Incr (Decr)%		2009	2008	Incr (Decr)%
				($ in thousands)
Notation revenue	$2,687	$3,361	$(674)	-20%	$7,507	$7,542	$(35)	0%
SmartMusic revenue	1,385	1,133	252	22%	3,592	2,874	718	25%
Other revenue	274	271	3	1%	562	572	(10)	-2%

Net revenue	4,346	4,765	(419)	-9%	11,661	10,988	673	6%
Cost of revenues	729	726	3	0%	1,760	1,675	85	5%

Gross profit	3,617	4,039	(422)	-10%	9,901	9,313	588	6%
Percentage of net revenue	83%	85%			85%	85%

Development expense	1,220	1,182	38	3%	3,728	3,466	262	8%
Selling and marketing	1,024	1,225	(201)	-16%	3,174	3,365	(191)	-6%
General administrative	814	675	139	21%	2,706	2,515	191	8%

Total operating expense	3,058	3,082	(24)	-1%	9,608	9,346	262	3%

Operating income (loss)	559	957	(398)	-42%	293	(33)	326	988%
Other income	23	14	9	64%	55	50	5	10%

Net income before taxes	$582	$971	$(389)	-40%	$348	$17	$331	1947%
Income tax provision	(3)	0	(3)	0%	(5)	(6)	1	17%

Net income	$579	$971	$(392)	-40%	$343	$11	$332	3018%

Comparison of the three- and nine-month periods ended September 30, 2009 to the three- and nine-month periods ended September 30, 2008
     Net revenue. Net revenue decreased 9%, from $4,765,000 to $4,346,000, when comparing the three months ended September 30, 2009 and 2008 and increased 6%, from $10,988,000 to $11,661,000, when comparing the nine months ended September 30, 2009 and 2008. Revenue decreases in the third quarter are due to the earlier release of the Finale 2010 upgrade in June 2009 partially offset by continued sales growth in SmartMusic. In 2008 and prior years, the Finale upgrade had been released in the third fiscal quarter. We anticipate future Finale upgrade releases will occur during the second fiscal quarter. Revenue increases during the nine months ended September 30, 2009 are attributable to the SmartMusic sales growth.
     Notation revenue decreased by $674,000, to $2,687,000, when comparing the three-month periods ended September 30, 2009 and 2008 and decreased by $35,000 when comparing the nine-month periods ending September 30, 2009 and 2008. Revenue decreased in the three-month period ended September 30, 2009 due to the early release of Finale 2010. Notation revenue has been generally comparable from 2008 due to stronger direct sales offset by reductions in our channel sales due to economic conditions. In addition, the first nine months of 2008 included revenue from a $133,000 Finale site license, whereas there was no comparable sale in 2009. This decline in revenue from reduced channel sales was offset by sales of Finale NotePad®, which we began charging for in October 2008.
     SmartMusic revenue increased by $252,000, to $1,385,000, when comparing the three-month periods ended September 30, 2009 and 2008 and increased by $718,000, to $3,592,000, when comparing the nine-month periods ended September 30, 2009 and 2008. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the success of our SmartMusic site license program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of September 30, 2009, there were 236 site licenses for SmartMusic with average subscriptions per license of 155.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned subscription revenue was $988,000 for the three months ended September 30, 2009, a 29% increase over subscription revenue of $766,000 during the same period in 2008. Subscription revenue was $2,840,000 for the nine months ended September 30, 2009, a 28% increase over subscription revenue of $2,216,000 during the same period in 2008. These increases are due to increases in the total number of subscriptions as well as a price increase in July 2008 where teacher subscriptions increased from $100 to $130 and student subscriptions increased from $25 to $30. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,476,000 as of September 30, 2009, an increase of $510,000, or 26%, over the balance at September 30, 2008. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. At September 30, 2009, 9,003 educators have purchased SmartMusic, a decrease of 2% over the 9,165 educators that had purchased it as of September 30, 2008. Total SmartMusic subscriptions as of September 30, 2009 number 122,577, representing a net gain of 24,458, or 25%, over the September 30, 2008 subscription count of 98,119. During the three- and nine-month periods ended September 30, 2009, total subscriptions increased 11,518 and 15,993, respectively, compared to an increase of 2,487 and 11,218, respectively, of total subscriptions during the three- and nine-month periods ended September 30, 2008.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (formerly known as “Impact teachers,” now “Gradebook teachers”). As of September 30, 2009, we had 453 Gradebook teachers with an average of 54 student subscriptions per teacher, compared to 247 Gradebook teachers with an average of 46 student subscriptions per teacher as of September 30, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year. Therefore, we have gained 453 SmartMusic Gradebook teachers to date during the 2009/2010 school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the three months ended September 30, 2009 was $371,000, which was $15,000, or 4%, more than revenue of $356,000 for SmartMusic accessories in the three months ended September 30, 2008. Sales of accessories for the nine months ended September 30, 2009 were $645,000, which was comparable to revenue of $647,000 for SmartMusic accessories in the nine months ended September 30, 2008.
     Gross profit. Gross profit in the three-month period ended September 30, 2009 decreased by $422,000, to $3,617,000, compared to the three-month period ended September 30, 2008. The decrease in gross profit for the three months ended September 30, 2009 is primarily a result of the decrease in net revenue due to the shift in timing of the Finale upgrade release from the third quarter to the second quarter. Gross margin as a percentage of sales was comparable at 83% and 85%, respectively, for the three months ended September 30, 2009 and 2008.
     Gross profit in the nine-month period ended September 30, 2009 increased by $588,000, to $9,901,000, compared to the nine-month period ended September 30, 2008. The increase in gross profit for the nine months ended September 30, 2009 is a result of the increase in revenues due to increased SmartMusic subscriptions. Gross margin as a percentage of sales was 85% for each of the nine-month periods ended September 30, 2009 and 2008. Repertoire development amortization as a percentage of SmartMusic revenue was comparable at 11% for each of the nine-month periods ended September 30, 2009 and 2008. We expect amortization related to repertoire development to increase due to the addition of repertoire to SmartMusic in the second half of the year, including the addition of over 300 new large ensemble titles that were included with the release of SmartMusic 2010 on July 28, 2009. Large ensemble titles included in SmartMusic are amortized over a five-year period.
     Development expense. Development expenses increased 3%, to $1,220,000 from $1,182,000, when comparing the three months ended September 30, 2009 and 2008 and increased 8%, to $3,728,000 from $3,466,000, when comparing the nine months ended September 30, 2009 and 2008. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Personnel and contract labor costs increased from the first nine months of 2009 compared to the same period in 2008 due to staff increases that management believes were necessary in order to achieve numerous product development goals related to the simplification of SmartMusic user interface, enrollment and purchase processes. Additionally, in June 2008 we completed a server co-location project and expansion of our infrastructure to support our anticipated SmartMusic growth. We anticipate increased development costs in 2009 due to the annualized impact of headcount additions in 2008 and early 2009, engaging a user interface design firm to make the SmartMusic and Gradebook experience more intuitive, engaging, rewarding and social and ongoing expenses related to our infrastructure expansion.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses decreased 16%, to $1,024,000 from $1,225,000, when comparing the three months ended September 30, 2009 and 2008 and decreased 6%, to $3,174,000 from $3,365,000, when comparing the nine months ended September 30, 2009 and 2008, respectively. The decrease in expenses is primarily due to less spending on direct mail marketing costs and tradeshow activities offset by costs relating to the departure of our Chief Marketing Officer in the second quarter of 2009 and hiring of our Education Sales Director. We are focusing on a higher level of strategic marketing initiatives to ensure continued SmartMusic subscriptions sales momentum. We have partnered with web marketing consultants to expand our social media and general web presence and in the third quarter of 2009, we hired a Senior Vice President of Marketing.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased 21% to $814,000 during the three months ended September 30, 2009, compared to $675,000 for the same period of 2008, and increased 8% to $2,706,000 during the nine months ended September 30, 2009, compared to $2,515,000 for the same period of 2008. General and administrative costs increased primarily as a result of sales tax expense and standard annual increases in health insurance premiums, partially offset by decreases in payroll and personnel expenses. Sales tax expense of $254,000 relates to prior years’ tax that had not been collected from our customers in certain states. Management is currently evaluating sales tax exposure in other states and the amount of this is not yet estimable.
     Operating income. Income from operations decreased to $559,000 for the three months ended September 30, 2009 compared to income from operations of $957,000 for the three months ended September 30, 2008. Income from operations for the nine months ended September 30, 2009 increased to $293,000 from a loss of $33,000 for the nine months ended September 30, 2008. Our operating performance during the three months ended September 30, 2009 declined compared to the same period in 2008 due to the shift in timing of the Finale upgrade release in 2009 from the third quarter to the second quarter and increased general and administrative costs, offset by the sales growth in SmartMusic and reduced selling and marketing costs. The operating performance for the nine months ended September 30, 2009 improved due to the continued improved performance of our SmartMusic products, offset in part by the increased development and general and administrative costs noted above.
     The Notation segment reported operating income of $4,338,000 for the first nine months of 2009, whereas the SmartMusic segment reported an operating income of $11,000. We reported other costs of $4,006,000 which are primarily general and administrative and are not allocated by segment. Prior year comparative costs were not reported or assessed for direct and operating costs by segment and as such, operating income or loss by segment is not available on a comparative basis.
     Net income. Net income in the three months ended September 30, 2009 decreased to $579,000, or $0.12 per basic and diluted share, compared to net income of $971,000, or $0.21 per basic share and $0.20 per diluted share, in the three months ended September 30, 2008. Net income in the nine months ended September 30, 2009 increased to $343,000, or $0.07 per basic and diluted share, compared to a net income of $11,000, or $0.00 per basic and diluted share, in the nine months ended September 30, 2008. The changes in net income were due mainly to the same factors noted above.
     Liquidity and capital resources. Net cash provided by operating activities was $1,532,000 for the nine months ended September 30, 2009, compared to $1,152,000 of net cash provided by operating activities in the nine months ended September 30, 2008. The increase in cash provided in the first nine months of 2009 compared to the same period in 2008 is primarily the result of the increase in net income and the increase in the number of net new SmartMusic subscriptions, which increases deferred revenue. Net new subscriptions in the first nine months of 2009 were 15,993 compared to 11,218 in the first nine months of 2008. This increase in the number of net new subscriptions indicates an increase in future SmartMusic revenue during the remainder of 2009.

     Net cash used in investing activities was $635,000 for the nine months ended September 30, 2009, compared to $1,707,000 cash used in investing activities for the comparable period of 2008. The decrease is primarily due to the decreased capitalization of software development, primarily for repertoire development. Our spending on repertoire development has declined significantly due to reducing the overall number of new titles being developed, shifting from band to orchestra titles that have fewer parts and are therefore less expensive, and moving engraving work in-house from external contractors. We anticipate repertoire development spending to continue to trend below 2008 levels.
     Net cash provided by financing activities was $41,000 in the first nine months of 2009, compared to $257,000 in the first nine months of 2008. During the first nine months of 2008, $299,000 was received for stock option and warrant exercises compared to $86,000 in the first nine months of 2009. We expect cash provided from financing activities to continue to be lower in 2009 due to the fact that substantially all of our outstanding warrants were exercised or expired in 2008 and the relatively low intrinsic value of options outstanding at September 30, 2009.
     Cash and cash equivalents as of September 30, 2009 was $7,530,000 compared to $5,743,000 as of September 30, 2008. The increase in cash is due to our net income reported for the year ended December 31, 2008 and the net income reported for the nine months ended September 30, 2009. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale and timing of customer purchases of new SmartMusic subscriptions, which increase significantly during the fall back to school period and school budget cycles. This seasonal pattern has shifted somewhat in 2009 due to timing of the upgrade release of Finale in the second quarter, which has historically occurred in the third quarter.
     Management believes that we currently have sufficient cash to finance operations for the next twelve months, at a minimum. If we do not meet our anticipated future revenue levels, management is committed to taking actions necessary to ensure the conservation of adequate cash to continue to finance our operations. Due to current economic conditions, we have established contingency plans that we will implement if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.

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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our anticipated product release dates; our expectations regarding our target business model and future subscription growth for SmartMusic; our intent to expand SmartMusic repertoire and our expectations relating to repertoire development spending; our plans relating to marketing and sales efforts; our anticipated development costs and sales and marketing expenses; our expectation that amortization will increase; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	MAKEMUSIC, INC.
	By:	/s/ Ronald B. Raup
Ronald B. Raup, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended September 30, 2009

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