Form 10-K
period 2009-12-31
MAKEMUSIC, INC.
filed 2010-03-05
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No.: 0-26192
MakeMusic, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1716250 (IRS Employer Identification No.)
7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344
(Address of principal executive offices)
(952) 937-9611
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par value (Title of each class)	NASDAQ Capital Market (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $15,050,653 based upon the closing price of the Registrant’s Common Stock on such date.
There were 4,759,391 shares of Common Stock outstanding as of February 27, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I

ITEM 1.	BUSINESS
Introduction
     MakeMusic, Inc., a Minnesota corporation (referred to herein as “we,” “us,” the “Company” or “MakeMusic”), is a world leader in music education technology whose mission is to enhance and transform the experience of making, composing, teaching, and learning music. MakeMusic’s predecessor corporations, which were merged to form the current entity in 1992, were incorporated in Minnesota in 1990. We currently have approximately one hundred employees and are based in Eden Prairie, Minnesota.
     MakeMusic develops and markets two product lines that reinforce each other’s features and competitiveness. The well-established Finale® family of music notation software products provides a solid base business that serves a large customer base, and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns. Music notation software is a niche business with limited growth opportunity since only a small percentage of musicians ever notate music.
     Our growth potential lies with SmartMusic®, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles and skill-development exercises, and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.
SmartMusic
Market Need
     Many students naturally desire to learn to sing or play a musical instrument. The primary obstacle for them is practicing, which is necessary if they are to develop the skills and expertise music performance requires. The challenge is to find ways to make practice time more engaging and rewarding in order to encourage students to practice longer and more effectively, which leads to positive results. There is also an increasing demand for music teachers to document individual student achievement, something that is far easier for classroom teachers who routinely give spelling tests, math quizzes, and science exams. It is impractical, however, for music teachers to audition every student on a weekly basis to document their skill-development and their proficiency with the music. The demand for measuring student performance and teacher effectiveness is readily apparent. While the initial focus on accountability rarely included music instruction, assessment standards are increasingly being applied to all subject areas. Administrators and music educators seem to have a growing sense of measuring the progress of music students to validate the effectiveness of their programs and defend program funding. Accountability within the public schools has gained prominence as evidenced by federal legislative activity including the No Child Left Behind Act (NCLB).
     In addition, music teachers are very sensitive to how well their student ensembles perform. Each concert, musical and marching band performance puts their teaching effectiveness on display for all in the community to evaluate. Solutions that help them be more effective and inspiring so that they can produce noticeably better performances are of keen interest to them.
The SmartMusic Solution
     SmartMusic software is a comprehensive music teaching and learning solution for band, orchestra, and vocal students to use at school and, more importantly, at home. SmartMusic enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra, so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.
     Teachers use SmartMusic Gradebook™, the web-based grade book that comes with each teacher subscription, to post assignments to students, receive completed assignments from students, assess student achievement, and manage student records. SmartMusic Gradebook was formerly known as SmartMusic Impact®. This renaming of the product more clearly defines its grade book capabilities for teachers. The grade book process works as follows:
1.	Teachers log in to SmartMusic Gradebook via a web browser, select a title the students are preparing for concert, and select a pre-defined assignment for that title. Teachers then set a due date, how many points the assignment is worth, and finally post the assignment to all students in the band or orchestra. This process takes the teacher about one minute.

2.	Students log in to SmartMusic at home or at a school practice room and are immediately greeted by a list of assignments that are due. When students click on an assignment, it is automatically loaded for them and practice instructions are displayed. Students can then practice the assignment with SmartMusic’s practice tools: slow down the tempo, hear how their part is performed, set practice loops, use the tuner, etc. Students can even record their performance so that they can listen to themselves and better detect problems they need to correct. As students practice, they see notes and rhythms that were performed incorrectly turn red and notes that were performed correctly turn green. In this manner, SmartMusic automatically assesses student performances, giving each student a score.

3.	Once a student achieves a desired score, they click the Submit button so that the assignment and its final score are automatically sent to the teacher’s SmartMusic Gradebook. Although the student needs an Internet connection to do this, no browser or e-mail program is required.

4.	Teachers can now see in their SmartMusic Gradebook which students have submitted assessment assignments and what grades were automatically given by SmartMusic. If the teacher required students to submit recordings of an assignment, the recordings are also in the Gradebook. Teachers can listen to recordings with a single click which facilitates an efficient grading process.
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
     Students understand that their teachers know, because of SmartMusic assignments, whether they practice and whether they master their concert music. At the same time SmartMusic holds students accountable, it makes their practice time more rewarding and inspiring. We believe students prefer to work on assignments at home with SmartMusic and submit them via the Gradebook instead of performing in front of their teacher and peers.
     An administrator can audit their teachers’ SmartMusic Gradebook to verify that student achievement is consistently being measured and that students are developing skills. This helps them justify the music program which is generally acknowledged as very important to the school district.
How Does SmartMusic Develop Skills and Motivate Students?
     SmartMusic provides a rich combination of features that helps students focus their practice time and master specific skills, contributing to a more engaging and rewarding practice. These features include the following:
•	Assessment. SmartMusic assesses student performance. Wrong notes and rhythms turn red while correct notes turn green. SmartMusic scores each attempt by the students, giving practice time a video game-like appeal.

•	Practice with professional accompaniment. SmartMusic puts the student into an ensemble of professionals. The music comes alive for them as they hear how professionals create the drama, excitement, and beauty of the music.

•	Practice at slower tempos. Students need to slow music down in order to master the technical challenges. SmartMusic allows students to set any tempo and then gradually build up speed.

•	Hear how your part is performed. SmartMusic will play each student’s part so that they can hear how a professional would perform it.

•	Record yourself. Students often cannot hear what they are doing wrong as they sing or play. SmartMusic allows them to record themselves so that they can instantly hear what needs to be corrected.

•	Intelligent Accompaniment®. When practicing solo literature that requires expressive interpretation, SmartMusic listens to the students as they speed up or slow down and the accompaniment follows their tempo changes. Students are free to experiment with phrasing, learning to project their personalities into the music and making it their own.

•	Practice performing in tune. The SmartMusic tuner is built in and helps students hear where the pitch should be.

•	Fingering charts. When students do not know how to finger a note, they just click on it to see its fingering chart. SmartMusic knows for which instrument to provide the fingering. (primarily for wind instruments)

•	Practice loops. Students can isolate difficult measures for concentrated practice.

•	Skill-development exercises in all keys. SmartMusic includes a large library of exercises that foster skills related to scales, intervals, arpeggios, rhythms, playing by ear, and jazz improvisation.

•	Wide range of repertoire. The SmartMusic accompaniment library includes classical, jazz, opera, worship, musical theater, classic rock, pop, and other genres. The accompaniments, made by professionals, are stylistic, authentic, and fun to practice with. Many of the jazz accompaniments, for example, are created by Wynton Marsalis’s musicians.
Licensing, Publisher Relations and Content Development
     Content is critical to SmartMusic’s success. No matter how exciting and useful the technology may be, if the SmartMusic library does not have the titles teachers want to perform with their student ensembles, they may not subscribe. Determining what titles teachers want is accomplished by studying published lists of titles such as 1) state contest approved lists, 2) most often performed lists, 3) best-selling lists, and 4) basic library lists. Additionally, publisher requests, input from subscribers, and information from JW Pepper, the largest sheet music retailer, are also factors considered to determine content. The repertoire is currently being extended to include popular instrumental solos where each student is able to “be the star” and play the melody with rich accompaniment.
     While the SmartMusic library contains many titles and exercises that are either in the public domain or copyrighted by MakeMusic, the vast majority of SmartMusic content is licensed. Licenses for band, orchestra, and vocal titles typically cover three usages: 1) the right to include the title in SmartMusic, 2) the right to display the music notation (and lyrics if applicable) on-screen, and 3) the right to use an audio recording of the title.
     These rights are licensed from a wide range of music publishers, including industry leaders such as Hal Leonard Corporation, Alfred Publishing, and Music Sales, Ltd. MakeMusic has been successful at licensing titles for use within SmartMusic and believes it has good relations with the publishing community at large. However, there is no guarantee that licensing efforts will continue to be successful in the future.
     The content development process for SmartMusic includes the following: 1) editing Finale notation files supplied by publishers or engraving the files with Finale, and modeling the result on the published music, 2) synchronizing the audio recording file with the Finale notation file, 3) marking the audio file as needed for use within SmartMusic, 4) defining assignments all large ensemble titles, and 5) testing the final file. Once this process is complete, the file is added to the library database and posted for available download to subscribers. The development costs for each title added into SmartMusic are capitalized and when added to the library database, amortized over a five-year period.
     In 2009, developing a typical band title that did not require engraving cost approximately $440 per title and the typical orchestra title was approximately $220. If engraving was required, the cost was approximately $2,270 per band title and $480 per orchestra title. The average cost per title has declined from prior years due to department efficiencies and by moving some of the external engraving work in house. Engraving is the process of taking hand written music notation and converting it into publishable format. We expect the costs for band titles to continue to be more than voice and orchestra titles due to their complexity and number of parts required.

     As of December 31, 2009, SmartMusic had 1,535 titles available for band, 150 for jazz ensemble, and 611 titles available for orchestra with capitalized investment costs totaling approximately $570,000. These band and orchestra titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods, and skill-development exercises. During 2010, we plan to slightly reduce our repertoire development costs and also include “fun” solo-literature to our available titles.
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
Licensed Technology
     Certain pitch recognition software incorporated into SmartMusic for purposes of music performance assessment is licensed from Institut de Recherche et Coordination Acoustique/Musique (IRCAM) which is based in Paris, France. The license agreement continues in perpetuity and was exclusive to SmartMusic through November 24, 2009. In light of the constantly changing environment of music technology, coupled with an increase in alternative technology sources, we do not believe the expiration of this license exclusivity will have a material impact on SmartMusic.
SmartMusic Patents
     We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment developed by MakeMusic that listens to and follows tempo changes from a live performance. Although this patent expired in 2005, we have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file which enhance the software’s algorithms, accompaniment controls, and repertoire data file capabilities, and expand miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product, and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic has been or will be materially affected by the expiration in 2005 of the CMU patent.
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
SmartMusic Accessories
     The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2009, the suggested retail price of the SmartMusic microphones was $19.95. Over 70% of new subscription purchases include a microphone. We believe accessories revenue will continue to be consistent with this level in the future. In 2009, we also introduced a USB microphone that retails for $29.95 and lowers the entry cost for Macintosh users.
SmartMusic Subscription Business
     SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Gradebook, are priced at $130. Additional subscriptions for school computers and student home subscriptions are priced at $30. Multi-year subscriptions are also available. We evaluate our pricing on an annual basis and changes may occur in the future.
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
     The statistics by which investors can evaluate SmartMusic growth are the following:
•	Number of SmartMusic educator accounts

•	Number of SmartMusic Gradebook teachers (those having issued assignments to 50+ students)

•	Total number of SmartMusic subscriptions

•	Subscription renewal rates
     SmartMusic subscriptions are sold directly to teachers, parents, and students. Marketing communications consist primarily of presentations, clinics, and exhibits at music educator state conferences, e-mail, and direct mail. Direct sales efforts are typically aimed at the 17,000 schools who match our ideal demographic profile. We are focusing such efforts on twenty-four key music education states including Texas, Florida, New York, Illinois, and Minnesota.
SmartMusic Site Licenses
     SmartMusic site licenses are intended to encourage large deployments of SmartMusic student subscriptions. The site licenses provide schools with coterminous subscriptions for all students and teachers and discounted pricing is available. The special site license pricing reduces all prices by 15% for 100 or more subscriptions. We offer reasonably priced teacher training to support these larger installations and offer a training workbook and DVD as well. As of December 31, 2009, there were 322 site licenses for SmartMusic. We expect the number of site licenses to increase in the future due to our recently expanded direct sales force and focused marketing initiatives.
SmartMusic Sales and Marketing
     The market for SmartMusic is large, with student use being the largest potential market. It is estimated that approximately 55,000 school buildings offer instrumental programs, and over 17,000 of these schools match our ideal demographic profile. Recent independent research suggests that an estimated 6,000,000 students participate in instrumental programs with additional students participating in school choral programs. We believe the key to expanding the number of subscriptions for students is producing a compelling reason for educators to make SmartMusic an integral part of their curriculum and the basis for how they deliver and grade regular student assignments. Further, we believe that the majority of students will prefer the convenience of completing SmartMusic assignments at home and it is this dynamic that will drive subscription growth.
     As of December 31, 2009, MakeMusic has more than 9,200 teacher accounts with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Gradebook and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Gradebook account, when they set up a class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.

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
     Our SmartMusic marketing efforts are exclusively focused on the U.S. market and directed primarily at public and private school music administrators, instrumental music educators, and their students. In addition to aggressive direct marketing programs, MakeMusic participates in more than 40 annual music educator conventions and presents SmartMusic clinics in a variety of settings.
     The primary distribution for SmartMusic subscriptions is via the www.smartmusic.com website (linked with www.makemusic.com and www.finalemusic.com). School orders are normally processed directly through the MakeMusic customer support department.
SmartMusic Competition
     SmartMusic is a revolutionary concept that created a new product category for teaching and learning music. As such, it entered the market with no direct competitors and no major competitors exist today.
     At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have SmartMusic Gradebook functionality, Intelligent Accompaniment®, or the ability to utilize Finale files for user-created content. We believe these features, as well as our long-standing relationships with major industry partners, comprehensive repertoire, and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future.
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
Finale Sales and Marketing
     As of December 31, 2009, Finale notation products were sold through 50 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational, and consumer electronic channels. Our products are merchandised through a combination of websites, catalogs, and in-store displays. We support these efforts with a modest co-op advertising program. We have a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. musical instrument and print music retailers.
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
     Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, and Italian. MakeMusic markets a variety of Finale notation education offerings to schools, students, and other qualified institutions including the Finale Academic edition, the Finale lab pack, and the Finale site license. The Finale lab pack and Finale site license provide educational discounts for volume purchases. Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software. We believe that this trend will increase based on the synergistic relationship between Finale and SmartMusic along with the formation of a direct sales team focused on the education market.
     Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products, and also provides a unique differentiator in the marketplace.
     We believe that economic conditions will result in relatively stable Finale notation software revenue in 2010 and potentially beyond. We anticipate holding our notation development spending generally comparable to historical levels as a result and have developed company-wide contingency plans that will be implemented if certain revenue and cash flow objectives are not met. We intend to steadily build on our notation business by continually expanding the installed base of users, regularly providing them with upgrades, expanding our educational offerings, increasing the synergy with SmartMusic, and establishing the products as a means for electronic transmission of music.
Finale Competition
     The notation market is highly competitive and includes competitors such as Steinberg Media Technologies GmbH, Sibelius Software, NOTION Music, Inc.,Voyeur Turtle Beach, Inc., and Gvox/Encore. Competitive factors in marketing Finale products include product features, quality, brand recognition, ease of use, merchandising, access to distribution channels, retail shelf space, and price. We believe we compete effectively through regular upgrades and marketing initiatives and continue to maintain dominant market share.
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
General Information
Customer Support
     As of December 31, 2009, customer support for all products is handled by 19 employees and as of December 31, 2008, our customer support staff totaled 21. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com and www.smartmusic.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost, and provides a better experience for customers.
Principal Sources and Suppliers
     Printing of user manuals, packaging, and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use one subcontractor to perform standard copying and assembling services, including copying software DVD and CD-ROM discs, and assembling the product manuals, discs, and other product literature into packages. If this subcontractor is unable to perform, there are alternative vendors that we could use for this service. Our instrumental and vocal microphones are each currently provided by two separate vendors that are sole source suppliers. We believe there are alternative vendors available if our subcontractors are unable to supply microphones.
Dependence on Major Customers
     As of December 31, 2009, no distributor or direct customer for either our SmartMusic or Finale products represented more than 10% of total revenue.
Product Development
     At December 31, 2009 and 2008, there were 54 and 53 employees, respectively involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development, and quality assurance testing.
     MakeMusic’s non-capitalized expenditures for product development were $5,081,000 and $4,633,000 in 2009 and 2008, representing 30.9% and 30.6% of gross revenues, respectively. These expenses include the costs for our annual notation upgrades, product maintenance releases and support for our business systems. We expect these costs to moderately increase in 2010 due to enhancements in our technology infrastructure requirements to support our expanding customer base.
Trademarks
     We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer ®, FinaleScript®, FPA®, HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, SmartMusic Impact®, StudioView®, SmartFind and Paint®, and TempoTap®. In addition, the names Finale®, Finale NotePad®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer ®, Intelligent Accompaniment®, MakeMusic®, SmartMusic®, and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the United States for SmartSheets™, and Finale Reader™. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.
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
     In 2008, we migrated a large portion of our business-critical servers to an offsite data center. This provides greater environmental controls in addition to helping to eliminate single points of failure in our network infrastructure. Server consolidation, fast recovery, redundancy, and increased scalability are just a few of the areas that the migration addressed.
MakeMusic Websites:
     www.smartmusic.com. The SmartMusic website promotes our SmartMusic subscriptions and SmartMusic accessories.
     www.smartmusic.com/impact. The SmartMusic Gradebook website is where teachers set up their classes, post assignments to students, receive completed assignments from students, and manage student records.
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
     Our forward-looking statements generally relate to the following: our relations with the publishing community and strength of our licensing efforts; expectations relating to development, production and marketing and other expenses; intentions relating to product development, product upgrade cycles, market introduction, sales and marketing efforts, and pricing strategies; beliefs about the impact of intellectual property and licensing rights; expectations relating to our business model and strategy; beliefs about the international market for our product; our intended growth strategy (particularly related to SmartMusic); expectations relating to results of operations, subscription rates, site licenses, cash flows and financial results; intentions relating to our business activity during the economic downturn; beliefs about our ability to compete in the music software industry; expectations and beliefs relating to our vendors, contractors and suppliers; perceived benefits from changes to our technology infrastructure, beliefs with respect to realization of deferred tax assets, our intent to retain earning for use in operations, and our intent to report subscription renewals on a quarterly basis. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
     We currently believe that we have sufficient capital, but we may have other future capital needs. We again achieved positive operating cash flow in 2009 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies. If we do not maintain positive cash flow, we may need additional capital in the form of debt or equity financing to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.
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

     The uncertainty in worldwide economic conditions may divert consumer spending from our products. The spending habits of our target group of students and their families are often impacted by general economic conditions. If the improvement of economic conditions remains uncertain in the United States or internationally, our target customers’ discretionary income and purchasing decisions may change. This could negatively impact Notation sales, SmartMusic subscription rates and accessory sales.
     We have incurred operating losses in the past and may incur losses in the future. While we have been profitable for the past four years, we have incurred losses from operations in the past and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to continue to devote capital to development and marketing efforts, among other things. There can be no assurance that we will operate profitably or provide an economic return to investors.
     We face intense competition. While competition for SmartMusic is relatively limited, there can be no assurance, in spite of significant barriers to entry, that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition for our notation products could potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings, Internet resources along with our sales and marketing initiatives. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results, and financial condition.
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
     We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. While we have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act, auditor attestation will be required in 2010. While we anticipate being able to fully comply with the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the timing of completion of the auditors attestation or the impact of the same on our operations. If we are not able to maintain the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our Company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any business in the future, we may incur substantial additional costs to bring the acquired business systems into compliance with Section 404.
     Significant management judgment is required for certain financial statement entries. As explained in more detail in Item 6 below under the heading “Critical Accounting Policies,” the preparation of our financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For example, during 2009, based upon our operating results in recent years and through December 31, 2009 as well as an assessment of our expected future results of operations, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we released $2,564,000 of our valuation allowance. If management’s assumptions were inaccurate or management’s judgment was otherwise erroneous, we may be required to adjust the valuation allowance in subsequent financial reporting periods. In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code, and our ability to use NOL’s in the future may be limited.

ITEM 2.	PROPERTIES
     Our corporate facility is leased under an operating lease arrangement and consists of approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $250,000 on an annual basis and the lease expires March 31, 2011. We believe this space is adequate through 2010 and future requirements will be dependent upon the rate of growth we experience.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information
     Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2009		2008
		High	Low	High	Low
	First Quarter	$4.50	$1.86	$10.39	$8.53
Common Stock	Second Quarter	3.90	2.31	9.50	7.34
	Third Quarter	4.05	2.61	8.00	6.10
	Fourth Quarter	5.00	3.06	6.95	2.02
     As of December 31, 2009, there were 116 registered shareholders.
     Dividends
     We have never paid cash dividends on any of our securities. We currently intend to retain any earnings for use in operations and do not anticipate paying cash dividends in the foreseeable future.
     Recent Sales of Unregistered Equity Securities
     There were no sales of unregistered securities during the quarter or year ended December 31, 2009 that have not been previously reported.
     For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA
     A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Executive Overview
     MakeMusic’s mission is to develop and market solutions that transform how music is composed, taught, learned and performed. This is accomplished by:
•	Providing integrated technology, content and web services to enhance and expand how music is taught, learned and prepared for performance.

•	Providing music education content developers with a technology-enriched publishing platform that leverages their copyrighted assets while simultaneously increasing the content and value of the SmartMusic library.

•	Offering software solutions for engraving and electronically distributing sheet music.
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice and Finale® music notation software. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business that serves a large customer base and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns. Music notation software is a niche business with limited growth opportunity since only a small percentage of musicians ever notate music.
     Our fiscal year 2009 resulted in continued sales growth for MakeMusic and overall, an 8% increase over 2008 net revenue was achieved. SmartMusic revenue grew 23% due to our subscription growth from 106,584 on December 31, 2008 to 133,782 on December 31, 2009 and a price increase implemented in July 2008. Notation revenue increased 3% overall, which we attribute primarily to sales of our Finale NotePad® product that we began charging for in October 2008, and stronger direct sales of Finale. Gross margin percentages were comparable at 84% in both 2009 and 2008. Operating expenses increased in 2009, primarily due to increased business systems expenses as a result of increased staffing and expansion of our systems infrastructure to support our anticipated SmartMusic growth, and prior years’ sales tax expense from customers in certain states. Our net income before taxes in 2009 was $959,000 compared to $499,000 in 2008. Additionally, we reported a significant tax benefit provision in 2009. This tax benefit resulted primarily from an adjustment reducing the valuation allowance against our deferred tax assets by $2,564,000 that represented management’s revised estimate of the realizability of our deferred tax assets. As a result of the factors mentioned, we reported net income of approximately $3,453,000 in 2009 compared to net income of $491,000 in 2008.
     We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles and skill-development exercises and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.
     SmartMusic Gradebook (formerly SmartMusic Impact) is a web-based grade book that is included with each teacher subscription designed to manage student assignments, grades, and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.
     Our sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. Site licenses are sold that provide discounts for volume purchases. In June 2009, we slightly modified the definition of our SmartMusic site licenses. In order to continue to qualify for the volume purchase discount, a purchasing entity must have purchased 100 or more subscriptions upon the one-year anniversary of the site license agreement date. If the entity did not achieve the 100 subscription level, it no longer qualifies for the discount and we do not include the site license in our reported totals. The effect of these changes was a slight reduction, but more accurate count of the monthly total site license numbers. The updated SmartMusic monthly site license totals are shown in the SmartMusic metrics table below.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (formerly known as “Impact teachers,” now “Gradebook teachers”). As of December 31, 2009, we reported 886 Gradebook teachers compared to 601 Gradebook teachers as of December 31, 2008.
The following table illustrates our quarterly SmartMusic metrics:

	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09
Total Subscriptions	106,584	110,318	111,059	122,577	133,782
Educator Accounts	9,185	9,091	8,616	9,003	9,269
Educators who have issued assignments*	1,436	1,874	1,994	1,178	1,857
Gradebook Teachers*	601	829	874	453	886
Site Licenses	203	208	203	236	322
Site License Educator Subscriptions	1,341	1,461	1,417	1,762	2,181

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 1,857, or 20%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 114,911 students receiving SmartMusic assignments.
     We are focusing on high-level strategic sales and marketing initiatives to provide enhanced SmartMusic subscriptions sales momentum. During the third quarter of 2009, we partnered with web marketing consultants to expand our social media and general web presence and in September 2009, we hired a Senior Vice President of Marketing to enhance our marketing efforts.
     To accelerate the adoption of this target business model and address the lower-than-expected subscription rates in 2008, in the first quarter of 2009, we hired a sales director and increased the focus of our direct sales force on existing SmartMusic teachers that have not yet utilized Gradebook in their curriculum. In addition, our development efforts are focused on improving and simplifying the SmartMusic purchase processes, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. These product enhancements were included in SmartMusic 2010, which was released on July 28, 2009. As a result of the increased focus of our direct sales force and the product enhancements, site license educator subscriptions increased 63% from 1,341 at December 31, 2008 to 2,181 at December 31, 2009.
     During the third quarter of 2009, we engaged a third-party user interface design firm to assist in making the SmartMusic and Gradebook experience more intuitive, engaging, rewarding and social. We believe this will result in faster growth of new subscribers and improved retention rates and the enhancements will be included in our next product release scheduled in 2010. Additionally, we anticipate releasing popular solo-literature in our SmartMusic repertoire that will be focused on student fun and making practice more enjoyable. We believe this will contribute to improving student subscription renewals and creating a more provocative value proposition for students and parents.
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
     In the third quarter of 2008, we began tracking new versus renewed SmartMusic subscriptions. The following table illustrates the net new SmartMusic subscription data for the quarters ended September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009:

							Quarterly
	Beginning		Renewed			Quarter End	Net New
Quarter End Date	Subscriptions	New Subscriptions	Subscriptions	Renewal Rate	Subscriptions Ended	Subscriptions	Subscriptions
9/30/2008	95,632	20,347	20,017	53%	37,877	98,119	2,487
12/31/2008	98,119	17,907	17,942	66%	27,384	106,584	8,465
3/31/2009	106,584	10,609	12,241	64%	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	72%	15,865	111,059	741
9/30/2009	111,059	24,456	29,585	70%	42,523	122,577	11,518
12/31/2009	122,577	20,122	26,402	75%	35,319	133,782	11,205
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
     We have achieved positive cash flow from operations for the last five years, including the most recent year ended December 31, 2009. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to current economic conditions and concerns over school budgets, we remain cautious regarding our future financial projections. However, with increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years and the establishment of contingency plans to be implemented if our revenue and cash flow objectives are not met, we feel that we can continue to achieve positive operating cash flow for the next twelve months.
     In 2009, we began reporting results of operations by two unique reportable segments, Notation and SmartMusic. This change was made to provide enhanced decision making capabilities relating to investments in our products. Historically, net revenue has been reported separately for these two product lines. However, direct and operating costs had not been previously assessed or reported by segment. Therefore, prior year comparative costs are not available and operating costs by segment are not discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further information on segment reporting, refer to Note 10 to the financial statements of this report.
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
     Allowance for doubtful accounts. Our distribution in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years. During fiscal year ended December 31, 2008, we had one distributor that ceased operations and closed its business resulting in a write-off of their uncollectible accounts receivable of $16,300. There were no significant uncollectible accounts in 2009.
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
     Stock based compensation. Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, (formerly known as SFAS 123R) requires us to measure and recognize in our Statements of Income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable, and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock.
     Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed, (formerly known as FAS 86) which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which includes individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Gradebook, whose capitalization and market introduction was completed in 2007, has been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Gradebook. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.
     Post contract support. We account for software maintenance in accordance with ASC 985-605, Software – Software Revenue Recognition, (formerly AICPA SOP 97-2) which states that revenue for post-contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license and the cost of providing PCS during the arrangement is insignificant. However, the estimated related costs are accrued in the same period that the sales price is recognized. We provide unlimited, free telephone, e-mail, and on-line technical support to our customers and, therefore, accrue an estimated cost of future support for our notation products in the period of sale.
     Impairment of goodwill. We review goodwill for potential impairment in accordance with ASC 350, Intangibles – Goodwill and other, (formerly FAS 142). Our impairment review is conducted at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We have assigned all of our goodwill to the Notation reporting unit and compare the fair value of this reporting unit (effective January 2009), as computed primarily by applying a combination of income or market valuation approaches, to its book carrying value, including goodwill (step 1). If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 to arrive at an implied fair value of the goodwill, by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) and liabilities of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill is less than the reported value of goodwill, we would recognize an impairment loss equal to the difference. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by reporting units, the risks associated with those cash flows, and the discount rate to be utilized.
     Income taxes. We account for income taxes using the asset and liability method provided by ASC 740, Income taxes (formerly FAS 109). We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.
     As of December 31, 2009, we had U.S. net operating loss carry-forwards of approximately $17,824,000, Minnesota net operating loss carry-forwards of $6,392,000, and research and development tax credits of $1,069,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.
     Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of December 31, 2009 we have maintained a valuation allowance of $5,690,000. As of December 31, 2008, we had established a valuation allowance offsetting all of our deferred tax assets. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,133,000 would have to be established for uncertain tax positions.
     As required by ASC 740, Income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
     In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL’s in the future may be limited.
Results of Operations
     The following table summarizes key operating information for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	Increase (Decrease)%
	(In $ thousands)
Notation revenue	$10,617	$10,289	$328	3%
SmartMusic revenue	5,014	4,070	944	23%
Other revenue	811	797	14	2%

Net revenue	16,442	15,156	1,286	8%
Cost of revenues	2,598	2,380	218	9%

Gross profit	13,844	12,776	1,068	8%
Percentage of net sales	84%	84%

Development	5,081	4,633	448	10%
Selling and marketing	4,139	4,318	(179)	-4%
General administrative	3,736	3,385	351	10%

Total operating expenses	12,956	12,336	620	5%

Operating income	888	440	448	102%
Other income	71	59	12	20%

Net income before taxes	$959	$499	$460	92%
Income tax expense (benefit)	(2,494)	8	2,502	31275%

Net income	$3,453	$491	$2,962	603%

Year ended December 31, 2009 compared to the year ended December 31, 2008
     Net revenue. Net revenue increased 8% from $15,156,000 in 2008 to $16,442,000 in 2009.
     Notation revenue increased $328,000 from $10,289,000 for the year ended December 31, 2008 to $10,617,000 for the year ended December 31, 2009. Notation revenue increased in 2009 due to sales of Finale NotePad®, which we began charging for in October 2008, and stronger direct sales of our Finale Academic products and downloads offset by reductions in our channel sales. In addition, 2008 included revenue from a $133,000 Finale site license, whereas there was no comparable sale in 2009.
     SmartMusic revenue increased by $944,000 from $4,070,000 for the year ended December 31, 2008 to $5,014,000 for the year ended December 31, 2009. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the expansion of our SmartMusic site license program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of December 31, 2009, there were 322 site licenses for SmartMusic with average subscriptions per license of 151.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the year ended December 31, 2009 was $3,945,000, an increase of $841,000, or 27%, over the year ended December 31, 2008. This increase is due to the increase in the total number of subscriptions as well as a price increase in July 2008 when teacher subscriptions increased from $100 to $130 and student subscriptions increased from $25 to $30. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,833,000 as of December 31, 2009, an increase of $603,000, or 27%, over the balance at December 31, 2008. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
     SmartMusic has shown sustained growth since its launch. As of December 31, 2009, 9,269 schools have purchased SmartMusic, an increase of 1% over the 9,185 schools that had purchased it as of December 31, 2008. Total SmartMusic subscriptions as of December 31, 2009 numbered 133,782, representing a net gain of 27,198, or 26%, over the December 31, 2008 subscription count of 106,584.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (formerly known as “Impact teachers,” now “Gradebook teachers”). As of December 31, 2009, we had 886 Gradebook teachers compared to 601 Gradebook teachers as of December 31, 2008. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2009 was $953,000, which was comparable to revenue of $955,000 for SmartMusic accessories for the year ended December 31, 2008.
     Gross profit. Gross profit increased by $1,068,000 from $12,776,000 for the year ended December 31, 2008, to $13,844,000 for the year ended December 31, 2009, due to the increase in revenue. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Gross margin as a percentage of revenue was 84% for each of the years ended December 31, 2009 and 2008.
     Development expense. Development expenses increased $448,000 from $4,633,000 in 2008 to $5,081,000 in 2009. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products, as well as non-capitalized SmartMusic repertoire development, business systems, and quality assurance costs. Personnel and contract labor costs increased in 2009 compared to 2008 due to staff increases that management believes were necessary in order to achieve numerous product development goals related to the simplification of SmartMusic user interface, enrollment, and purchase processes. Additionally, we engaged a user interface design firm to make the SmartMusic and Gradebook experience more intuitive, engaging, rewarding, and social and incurred ongoing expenses related to our infrastructure expansion that we completed in June, 2008. We anticipate generally comparable development expenses in the future.
     We released 759 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments in 2009, compared to 929 new titles in 2008. Additionally, we released 22 “fun” titles and 71 other solo titles in 2009. There were no new solo titles added in 2008. Net content development expenditures of $570,000 in 2009 and $1,660,000 in 2008 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years.
     Selling and marketing expense. Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Selling and marketing expenses decreased from $4,318,000 in 2008 to $4,139,000 in 2009. This decrease of $179,000, or 4%, is primarily due to less spending on direct marketing initiatives and tradeshow activities offset by cost relating to the departure of our Chief Marketing Officer in the second quarter of 2009 and hiring of our Education Sales Director in the first quarter of 2009. We are focusing on a higher level of strategic marketing initiatives to ensure continued SmartMusic subscriptions sales momentum and expect our sales and marketing expenses to increase in the future as a result. We partnered with web marketing consultants to expand our social media and general web presence and in the third quarter of 2009, we hired a Senior Vice President of Marketing.
     General and administrative expense. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt, and other general corporate expenses. General and administrative expenses increased by $351,000, or 10%, from $3,385,000 in 2008 to $3,736,000 in 2009. General and administrative costs increased primarily as a result of sales tax expense and standard annual increases in health insurance premiums, partially offset by decreases in payroll and personnel expenses as a result of the departure of our founder and former co-Chief Executive Officer in the fourth quarter of 2008. Sales tax expense of $503,000 relates to prior periods taxes that had not been collected from our customers in certain states. We expect general and administrative expenses to moderately decrease in the future due to the one-time expenses relating to past sales tax.
     Interest income and expense, net. Net interest income was $56,000 for the year ended December 31, 2009, compared to $96,000 in net interest income for the year ended December 31, 2008. The decrease in net interest income was due to lower interest rates during the year.
     Income tax. We recorded a net income tax benefit of $2,494,000 for the year ended December 31, 2009, compared to income tax expense of $8,000 for the year ended December 31, 2008.
     In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future profitability and the overall prospects for our business. As of December 31, 2008, a full valuation allowance was recorded against our net deferred tax assets. Based on all the available evidence, in the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, we reduced our valuation allowance by approximately $2,564,000. As of December 31, 2009 we have a remaining valuation allowance of approximately $5,690,000 against net deferred tax assets. In the event the valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of $3,133,000. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.
     Liquidity and capital resources. Cash flow from operating activities was $3,233,000 in the year ended December 31, 2009 compared to $2,351,000 in the year ended December 31, 2008, an increase of $882,000. The improvements in cash provided by operating activities are primarily a result of the increase in net income, reduction in inventory levels, and changes in accounts payable and deferred revenue. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the cyclical impact of sales to schools related to the school year fiscal calendar. Management expects to achieve positive annual cash flow in the foreseeable future but not necessarily in each quarter. If we do not meet our anticipated revenue levels due to economic conditions, a significantly later-than-anticipated product release, or a decrease in demand for our products, management has identified contingency plans and is committed to expense reductions as necessary to ensure adequate cash levels.
     Our primary liquidity and capital requirements have been for investment in product development. Cash used in investing activities was $788,000 in the year ended December 31, 2009, compared to $2,043,000 in the year ended December 31, 2008. This $1,255,000 reduction was due to our decrease in repertoire development spending. Our investment in 2008 was significant as we developed our SmartMusic large ensemble library of titles and we reduced spending in 2009 through department efficiencies and a reduction in titles released. Current year expenditures were $227,000 for purchases of property and equipment and $570,000 for capitalization of repertoire development. We expect our investment activity to be generally comparable in the future.
     Cash used in financing activities was $94,000 in the year ended December 31, 2009, compared to cash provided of $243,000 in the year ended December 31, 2008. This change is primarily due to stock option and warrant exercise activity. During 2009, $86,000 was received for the exercise of stock options and warrants, versus $300,000 received in 2008. The majority of our outstanding warrants expired on February 28, 2008. In addition, during 2009, one individual exercised stock options under multiple cashless exercises and, as a result, cash proceeds of $121,000 from the redemption were used to pay taxes withheld. There were no cashless stock option exercises in 2008. We do not expect any significant cash to be provided by the exercise of stock options or warrants in 2010 due to our current stock price and options outstanding.
     As of December 31, 2009, we had cash and cash equivalents of $8,943,000 and as of December 31, 2008, the balance was $6,592,000.
Contractual Obligations and Commitments
     As of December 31, 2009, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital Lease	Operating Lease	Total Lease
	Obligations	Obligations	Obligations
	(in thousands)
2010	$67	$192	$259
2011	27	48	75
2012	5	0	5
Thereafter	0	0	0

	$99	$240	$339

     From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2009 no such losses existed.
Off-Balance Sheet Arrangements
     None.
New accounting pronouncements. Refer to Note 3 in our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
     We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2009, and 2008 and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2009, and 2008 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
     We were not engaged to examine management’s assertion about the effectiveness of MakeMusic, Inc.’s internal control over financial reporting as of December 31, 2009 included in the Company’s Annual Report on Form 10-K under the caption “Management’s Report on Internal Controls over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 5, 2010

MakeMusic, Inc.
Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,943	$6,592
Accounts receivable (net of allowance of $33 and $44 in 2009 and 2008, respectively)	1,277	1,397
Inventories	386	465
Deferred income taxes, net	1,587	—
Prepaid expenses and other current assets	294	293

Total current assets	12,487	8,747

Property and equipment, net	533	673
Capitalized software products, net	2,645	2,631
Goodwill	3,630	3,630
Long Term deferred income taxes, net	977	—
Other non-current assets	6	10

Total assets	$20,278	$15,691

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$61	$56
Accounts payable	726	373
Accrued compensation	1,167	1,170
Other accrued liabilities	297	302
Post contract support	132	146
Reserve for product returns	414	382
Deferred revenue	2,913	2,336

Total current liabilities	5,710	4,765

Capital lease obligations, net of current portion	30	76
Other long term liabilities	8	39

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 4,756,891 and 4,635,529 in 2009 and 2008, respectively	48	46
Additional paid-in capital	65,980	65,716
Accumulated deficit	(51,498)	(54,951)

Total shareholders’ equity	14,530	10,811

Total liabilities and shareholders’ equity	$20,278	$15,691

See accompanying notes.

MakeMusic, Inc.
Statements of Income
(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2009	2008
Notation revenue	$10,617	$10,289
SmartMusic revenue	5,014	4,070
Other revenue	811	797

NET REVENUE	16,442	15,156

COST OF REVENUES	2,598	2,380

GROSS PROFIT	13,844	12,776

OPERATING EXPENSES:
Development expenses	5,081	4,633
Selling and marketing expenses	4,139	4,318
General and administrative expenses	3,736	3,385

Total operating expenses	12,956	12,336

INCOME FROM OPERATIONS	888	440

Other, net	71	59

Net income before income tax	959	499

Income tax expense (benefit)	(2,494)	8

Net Income	$3,453	$491

Income per common share:
Basic	$0.74	$0.11
Diluted	$0.72	$0.10

Weighted average common shares outstanding:
Basic	4,685,480	4,620,651
Diluted	4,771,734	4,779,235
See accompanying notes.

MakeMusic, Inc.
Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except shares)

			Additional
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2007	4,517,803	$45	$65,017	$(55,442)	$9,620

Exercise of stock options and warrants	117,726	1	299	—	300

Share based compensation	—	—	400	—	400

Net income	—	—	—	491	491

BALANCE AT DECEMBER 31, 2008	4,635,529	46	65,716	(54,951)	10,811

Exercise of stock options and warrants	37,800	1	85	—	86

Redemption of stock, net of cashless option exercise	59,446	1	(121)	—	(120)

Issuance of restricted shares, net of forfeiture	24,116	—	—	—	—

Share based compensation	—	—	300	—	300

Net income	—	—	—	3,453	3,453

BALANCE AT DECEMBER 31, 2009	4,756,891	$48	$65,980	$(51,498)	$14,530

See accompanying notes.

MakeMusic, Inc.
Statements of Cash Flows
(In thousands of U.S. dollars)

	Year
	Ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$3,453	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	943	876
(Gain) Loss on disposal of assets	(7)	21
Deferred income taxes, net	(2,564)	—
Share based compensation	300	400
Net changes in operating assets and liabilities:
Accounts receivable	121	94
Inventories	79	(133)
Prepaid expenses and other current assets	(1)	(73)
Accounts payable	353	(54)
Accrued liabilities and product returns	(21)	95
Deferred revenue	577	634

Net cash provided by operating activities	3,233	2,351

Cash flows from investing activities
Purchases of property and equipment	(227)	(359)
Proceeds from disposal of property and equipment	9	—
Capitalized development and other intangibles	(570)	(1,684)

Net cash used in investing activities	(788)	(2,043)

Cash flows from financing activities
Proceeds from stock options and warrants exercised	86	300
Payments of redemption of stock	(121)	—
Payments on capital leases	(59)	(57)

Net cash provided by (used in) financing activities	(94)	243

Net increase in cash and cash equivalents	2,351	551
Cash and cash equivalents, beginning of year	6,592	6,041

Cash and cash equivalents, end of year	$8,943	$6,592

Supplemental disclosure of cash flow information
Interest paid	$10	$13
Income taxes paid	5	8
Other non-cash investment and financing activities
Equipment acquired under capital lease	18	—
See accompanying notes.

Notes to Financial Statements
1. Description of Business
     MakeMusic develops and markets proprietary music technology solutions under the Finale® and SmartMusic® brands that enhance music learning and composition, increase productivity and make practicing and performing music engaging. Our innovative products provide easy-to-use, efficient alternatives to traditional practice, education, and composition techniques. Software product sales are made through traditional distribution channels and MakeMusic’s websites.
2. Summary of Significant Accounting Policies
Revenue Recognition
     Revenue for notation products is recognized when goods are shipped or delivered. SmartMusic subscription revenue is recognized over the lives of the subscriptions. Notation revenue is primarily derived from the sale of “off the shelf” products which are easily installed and used by the customer. Software revenue is recognized in accordance with ASC 985-605, Software – Software Revenue Recognition, (formerly AICPA SOP 97-2) when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. For our bundled products, we recognize revenue based on the fair value of the individual components.
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
     Shipping and handling charges are accounted for in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, (formerly EITF No. 00-10) with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Net revenue for the years ended December 31, 2009, and 2008 includes $779,000 and $746,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2009 and 2008 includes $439,000 and $470,000 of shipping expense, respectively.
     We record revenue net of any sales tax, use tax and value added tax. Sales taxes collected from our customers are included in accounts payable until remitted to the appropriate taxing jurisdiction.
Net Income Per Common Share
     For years ended December 31, 2009, and 2008 diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share (Note 5). The dilutive effect of the additional shares for the years ended December 31, 2009 and 2008 was to increase the weighted average common shares outstanding by 86,254 and 158,584 respectively.

2. Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments
     At December 31, 2009, and 2008 the carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their market values based on the short-term maturities of these instruments.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value. Cash balances at December 31, 2009 and 2008 exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.
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

2. Summary of Significant Accounting Policies (Continued)
Product development
     Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed, (formerly FAS 86). The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
     Costs capitalized in accordance with ASC 985-20 for the development of SmartMusic Gradebook application as of December 31, 2009 and 2008, net of amortization and reserves were $230,000 and $332,000 respectively. The capitalized amount represents costs of developing the SmartMusic Gradebook interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. The capitalized costs are being amortized over a five-year period. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized software development costs may not be recoverable.
     As of December 31, 2009, and 2008, costs capitalized for the development of repertoire software, net of amortization and reserves, were $2,415,000 and $2,299,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a large ensemble title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method. We periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of capitalized repertoire development costs may not be recoverable. For the years ended December 31, 2009 and 2008, amortization expense was $449,000 and $328,000, respectively.
Goodwill
     Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, (formerly SFAS 142) goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist (see Note 4).
Impairment of Long-Lived Assets
     Long-lived assets, excluding goodwill, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated undiscounted cash flows are less than the carrying value of the assets, the carrying value of the assets may require a reduction to their estimated fair value as measured by discounted cash flows or appraised values.

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
     Our provision for income taxes in 2008 was offset by a reduction in the deferred tax valuation allowance. The only income tax expenses recorded during the year were minimum state income tax payments. Due to the uncertainty regarding the realization of our deferred income tax assets and specifically net operating loss carry-forwards, we recorded a valuation allowance against all of our net deferred income tax assets at December 31, 2008.
     In the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, based on the estimated tax on three years of forecasted net income, we reversed approximately $2,564,000 of our valuation allowance in fiscal year 2009 which was recorded as a one-time income tax benefit. As of December 31, 2009, we have a remaining valuation allowance of approximately $5,690,000 against net deferred tax assets. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic.
     The following table illustrates the change in our reserve for uncertain tax positions during the year ended December 31, 2009, none of which is reflected as a liability on our balance sheet ($ in thousands):

Balance at January 1, 2009	$3,142
Additions based on tax positions related to the current year	20
Net reductions for tax provisions of prior years	(29)
Settlements	—

Balance at December 31, 2009	$3,133

     In the event the remaining valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of $3,133,000.
     Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2009 and December 31, 2008, we have recognized no liability related to interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.
     As of December 31, 2009, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2009, are 2004 to 2009. We are currently undergoing an Internal Revenue Service audit for year ended December 31, 2007 and do not anticipate any material findings.

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation
     A stock-based compensation plan is currently offered to MakeMusic employees, board members, and consultants. This plan is administered by the compensation committee of the Board of Directors, which recommends to the Board those persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 for additional information related to our stock-based compensation plans.
     The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation (formerly SFAS 123R) which applies to awards granted in 2006 and thereafter and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased, or cancelled. Compensation cost recognized in 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the standards then in effect, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated.
     Stock based compensation expense for the years ended December 31, 2009 and 2008, was $300,000 and $400,000, respectively.
     During 2009 and 2008 we used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table:

	2009	2008
Risk-free interest rate	1.27%	0.74%
Expected life, in years	4.2	1.5
Expected volatility	76.61%	79.57%
Dividend yield	0.00%	0.00%
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
Advertising and Promotion
     Product costs for promotional samples are classified in the statement of income as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $905,000 and $1,169,000 for the years ended December 31, 2009 and 2008, respectively.
Use of Estimates
     Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies (Continued)
Subsequent Events
     The Company evaluated for subsequent events through March 5, 2010, the issuance date of the Company’s financial statements. No recognized subsequent events were noted.
3. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (“ASC”). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification was effective for the Company in 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.
4. Supplemental Balance Sheet Information
Inventories
Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)
Components	$317	$391
Finished goods	138	123
Reserve for obsolescence	(69)	(49)

	$386	$465

Property and Equipment
Property and equipment consists of the following:

	December 31,
	2009	2008
	(In thousands)
Computer equipment and software	$2,551	$2,458
Office furniture and other	482	657

	3,033	3,115
Less accumulated depreciation	(2,500)	(2,442)

	$533	$673

     Depreciation expense for years ended December 31, 2009 and 2008 was $383,000 and $416,000, respectively.
     Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $222,000 of gross assets held as capital leases during 2009 and 2008 which had accumulated depreciation of $59,000 and $62,000 as of December 31, 2009 and 2008, respectively.

4. Supplemental Balance Sheet Information (Continued)
Capitalized Software Products
Capitalized software products are as follows:

	December 31,
	2009	2008
	(In thousands)
Repertoire development	$4,032	$3,467
Software translation	125	125
SmartMusic website	461	461
SmartMusic Gradebook development	511	511

	5,129	4,564
Less accumulated depreciation and amortization	(2,484)	(1,933)

	$2,645	$2,631

     Amortization expense related to the capitalized software was $556,000 and $471,000 for the years ended December 31, 2009, and 2008, respectively. Of the $2,645,000 in capitalized software as of December 31, 2009, $566,000 is for repertoire development in progress that has not yet been released into a current product. When the content that is currently in development is released into current product, these additional amounts will also be amortized over five years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2010	$726
2011	726
2012	607
2013	409
2014	177

$2,645

Goodwill
     Goodwill of $3,630,000 resulted from a reverse merger in 2000. In 2009, as a result of the reorganization of its internal reporting structure, MakeMusic now has two reporting units. Accordingly, effective January 1, 2009, MakeMusic assigned all goodwill to the Notation reporting unit. On an annual basis, or more often if indicators of impairment exist, we evaluate the fair value of goodwill to determine whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2009, and 2008 indicated no impairment had occurred.

4. Supplemental Balance Sheet Information (Continued)
Deferred Revenue
     Deferred revenue is composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, Finale maintenance agreements, deposits for commission on sheet music revenue sold by partners that received referrals from the MakeMusic websites, and deposits for royalties earned from partners incorporating MakeMusic products into their sales items, as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred SmartMusic subscription revenue	$2,834	$2,235
Deferred notation revenue	42	51
Deposits	37	50

	$2,913	$2,336

Other Accrued Liabilities
     Other accrued liabilities are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2009	2008
	(In thousands)
Accrued royalties	$82	$56
Accrued general expenses	223	246

	$305	$302

5. Shareholders’ Equity
Stock Options and Warrants
     MakeMusic has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 1,500,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be equal to or more than the stock’s fair market value at the grant date. There were 445,755 options outstanding under the 2003 plan as of December 31, 2009.

5. Shareholders’ Equity (Continued)
     The following table represents stock option and restricted stock activity for the year ended December 31, 2009:

				Weighted Average	Weighted Average
	Shares Reserved	2003 Plan		Option Exercise	Remaining Contract
	for Future Grant	Restricted Shares	Plan Option Shares	Price	Life
At December 31, 2008	635,663	—	659,855	$4.50

Authorized	—	—	—
Granted	(136,644)	26,644	110,000	$3.39
Expired	52,500	—	(59,300)	$6.13
Cancelled	34,528	(2,528)	(32,000)	$5.83
Exercised	—	—	(232,800)	$2.27

At December 31, 2009	586,047	24,116	445,755	$5.09	2.9 Years

Outstanding Exercisable Options at December 31, 2009			297,255	$5.19	1.9 Years

     The weighted-average fair value of options granted during 2009 and 2008 (computed using the Black-Scholes method) was $2.05 and $1.36, respectively.
     The following summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices				Options Outstanding		Options Exercisable
				Weighted Remaining	Weighted		Weighted
			Number	Contractual Life	Exercise	Number	Exercise
From	to		Outstanding	(in Years)	Price	Outstanding	Price

$ 0.00	to	$2.27	32,200	0.51	$2.27	32,200	$2.27
$ 2.27	to	$3.50	129,729	3.85	$2.99	61,729	$2.46
$ 3.51	to	$6.00	168,995	2.05	$5.38	122,745	$5.50
$ 6.01	to	$10.00	84,833	3.68	$6.96	60,583	$7.22
$10.01	to	$11.00	29,998	4.37	$10.21	19,998	$10.23

Total			445,755	2.93	$5.09	297,255	$5.19

     At December 31, 2009, the aggregate intrinsic value of options outstanding was $221,000 and the aggregate intrinsic value of options exercisable was $171,000. Total intrinsic value of options exercised during 2009 was $405,000. At December 31, 2009, there was $226,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.7 years. At December 31, 2009, there was $63,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
     There were no new warrants issued during 2009 or 2008. Total warrants of 30,083 at a weighted average exercise price of $3.34 were outstanding at December 31, 2009, all of which are exercisable. There were no warrants that expired during the fiscal year ended December 31, 2009 and 46,432 warrants that expired during the fiscal year ended December 31, 2008. The remaining warrants expire as follows:
2010 – 15,083
2011 – 15,000

6. Commitments
Capital Lease Obligations
     Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2010	$67
2011	26
2012	5

Total minimum lease payments	98
Less amount representing interest	(7)

Present value of net minimum lease payments	91
Less current portion	(61)

Long-term portion	$30

Operating Leases
     The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2009, are as follows (in thousands):

2010	$192
2011	48
Total	$240

     Rent expense, including common area maintenance expense for the years ended December 31, 2009, and 2008 was $251,000 and $258,000, respectively.
7. 401(k) Savings Plan
     The Company has a 401(k) savings plan for the benefit of qualified employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2009 or 2008.

8. Income Taxes
     The tax effects of temporary differences for 2009 and 2008 at assumed effective annual rates of 37.8% and 36%, respectively (combined federal rate and state tax rate) for both years are shown in the following table:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$6,474	$6,955
Research and development credits	1,069	1,055
Inventory	26	18
Depreciation and amortization	114	157
Deferred revenue	1,087	823
Software development and prepaid royalties	55	51
Accrued expenses	420	486
Accounts receivable	13	16
Valuation allowance for deferred tax assets	(5,690)	(8,612)

Deferred tax assets	$3,568	$949
Deferred tax liability:
Software development costs	1,004	949

Net deferred tax assets	$2,564	$—

     The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	December 31,
	2009	2008
	(In thousands)
Current assets	$1,587	$—
Long-term assets	977	—

Net deferred tax assets	$2,564	$—

     The components of income tax expense are as follows:

	December 31,
	2009	2008
	(In thousands)
Current tax expense	$70	$8
Deferred tax benefit	(2,564)	—

Total tax expense (benefit)	($2,494)	$8

8. Income Taxes (continued)
     Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of the net deferred tax assets and has provided a valuation allowance against all of the net deferred tax assets in 2008 and $5,690,000 in 2009.
     A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense (benefit) included in the statements of income is as follows:

	December 31,
	2009	2008
	(In thousands)
Income tax expense computed at the statutory rate	$326	$169
State tax expense, net of calculated federal income tax effects	37	10
R&D Credits	(10)	(22)
Change in Valuation Allowance	(2,922)	(324)
Permanent differences	80	151
Other	(5)	24

Income tax expense (benefit)	$(2,494)	$8

Net Operating Losses
     At December 31, 2009, we had Federal net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates:

	Federal Net Operating Loss	Research and Development Credits
	(In thousands)
2010	$710	$47
2011	2,192	43
2012	1,736	38
2018	770	46
2019	491	36
2020	—	—
2021	1,474	72
2022	1,336	116
2023	9,115	72
2024	—	91
2025	—	68
2026	—	71
2027	—	168
2028	—	101
2029		100

	$17,824	$1,069

     Section 382 of the Internal Revenue Code restricts the annual utilization of NOL’s incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available. In 2009 we completed a further Section 382 analysis for the time period since the reverse merger and determined that there are limitations relating to ownership changes. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382 over a three year period resulting in potential future limitations on the utilization of our NOL’s. However, since we have a valuation allowance against our net deferred tax asset for the years that would be impacted by such limitation, there was no effect on our financial results.

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
10. Segment and Geographic Data
     Effective January 1, 2009, MakeMusic began reporting results of operations by two unique reportable segments, Notation and SmartMusic. Historically, net revenue has been reported separately for these two product lines. However, direct and operating costs had not been previously assessed or reported by segment and therefore, prior year comparative costs are not reported.
     The Notation segment includes the design, development, and sales and marketing for the Finale family of music notation software products.
     The SmartMusic segment includes the design, development, amortization of capitalized song title development, and sales and marketing of the subscription-based SmartMusic product line, and related accessories.
     Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other income and income taxes.” These expenses include costs related to general and administrative and business systems functions performed that are not directly attributable to a particular segment.
     MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented.
     The following table presents results of operations by reportable segment (in thousands):

	For the year ended December 31, 2009
		(In thousands)
	Notation	SmartMusic	Other	Total
NET REVENUE	$11,060	$5,382	$0	$16,442

COST OF REVENUES	940	1,658	0	2,598

GROSS PROFIT	10,120	3,724	0	13,844

OPERATING EXPENSES:
Development expenses	1,898	1,937	1,246	5,081
Selling and marketing expenses	1,816	1,607	716	4,139
General and administrative expenses	77	70	3,589	3,736

Total Operating Expenses	3,791	3,614	5,551	12,956

Income (loss) from Operations	6,329	110	(5,551)	888

Other Income and income taxes	0	0	2,565	2,565

NET INCOME/(LOSS)	$6,329	$110	($2,986)	$3,453

10. Segment and Geographic Data (continued)
     All of our long-lived assets are located in North America. The geographic distribution of our revenues is summarized in the following table:

	December 31,
	2009	2008
	(In thousands)
Net sales:
North America	$13,921	$12,755
Europe	1,314	1,334
Japan	716	625
Other foreign countries	491	442

	$16,442	$15,156

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A(T).	CONTROLS AND PROCEDURES
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
     Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

ITEM 9B.	OTHER INFORMATION
     All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position
Jeffrey A. Koch	45	Chairman of the Board
Ronald B. Raup	59	Chief Executive Officer and Director
Michael E. Cahr	69	Director
Trevor A. D’Souza(1)	44	Director
Keith A. Fenhaus(2)	52	Director, Lead Independent Director
Robert B. Morrison	48	Director
Graham Richmond	37	Director
Michael Skinner	59	Director
Andrew C. Stephens(1)	46	Director
Karen L. VanDerBosch	46	Chief Financial Officer and Treasurer

(1)	As previously disclosed, Mr. D’Souza and Mr. Stephens were appointed to the Board of Directors effective March 2, 2010.

(2)	The Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert” under the applicable federal securities laws.
          Current committee membership is as follows;

Audit Committee	Compensation Committee	Governance Committee
Keith A. Fenhaus, Chair	Michael Skinner, Chair	Graham Richmond, Chair
Michael E. Cahr	Michael E. Cahr	Keith A. Fenhaus
Graham Richmond	Robert B. Morrison	Robert B. Morrison
     On March 1, 2010, in connection with the election of Mr. Trevor A. D’Souza and Andrew C. Stephens to the Board of Directors and upon the recommendation of the Governance Committee, the Board approved committee reassignments as follows, which will be effective March 15, 2010:

Audit Committee	Compensation Committee	Governance Committee
Keith A. Fenhaus, Chair	Michael Skinner, Chair	Graham Richmond, Chair
Michael E. Cahr	Michael E. Cahr	Robert B. Morrison
Trevor A. D’Souza	Jeffrey A. Koch	Trevor A. D’Souza
     Jeffrey A. Koch joined MakeMusic as a director on July 20, 2006, and was elected the Chairman of the Board on October 19, 2006. Effective March 15, 2010, Mr. Koch will serve on the Compensation Committee. Mr. Koch is currently employed as a corporate bond trader with Agency Trading Group, Inc. From 2005 to 2009, Mr. Koch was the Chief Executive Officer of LaunchEquity Partners, LLC, a firm that specializes in investing in early stage companies with high growth potential in both the public and private markets. Mr. Koch is serving as a representative of LaunchEquity in connection with an agreement dated March 2, 2010 among MakeMusic,

LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners, relating to MakeMusic’s Board composition and certain other matters (the “LaunchEquity Agreement”). Prior to founding LaunchEquity Partners, Mr. Koch was the co-head of the High Yield Bond business at Metropolitan West Asset Management from 2003 to 2004. From 1989 to 2002, Mr. Koch held the position of Portfolio Manager of various fixed income portfolios for Strong Capital Management, the most recent being the head of the High Yield Bond business from 1996 to 2002. Mr. Koch received a B.S. from the University of Minnesota, Morris in 1987 and an MBA from the John M. Olin School of Business at Washington University in St. Louis in 1989. Mr. Koch is a Chartered Financial Analyst. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Koch’s education and experience give him insight into investment industry trends and practices and an ability to understand generally accepted accounting principles, internal control procedures and analyze and evaluate financial statements, all of which allow him to make a valuable contribution as a MakeMusic director.
     Ronald B. Raup is our Chief Executive Officer, serving in that position since November 24, 2008. From December 6, 2007 to November 24, 2008, he served as co-Chief Executive Officer and has served as President, Chief Operating Officer and director since October 2006. Prior to that, Mr. Raup served as Chief Marketing Officer from September 2005 until October 2006, and as a member of our Board of Directors from September 2004 until September 2005. Mr. Raup has more than thirty years of experience in the music product industry. From 2003 through 2005, Mr. Raup served as Vice President-Piano Division of Brook Mays Music Company, the largest full-line music product retailer in the United States. In addition to his three-year term as Vice President, Mr. Raup also served as Chief Operating Officer for Brook Mays from 1999 through 2002. From 1995 to 1999, he was employed at MakeMusic as our President and Chief Operating Officer. Mr. Raup has also served as Senior Vice President of Marketing and Sales at Yamaha Corporation of America, the largest music products company in the world. He also served on Yamaha’s Board of Directors. Mr. Raup has served on various industry boards including NAMM, the International Music Products Association, American Music Conference, and the World Economic Summit. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Raup to serve as a director of MakeMusic because his history with MakeMusic, his leadership experience in the music product industry and his relationships with music industry leaders uniquely qualify him to execute the company’s strategic direction.
     Michael E. Cahr was elected as a director on January 28, 2009 and is a member of the Audit Committee and Compensation Committee. Mr. Cahr is a general partner at Focus Equity Partners, a private equity investment and management firm that acquires middle-market companies and assists them in reaching their performance potential. Mr. Cahr has more than 30 years of experience as a venture capitalist, CEO and director of public and private companies. From September 2004 to June 2006, Mr. Cahr served as CEO of one of Focus Equity’s investments, C&M Pharmacy, a Glenview, Illinois, specialty pharmacy company, and engineered the sale of the company to Walgreen Co. Currently, Mr. Cahr acts as board member and advisor to another Focus investment, Business Only Broadband (BOB), a premier provider of carrier-class, fixed wireless primary and co-primary data network solutions for the business sectors in Chicago and the New York metropolitan area. Prior to joining Focus, Mr. Cahr was president of Saxony Consultants, a provider of financial and marketing expertise, and from 1994 to 1999 served variously as president, CEO and chairman of publicly held Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical medical information. Prior to Allscripts, Mr. Cahr was venture group manager for Allstate Venture Capital where he oversaw domestic and international investments in technology, healthcare services, biotech and medical services. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly-traded nutritional products firm that develops and commercializes functionally unique nutritional products. Mr. Cahr was also a director of Lifecell Corporation from 1989 to 2007 where he served as the chairman of the audit committee. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Cahr to serve as a director of MakeMusic because his private equity and micro-cap public company management and directorship experience is a valuable asset to the board structure.
     Trevor D’Souza joined the Board March 2, 2010, in connection with the LauchEquity Agreement. Effective March 15, 2010, Mr. D’Souza will serve as a member of the Audit Committee and Governance Committee. Since 2000, Mr. D’Souza has served as Managing Director of Mason Wells, where he is responsible for managing the venture investment activities of the firm. Through his role with Mason Wells, Mr. D’Souza has served as a director of a number of companies, including: Teramedica, Inc. (chairman, 2001-present), Zystor Therapeutics, Inc.

(2004-present), Deltanoid Pharmaceuticals, Inc. (2002-present), OpGen, Inc. (2002-2009), NameProtect, Inc. (chairman, 2000-2007), and Dedicated Computing (2007-2009). Prior to joining Mason Wells, Mr. D’Souza served as the President and CEO of Pharmasoft North America, Inc. from 1997 to 1999, and as a Program Manager for Booz-Allen & Hamilton from 1994 to 1997. Mr. D’Souza earned a Masters Degree in Business Administration from George Washington University, and a Bachelor of Science in Engineering from the Catholic University of America. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. D’Souza to serve as a director of MakeMusic because he has significant board experience, particularly with respect to companies that are similar in size to MakeMusic, as well as valuable business and management expertise. The Board believes these experiences will allow Mr. D’Souza to understand issues that face MakeMusic, and to contribute to oversight of compliance with SEC and accounting rules.
     Keith A. Fenhaus was elected as a director on March 15, 2007. Mr. Fenhaus has served as the Audit Committee Chairman and a member of the Governance Committee since the date of his appointment. Effective March 15, 2010, Mr. Fenhaus will step down from the Governance Committee but will continue to serve as Audit Committee Chairman. Mr. Fenhaus was named lead independent director on January 28, 2008. Since 2002, Mr. Fenhaus has been President of Hallmark Insights, a wholly-owned subsidiary of Hallmark Cards, specializing in business incentive solutions. Mr. Fenhaus has previously served Hallmark Insights, where he has been employed since 1992, as Executive Vice President and Chief Financial Officer. Prior to joining Hallmark Insights, Mr. Fenhaus was the Chief Financial Officer of Sheffert & Wein. His previous positions included Senior Vice President, Finance, Community Financial Services at First Bank (now US Bank), and Vice President and Controller at Norwest Mortgage (now Wells Fargo Home Mortgage). Mr. Fenhaus has a bachelor of business administration degree from the University of Wisconsin. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Fenhaus to serve as a director of MakeMusic because his business leadership experience allows him to understand the challenges and requirements applicable to a public company, particularly companies that are to MakeMusic in size and structure, and his education and financial industry experience give him an ability to understand generally accepted accounting principles and internal control procedures and analyze and evaluate financial statements.
     Robert B. Morrison was appointed to the Board of Directors on July 9, 2007 and serves on the Compensation Committee and Governance Committee. Effective March 15, 2010, Mr. Morrison will step down from the Compensation Committee, but will continue to serve on the Governance Committee. Mr. Morrison is co-founder of Quadrant Arts Education Research, one of the nation’s leading research and market intelligence organizations focusing on music and arts education. Quadrant serves both the commercial and governmental sectors and has pioneered ground breaking research on the status and condition of arts education in the United States. Prior to founding Quadrant, Mr. Morrison was the founder and chairman emeritus of Music for All (MFA), a not-for-profit educational organization whose mission is expand access to music and arts education. Mr. Morrison also served as the Chief Executive Officer of the VH1 Save the Music Foundation, the national non-profit organization committed to restoring music education in America’s public schools. Mr. Morrison has also served as director of market development for NAMM, the international music products association, was an executive director of the American Music Conference (AMC), where he directed AMC’s media efforts, and was a senior executive with the Pearl Corporation. Mr. Morrison has received an honorary doctorate degree from the State University of New York, the Mr. Holland’s Opus Award from the National Academy of Recording Arts and Science and the Life Achievement Award from the Music Distributors Association. Mr. Morrison has earned both an Emmy and Peabody Award for his work on behalf of music education. Mr. Morrison served as a member of the board of trustees for the Berklee College of Music in Boston and currently serves on several national music and arts education policy boards. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Morrison to serve as a director of MakeMusic because his industry experience allows him to understand MakeMusic’s challenges, strategies and potential opportunities. He shares MakeMusic’s commitment to music education, and his extensive connections in the education market segments and music products industry all contribute to Mr. Morrison’s ability to help challenge and guide MakeMusic’s long-term strategies.
     Graham Richmond was elected to the Board of Directors on July 25, 2006. Mr. Richmond is Chairman of the Governance Committee and is currently a member of the Audit Committee, but will step down from the Audit Committee effective March 15, 2010. Mr. Richmond is the Chief Executive Officer and co-founder of Clear Admit, LLC, an educational counseling company focused on management education. Prior to launching Clear Admit at the end of 2001, Mr. Richmond worked as an admissions counselor and technology consultant for the Wharton School at the University of Pennsylvania. Mr. Richmond’s career also includes a position as Vice President of Marketing and Operations at MCS Multi-App, an educational technology company that served the leading law and business schools with software applications in the 1990s. Beyond his professional career, Mr. Richmond has pursued his passion for music as a classical and jazz flautist and singer/songwriter/guitarist. He holds an undergraduate degree in art history from Swarthmore College and an MBA in entrepreneurial management from the Wharton School at the University of Pennsylvania. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Richmond to serve as a director of MakeMusic because his business leadership experience and education allow him to understand MakeMusic’s challenges and strategies, and his knowledge of e-commerce marketing strategies complement MakeMusic’s strategy and products.
     Michael Skinner was appointed to the Board of Directors on November 20, 2006, and is Chairman of the Compensation Committee. Mr. Skinner is a summa cum laude graduate of Berklee College of Music with a bachelor’s degree in music education. He received his master’s degree in music composition from the University of Miami. Mr. Skinner has worked as a composer, arranger, clinician, and performer, as well as a music educator, having taught elementary through high school music. In 1986, Mr. Skinner became the national clinician for Vandoren and a Yamaha performing artist. He later became marketing manager for J. D’Addario & Co., marketing Vandoren products as well as J. D’Addario education products. From 1991-2001, Mr. Skinner served as the marketing manager for education products for the Band & Orchestral Division, Yamaha Corporation of America. During his tenure at Yamaha Mr. Skinner managed the technology driven education system called Music In Education ™, a software and hardware based keyboard system integrating curriculum and assessment into a keyboard lab. In July of 2001, he returned to J. D’Addario & Co. as Director of Marketing for Band & Orchestra products. In July 2004, Mr. Skinner formed DANSR and became the sole U.S. importer of Vandoren Products. Today, he remains the President of DANSR. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Skinner to serve as a director of MakeMusic because his extensive experience in marketing to music educators and music product retailers allow him to understand MakeMusic’s opportunities and challenges and make strategic contributions.
     Andrew C. Stephens joined the Board March 2, 2010, in connection with the LaunchEquity Agreement. Mr. Stephens is a partner and Managing Director of Artisan Partners, LP, an investment management firm. Mr. Stephens is responsible for the firm’s U.S. growth strategies. He joined Artisan in 1997. Prior to joining Artisan Partners, Mr. Stephens was co-manager of the Strong Asset Allocation Fund at Strong Capital Management from 1993 to 1997. In addition, Mr. Stephens was a Senior Research Analyst for the Strong Common Stock Fund and the Strong Opportunity Fund. He began his career at Strong Capital Management in 1986 and joined the investment department there in 1990. Mr. Stephens holds a bachelor of science degree from the University of Wisconsin—Madison. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Stephens’s extensive insight into investment industry trends and practices, along with his significant financial expertise, including his ability to understand generally accepted accounting principles and evaluate financial statements, will allow him to make a valuable contribution as a MakeMusic director.
     Karen L. VanDerBosch joined MakeMusic as Chief Financial Officer and Treasurer in December 2006. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software, and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc. Ms. VanDerBosch holds a bachelor of science degree in accounting from the University of Minnesota.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers, directors, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of MakeMusic. Officers, directors, and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to MakeMusic, during the fiscal year ended December 31, 2009 all Section 16(a) filing requirements applicable to Insiders were complied with, except for the following: Keith Fenhaus, Robert Morrison, Graham Richmond, Michael Skinner, and Michael Cahr each filed one late Form 4 on January 7, 2009 related to an option grant on January 2, 2009.
Code of Ethics and Business Conduct
     The Board has a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of our employees, directors, and officers, including our principal executive officers, principal financial officer, and controller. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. The Code of Ethics is available in print, free of charge to any stockholder who sends a request for a paper copy to MakeMusic, Inc., Attn: Investor Relations, 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota 55344-3848. MakeMusic intends to include on its website any amendment to, or waiver from, a provision of its Code of Ethics that applies to our principal executive officers, principal financial officer, and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
Audit Committee
     The current members of our Audit Committee are Mr. Fenhaus (Chair), Mr. Cahr and Mr. Richmond. Effective March 15, 2010, our Audit Committee will be comprised of Mr. Fenhaus (Chair), Mr. Cahr, and Mr. D’Souza. Our Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC. The Board has further determined that all members of the Audit Committee are “independent” within the meaning of the applicable listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
Overview
     The Compensation Committee views executive compensation as a total package that includes base salary, annual performance-based non-equity incentive plan awards, and long-term equity compensation in the form of stock options and restricted stock awards. MakeMusic does not currently provide a defined benefit pension plan, 401K match, or retiree health care.
Employment Agreements and Termination of Employment Agreements
     On May 8, 2009, we entered into an employment agreement with Ronald Raup, which replaced his previous employment agreement dated February 20, 2007 and amended October 27, 2008. Mr. Raup’s new employment agreement provided that he would receive an initial annual base salary of $216,000 for service in 2009. In addition, Mr. Raup’s employment agreement provides that he may be eligible for equity and non-equity incentive compensation as determined by the Board of Directors or a committee. For 2009, Mr. Raup was eligible to receive a cash incentive award equal to 80% of his base salary and to receive a restricted stock incentive award equal to 80% of his salary, with actual compensation dependent upon achievement during 2009 of company financial objectives that are set by the Compensation Committee for the fiscal year. Mr. Raup is also eligible to receive certain other benefits that we make available to executive officers. Mr. Raup’s employment agreement has an indefinite term and is effective until Mr. Raup’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by the Company with or without cause, or by Mr. Raup. If we terminate Mr. Raup without cause, he would be entitled to receive monthly cash payments equal to his then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.
     On May 8, 2009, the Company also entered into an employment agreement with Karen VanDerBosch, pursuant to which Ms. VanDerBosch was paid an annual base salary of $185,000 in 2009. In addition, Ms. VanDerBosch’s employment agreement provides that she may be eligible for non-equity incentive compensation as determined by the Board of Directors or a committee. For 2009, Ms. VanDerBosch was eligible to receive a cash incentive award equal to 60% of her base salary and to receive a restricted stock incentive award equal to 60% of her salary, with actual compensation dependent upon achievement during 2009 of company financial objectives that are set by the Compensation Committee for the fiscal year. Ms. VanDerBosch is also eligible to receive certain other benefits that we make available to executive officers. Ms. VanDerBosch’s employment agreement has an indefinite term and is effective until Ms. VanDerBosch’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by the Company with or without cause, or by Ms. VanDerBosch. If we terminate Ms. VanDerBosch without cause, she would be entitled to receive monthly cash payments equal to her then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.
Base Salaries
     In determining appropriate base salaries for executives in fiscal 2009, in addition to reviewing market data, the Compensation Committee considered:
•	the Chief Executive Officers’ recommendations as to compensation for all other executive officers;

•	the scope of responsibility, experience, time in position, and individual performance of each officer, including the Chief Executive Officers;

•	the effectiveness of each executive’s leadership performance and potential to enhance stockholders value; and

•	internal equity.
     The Compensation Committee’s analysis is a subjective process that utilizes no specific weighting or formula of the factors above in determining executives’ base salaries.
     Adjustments to base salaries are determined based on merit and market. This requires an evaluation of individual performance, competitive market levels and rates of increase, executive experience and internal equity, as well as our overall salary budget. Since annual performance-based incentives (as discussed below) are based on a percentage of base salary, base salary increases also have the effect of increasing the size of annual incentive opportunity.
Executive Incentive Compensation
     In order to provide motivation to our Named Executive Officers (as defined below) and other key employees, we award performance-based compensation upon their achievement of goals that the Compensation Committee identifies on an annual basis. On March 2, 2009, the Compensation Committee of the Board of Directors adopted an Executive Incentive Compensation Plan (the “Executive Plan”). The Compensation Committee subsequently approved revisions to the Executive Plan on May 5, 2009. The Executive Plan was used to provide incentive compensation to our Named Executive Officers and other key employees in 2009 and is intended to be available for use in 2010 and future years. The Executive Plan is applicable to our Named Executive Officers and certain other key employees, as designated by the Compensation Committee. Participants have the potential to earn cash and restricted stock. In addition, the Compensation Committee may grant options to participants or other employees if certain performance levels are achieved. All equity awards made pursuant to the Executive Plan are be governed by our 2003 Equity Incentive Plan, or any amended version thereof.
     The amount of cash and the number of options and shares of restricted stock awarded to our Named Executive Officers in each of 2009 and 2008 was based on our achievement of Management Bonus Objectives (“MBOs”). When selecting the MBOs, the Compensation Committee considers our business plan, the individual skills and potential of the participants, targeted total compensation amounts based on publicly available market data, and recommendations from the Chief Executive Officer.
     The MBOs under the 2008 Executive Compensation Plan were based on achievement of quantifiable financial performance in accordance with the annual business plan and included return on assets, operating margin, product revenues and product subscriptions. For fiscal 2009, the Compensation Committee set the MBOs as free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions, with a maximum of $172,800 cash and $172,800 worth of restricted stock for our Chief Executive Officer and a maximum of $111,000 cash and $111,000 worth of restricted stock for our Chief Financial Officer. These MBOs and target incentive compensation amounts reflect the Compensation Committee’s belief that annual incentives should be closely aligned with financial performance.
     The Compensation Committee evaluates the Company’s performance after each completed fiscal year to determine the amount of cash and the number of shares of restricted stock each participant has earned.
Material Terms of Non-Equity Incentive Plan Awards
     The Named Executive Officers were not entitled to receive discretionary payments which would be characterized as “Bonus” payments for the fiscal years ended December 31, 2009 and December 31, 2008. Amounts listed for each of 2009 and 2008 in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation,” were approved by the Compensation Committee on February 23, 2010 and March 2, 2009, respectively. These payments are intended to compensate the executive officers for services rendered in fiscal 2009 and 2008, respectively.
     The Compensation Committee considers annual performance-based cash awards to be a motivational method for encouraging and rewarding individual performance that contributes to our overall company performance. Target performance-based compensation amounts are positioned to be competitive with market data and for awards based on performance in fiscal year 2009 ranged as a percentage of salary from 60% to 80% for the Named Executive Officers with an increasing scale if financial performance was exceeded. These amounts reflect the program’s objective to reward individual performance that contributes to our overall performance.
     As shown in the column entitled “Non-Equity Incentive Plan Compensation,” of the Summary Compensation Table, actual cash incentive awards paid to our executive officers pursuant to MBOs ranged from 42% to 56% of base salary in fiscal 2009. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2009.
Long-Term Incentive Compensation
     Our long-term incentive compensation in the form of stock option and restricted stock awards is designed to attract and retain key executives, build an integrated management team, reward innovation and performance, and share long-term successes. The intent is to align executive and shareholder interests, thereby increasing shareholder value.
     Based on the amounts of total compensation listed in the Summary Compensation Table, long-term variable compensation represented from 13.8% to 15.3% of total compensation for the Named Executive Officers in fiscal year 2009, which is consistent with the committee’s overall compensation objectives.
     Material Terms of Option Grants
     Prior to adoption of the Executive Plan, our practice was to occasionally grant executives options to purchase shares of MakeMusic common stock as a form of compensation at the time of hire or following performance evaluations. The grants were based on a subject evaluation, in consideration of the executive’s prior performance, contributions to the Company, level of responsibility, other compensation, ability to influence our long-term growth and profitability, and prior stock option grants. Under the Executive Plan, the Compensation Committee has authority to grant options to our Named Executive Officers and other employees when 80% of target performance is met or surpassed for all MBOs.
     We made two incentive stock option grants to Named Executive Officers in fiscal 2009. On January 8, 2009, we granted seven-year incentive stock options to Ronald Raup and Karen VanDerBosch. The options allow the executives to purchase 21,000 shares of common stock and 15,000 shares of common stock, respectively, with an exercise price of $3.50. The options vest ratably over 48 months, beginning January 31, 2009 and ceasing December 31, 2013.

     On February 1, 2010, we granted seven-year incentive stock options to Ronald Raup and Karen VanDerBosch in recognition of performance during the 2009 fiscal year. Because the options were granted in 2010, they are not reflected in the Summary Compensation Table. Mr. Raup and Ms. VanDerBosch both received an option to purchase 40,000 shares of common stock. The shares vest ratably over 48 months beginning February 28, 2010 and ceasing January 31, 2014. The options have an exercise price of $4.56.
     Option grants to executives are made under the 2003 Equity Incentive Plan and are subject to the terms of our form of incentive stock option agreement. The form of agreement provides that the exercise price of a grant is equal to the fair market value on the date of grant. The form of agreement also provides that if the executive leaves MakeMusic for any reason other than death, vesting immediately ceases and options expire in 90 days after the end of employment. In the event of the termination of an employee’s relationship with MakeMusic in connection with a change of control event, all unvested shares of stock subject to the option grant shall immediately vest. Incentive stock options typically vest over a four-year period.
     Material Terms of Restricted Stock Awards
     We granted restricted stock awards in 2009, for performance in 2008. In March 2009, the Compensation Committee granted restricted stock awards in the amount of 7,189 shares to Ron Raup and 4,448 shares to Karen VanDerBosch. The restricted stock awards were granted to the Named Executive Officers under the 2008 Executive Compensation Plan, based on achievement in fiscal 2008 of MBOs for that year, and in lieu of restricted stock units in identical amounts to which they were originally entitled. Ron Raup was eligible for 20,539 restricted stock units (with a value of $160,000 based on the per share price of Company common stock on the date the 2008 Executive Compensation Plan was approved), and Karen VanDerBosch was eligible for 12,708 restricted stock units (with a value of $99,000 based on the per share price of our common stock on the date the restricted stock was granted).
     Under the Executive Plan and the 2009 MBOs, Ron Raup was eligible for 45,836 shares of restricted stock (with a value of $172,800, based on the average daily per share price of Company common stock between October 1, 2008 and December 31, 2008), and Karen VanDerBosch was eligible for 29,443 shares of restricted stock (with a value of $111,000, based on the average daily per share price of Company common stock between October 1, 2008 and December 31, 2008). On February 23, 2010 the Compensation Committee evaluated achievement of the MBOs in fiscal 2009 based on our audited financial statements. The Compensation Committee awarded 24,926 shares of restricted stock to Ron Raup and 16,012 shares of restricted stock to Karen VanDerBosch effective March 15, 2010. Because the awards were made in 2010, they are not reflected in the Summary Compensation Table.
     Restricted stock awards are made under our 2003 Equity Incentive Plan and are subject to the terms thereof and our form of restricted stock award agreement. The risks of forfeiture on the earned shares of restricted stock lapse immediately on the delivery date as to twenty-five percent of the award and in twenty-five percent increments during the following three years. If a participant voluntarily terminates employment without good reason or has been terminated by the Company for cause, he or she will forfeit any portion of the award that remains restricted.
     Summary Compensation Table
     The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during the fiscal year ended December 31, 2009; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received total compensation in excess of $100,000 during such fiscal year. We refer to these individuals as our “Named Executive Officers.”

							Change in Pension
							Value and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred
			Bonus	Stock Awards	Option Awards	Compensation	Compensation	All Other
		Salary	(1)	(2)	(2)	(1)	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Ronald B. Raup	2009	$216,000	—	$16,175	$45,039	$120,960	—	$1,000	$399,174
Chief Executive Officer	2008	$200,000	—	—	—	$56,000	—	—	$256,000

Karen L. VanDerBosch	2009	$185,000	—	$10,008	$32,170	$77,700	—	—	$304,878
Secretary, Treasurer and Chief Financial Officer	2008	$165,000	—	$8,663	$125,999	$34,650	—	—	$325,649

(1)	The “Bonus” column is used by us to include only discretionary bonus payments apart from our non-equity incentive compensation plans. Payments under such incentive plans, including payments for achieving certain financial performance goals, are set forth in the “Non-Equity Incentive Plan Compensation” column. Payments under the 2008 Executive Compensation Plan have been made in 2009 for services and performance during 2008, and payments under the Executive Incentive Compensation Plan have been made in 2010 for services and performance during 2009.

(2)	Represents the grant date fair value of options awarded during the fiscal years ended December 31, 2009 and December 31, 2008, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, for outstanding performance-based share or unit grants (“Stock Awards” column) and option awards (“Option Awards” column) under the 2003 Equity Incentive Plan, as amended with shareholder approval in 2006 and 2008 (the “2003 Plan”). The assumptions used to determine the valuation of the 2009 awards are discussed in Note 5 to our consolidated financial statements. See the table entitled “Outstanding Equity Awards at 2009 Fiscal Year End” and the narrative discussion entitled “Material Terms of Option Grants” and “Material Terms of Restricted Stock Awards” for further information regarding option awards and stock awards. The assumptions used to determine the valuation of the 2008 awards are discussed in Note 5 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Outstanding Equity Awards at 2009 Fiscal Year End

									Stock Awards		Equity Incentive
										Equity Incentive	Plan Awards:
										Plan Awards:	Market or
				Option Awards					Market	Number of	Payout Value
				Equity Incentive					Value of	Unearned Shares,	of Unearned
				Plan Awards: Number			Number of		Shares of	Units or	Shares, Units
	Number of	Number of		of Securities			Shares or		Units of	Other	or other
	Securities	Securities		Underlying			Units of		Stock that	Rights that	Rights that
	Underlying	Underlying		Unexercised	Option Exercise	Option Expiration	Stock that		Have not	have not	have not
	Unexercised Options	Unexercised Options		Unearned Options	Price	Date	have not Vested		Vested(9)	Vested	Vested
Name	(#) Exercisable	(#) Unexercisable		(#)	($)		(#)		($)	(#)	($)
Ronald B. Raup	2,664	0	(1)	—	$4.90	2/1/2012	5,392	(7)	$22,215
	24,000	0	(1)	—	$3.75	9/15/2015
	63,750	21,250	(2)	—	$6.00	12/31/2010
	5,244	15,756	(3)	—	$3.50	1/7/2016
Karen L. VanDerBosch	23,125	6,875	(4)	—	$6.14	12/7/2013	3,336	(8)	$13,744
	9,984	10,016	(5)	—	$10.15	1/2/2015
	3,744	11,256	(5)	—	$3.50	1/7/2016

(1)	Options are fully vested.

(2)	Options vest annually on December 31 for the first three years, and on the first day of each quarter during the fourth year.

(3)	Monthly vesting 437 options for 47 months and 461 for 1 month beginning January 31, 2009.

(4)	Monthly vesting 625 options for 48 months beginning December 31, 2006.

(5)	Monthly vesting 416 options for 47 months and 448 for 1 month beginning January 31, 2008.

(6)	Monthly vesting 312 options for 47 months and 336 for 1 month beginning January 31, 2009.

(7)	On March 2, 2009, Mr. Raup was awarded 7,189 shares of restricted stock under the 2008 Executive Compensation Plan for exceeding the target level of operating margins for the 2008 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 2, 2009, and ending on March 2, 2012, provided that Mr. Raup does not voluntarily terminate his employment without good reason and is not terminated for cause.

(8)	On March 2, 2009, Ms. VanDerBosch was awarded 4,448 shares of restricted stock under the 2008 Executive Compensation Plan for exceeding the target level of operating margins for the 2008 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 2, 2009, and ending on March 2, 2012, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

(9)	The amounts reflect the value based on the closing price of our Common Stock on December 31, 2009 of $4.12.

Director Compensation
     In 2009, each director was compensated in accordance with the MakeMusic, Inc. Board Compensation Plan adopted on February 15, 2007, amended on January 31, 2008 and further amended on January 28, 2009 (the “Board Compensation Plan”). Each non-employee director who was serving at the beginning of fiscal 2009 received $5,000 per calendar quarter for Board membership and $2,500 per calendar quarter for serving as the board or committee chairperson. Each eligible director also received an annual non-qualified stock option grant to purchase 4,000 shares of MakeMusic’s common stock, with an exercise price equal to the fair market value of common stock on the date of the grant. An eligible director is defined as a non-employee member of the Board who is not (i) otherwise compensated by MakeMusic or (ii) a representative of a shareholder who beneficially owns 5% or more of our common stock. The options were issued under the 2003 Equity Incentive Plan, have a four-year term and vested ratably over twelve months. In the event a director’s service terminated for any reason or if the director was no longer an eligible director, vesting of the option would have ceased with the director having the right to exercise any vested shares through the remaining term of the option.
     In accordance with the Board Compensation Plan, on January 4, 2010, the Board granted each of Keith Fenhaus, Bob Morrison, Graham Richmond, Michael Skinner, and Michael Cahr, who were MakeMusic’s eligible directors at that time, a four-year non-qualified option to purchase 4,000 shares at $4.58 per share, which option vested monthly between the date of grant and December 31, 2010.
Director Compensation Table
     The following table sets forth certain information regarding compensation paid to and earned by the non-employee directors who served on MakeMusic’s Board of Directors during the 2009 fiscal year.

					Change in Pension
					Value and
					Nonqualified
	Fees Earned or Paid			Non-Equity	Deferred
	in		Option	Incentive Plan	Compensation	All Other
	Cash(1)	Stock Awards	Awards(2)	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)

Michael Cahr	$20,000	—	$5,363	—	—	—		$25,363
Keith Fenhaus	$30,000	—	$5,363	—	—	—		$35,363
Jeffrey Koch	—	—	—	—	—	$60,956	(3)	$60,956
Robert Morrison	$30,000	—	$5,363	—	—	—		$35,363
Graham Richmond	$30,000	—	$5,363	—	—	—		$35,363
Michael Skinner	$30,000	—	$5,363	—	—	—		$35,363

(1)	All directors received the amount of cash compensation to which they were entitled under the Board Compensation Plan, as described in the paragraphs directly preceding this Director Compensation Table in the section entitled “Director Compensation.” In lieu of director fees, Jeffrey Koch provided consulting services to MakeMusic during 2009 and was compensated in that capacity.

(2)	Represents the grant date fair value of options awarded during the fiscal year ended December 31, 2009, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. The assumptions used to determine the valuation of the awards are discussed in Note 5 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. At fiscal year end the aggregate number of option awards outstanding for each non-employee director then serving as a director was as follows: Jeffrey Koch, 0; Michael Cahr, 8,000, Keith Fenhaus, 11,333; Robert Morrison, 14,000; Graham Richmond, 18,000; and Michael Skinner, 16,000.

(3)	Jeffrey Koch was paid a fee for consulting services provided to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
     The following table provides information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 5, 2010. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address	Number of Shares		Percent
of Beneficial Owner	Beneficially Owned		of Class
LaunchEquity Partners, LLC — Designated Series Education Partners	1,362,829	(1)	28.6%
4230 N Oakland Ave #317 Shorewood, WI 53211-2042

(1)	Represents shares held by LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners, a designated series of a Delaware series limited liability company (“LEAP”), as set forth in the most recent Schedule 13D/A filed by LaunchEquity Partners, LLC with the Securities and Exchange Commission on March 5, 2010. LEAP is solely managed by LaunchEquity Partners, LLC, an Arizona limited liability company, the managing members of which are Andrew C. Stephens and Jane Kim. LaunchEquity Partners, LLC and its managing members, have voting and dispositive power over all the shares held by LEAP.
MANAGEMENT SHAREHOLDINGS
     The following table sets forth the number of shares of Common Stock beneficially owned as of March 5, 2010, by each of our Named Executive Officers, by each director and by all directors and executive officers as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial	Number of Shares		Percent
Owner or Identity of Group	Beneficially Owned		of Class(1)
Ronald B. Raup	124,704	(2)	2.6%
Karen L. VanDerBosch	49,212	(3)	1.0%
Jeffrey A. Koch	64,919	(4)	1.4%
Michael E. Cahr	32,710	(5)	*
Trevor A. D’Souza	0		*
Keith A. Fenhaus	12,665	(6)	*
Robert B. Morrison	11,332	(6)	*
Graham Richmond	15,332	(6)	*
Michael Skinner	13,331	(6)	*
Andrew C. Stephens	1,362,829	(7)	28.6%

All current executive officers and directors as a group (8 persons)	1,687,034	(8)	33.9%

*	Less than 1%

(1)	Based on 4,759,391 shares of Common Stock issued and outstanding as of March 5, 2010. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 5, 2010, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)	Includes 10,580 shares which are owned outright and 110,529 shares that may be purchased upon exercise of options that are exercisable as of March 5, 2010 or within 60 days of such date.

(3)	Includes 2,224 shares which are owned outright and 44,764 shares that may be purchased upon exercise of options that are exercisable as of March 5, 2010 or within 60 days of such date.

(4)	Represents shares held by The Koch Family Trust (the “Trust”). Mr. Koch is trustee of the Trust and thus has voting and dispositive power over all the shares held by the Trust. Mr. Koch disclaims beneficial ownership of the shares in the Trust except to the extent of his pecuniary interest therein.

(5)	Includes 27,378 shares which are owned outright and 5,332 shares that may be purchased upon exercise of options that are exercisable as of March 5, 2010 or within 60 days of such date.

(6)	Represents shares that may be purchased upon exercise of options that are exercisable as of March 5, 2010 or within 60 days of such date.

(7)	Represents 1,362,829 shares held by LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners. Mr. Stephens has shared voting and investment power with respect to such shares. See footnote (1) to preceding table.

(8)	Includes 213,285 shares that may be purchased by all officers and directors as a group upon exercise of options exercisable as of March 5, 2010 or within 60 days of such date.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information concerning our equity compensation plans as of December 31, 2009:

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options	options	column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,755	$5.09	586,047
Total	445,755	$5.09	586,047

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     There were no related party transactions in 2009 or 2008.
Director Independence
     The Board has determined that currently and at all times during the year ended December 31, 2009, a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, and the Board’s determination is based on its belief that none of the independent directors have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The current independent directors are Michael Cahr, Trevor D’Souza, Keith Fenhaus, Jeffrey Koch, Robert Morrison, Graham Richmond, Michael Skinner and Andrew Stephens. In determining the independence of Mr. Morison and Mr. Koch, the board has considered the paid consulting services that Mr. Koch provided through April 2009 and that Mr. Morrison may from time to time provide. In determining the independence of Mr. D’Souza, Mr. Koch and Mr. Stephens, the Board considered the LauchEquity Agreement and the share ownership of LauchEquity. Mr. Raup is precluded from being considered independent since he currently serves as an executive officer of MakeMusic.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The following table sets forth the approximate fees billed by our principal accountant in 2008 and 2009:

	McGladrey & Pullen, LLP
	2008	2009
Audit Fees	$232,000	$202,000
Audit-Related Fees	—	—
Tax Fees	18,000	78,000
All Other Fees	—	—

	$250,000	$280,000
     Audit Fees are for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q and attendance at Audit Committee meetings and review of documents filed with the SEC.
     Tax Fees include fees for services provided in connection with preparation of federal and state tax returns, and tax consulting projects.
     Our Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining the independence of McGladrey & Pullen, LLP and has determined that such services are compatible with maintaining their independence.
Pre-Approval of Audit Fees
     The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for MakeMusic by its independent auditors or any other auditing or accounting firm. Unless a particular service has received general pre-approval by the Audit Committee, each service provided must be specifically pre-approved. Any proposed services exceeding pre-approved cost levels will also require specific pre-approval by the Audit Committee.
     Pursuant to its pre-approval policy, the Audit Committee has pre-approved certain non-audit services, including certain tax services. All of the non-audit services rendered by McGladrey & Pullen, LLP during 2009 were pre-approved in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of McGladrey & Pullen LLP on Financial Statements as of and for the periods ended December 31, 2009 and December 31, 2008

Balance Sheets as of December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008

Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Financial Statements

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

MakeMusic, Inc.
Dated: March 5, 2010	By:	/s/ Ronald B. Raup
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

Signature and Title	Date

/s/ Ronald B. Raup	March 5, 2010
Ronald B. Raup, Chief Executive Officer and Director

/s/ Karen L. VanDerBosch	March 5, 2010
Karen L. VanDerBosch, Chief Financial Officer

/s/ Jeffrey A. Koch	March 5, 2010
Jeffrey A. Koch, Chairman of the Board, Director

/s/ Michael E. Cahr	March 5, 2010
Michael E. Cahr, Director

March 5, 2010
Trevor A. D’Souza, Director

/s/ Keith A. Fenhaus	March 5, 2010
Keith A. Fenhaus, Director

/s/ Robert Morrison	March 5, 2010
Robert Morrison, Director

/s/ Graham Richmond	March 5, 2010
Graham Richmond, Director

/s/ Michael R. Skinner	March 5, 2010
Michael R. Skinner, Director

/s/ Andrew C. Stephens	March 5, 2010
Andrew C. Stephens, Director

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-K FOR 2009 FISCAL YEAR

Exhibit
Number	Description
3.1	Restated Articles of Incorporation as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

3.2	Bylaws as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 10, 2007

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. — incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2007

10.1*	MakeMusic 2003 Equity Incentive Plan, as amended through November 24, 2008 — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.2*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.3*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.4*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.5*	Form of Restricted Stock Unit Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.6*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008 and as further amended January 28, 2009 — incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.7*	Employment Agreement dated May 8, 2009 between the Registrant and Ronald B. Raup — incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.8*	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch — incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.9*	Amendment No. 1 to Employment Agreement between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008

10.10*	Separation Agreement effective December 31, 2008 between the Registrant and John W. Paulson — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.11*	2009 Executive Compensation Plan — incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.12	Agreement dated March 2, 2010 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners — incorporated by reference to Exhibit 10.1 to the Registratnt’s 8-K filed March 3, 2010

Exhibit
Number	Description
23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.