Form 10-Q
period 2010-03-31
MAKEMUSIC, INC.
filed 2010-05-07
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2010 there were 4,815,803 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,076	$8,943
Accounts receivable (net of allowance of $38 and $33 in 2010 and 2009, respectively)	1,375	1,277
Inventories	287	386
Deferred income taxes, net	1,587	1,587
Prepaid expenses and other current assets	401	294

Total current assets	11,726	12,487

Property and equipment, net	512	533
Capitalized software products, net	2,583	2,645
Goodwill	3,630	3,630
Long term deferred income taxes, net	1,075	977
Other non-current assets	5	6

Total assets	$19,531	$20,278

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	62	$61
Accounts payable	444	726
Accrued compensation	737	1,167
Other accrued liabilities	305	297
Post contract support	132	132
Reserve for product returns	534	414
Deferred revenue	2,724	2,913

Total current liabilities	4,938	5,710

Capital lease obligations, net of current portion	14	30
Other long term liabilities	—	8

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,815,324 and 4,756,891 in 2010 and 2009, respectively	48	48
Additional paid-in capital	66,146	65,980
Accumulated deficit	(51,615)	(51,498)

Total shareholders’ equity	14,579	14,530

Total liabilities and shareholders’ equity	$19,531	$20,278

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months
	Ended March 31,
	2010	2009
Notation revenue	$2,568	$2,617
SmartMusic revenue	1,432	1,225

NET REVENUE	4,000	3,842

COST OF REVENUES	651	557

GROSS PROFIT	3,349	3,285

OPERATING EXPENSES:
Development expenses	1,322	1,279
Selling and marketing expenses	1,199	1,131
General and administrative expenses	1,038	1,032

Total operating expenses	3,559	3,442

LOSS FROM OPERATIONS	(210)	(157)

Other, net	26	14

Net loss before income tax	(184)	(143)

Income tax expense (benefit)	(67)	2

Net loss	($117)	($145)

Loss per common share:
Basic and diluted	($0.02)	($0.03)

Weighted average common shares outstanding:
Basic and diluted	4,768,095	4,644,410
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months
	Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	($117)	($145)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	256	237
Deferred income taxes, net	(98)	—
Share based compensation	160	158
Net changes in operating assets and liabilities:
Accounts receivable	(98)	(120)
Inventories	99	39
Prepaid expenses and other current assets	(107)	(75)
Accounts payable	(282)	78
Accrued liabilities and product returns	(310)	(178)
Deferred revenue	(188)	(161)

Net cash used by operating activities	(685)	(167)

Cash flows from investing activities
Purchases of property and equipment	(68)	(126)
Capitalized development and other intangibles	(105)	(173)

Net cash used in investing activities	(173)	(299)

Cash flows from financing activities
Payments on capital leases	(15)	(15)
Proceeds from exercise of options	6	0

Net cash used in financing activities	(9)	(15)

Net decrease in cash and cash equivalents	(867)	(481)
Cash and cash equivalents, beginning of period	8,943	6,592

Cash and cash equivalents, end of period	$8,076	$6,111

Supplemental disclosure of cash flow information
Interest paid	$2	$3
Income taxes paid	97	2
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three-month periods ended March 31, 2010 and 2009 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

As of December 31, 2009, we had U.S. net operating loss (“NOL”) carry-forwards of approximately $17,824,000, Minnesota net operating loss carry-forwards of $6,392,000, and research and development tax credits of $1,069,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of March 31, 2010 we have maintained a valuation allowance of $5,690,000. As of March 31, 2009, we had established a valuation allowance offsetting all of our deferred tax assets. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,009,000 would have to be established for uncertain tax positions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recorded a benefit for income taxes of $98,000 for the three months ended March 31, 2010. We did not record a benefit for income taxes for the three months ended March 31, 2009.

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

As of March 31, 2010 and March 31, 2009, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2010 are 2005-2009.

Note 4	Stock-Based Compensation. The MakeMusic, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as amended, reserves a total of 1,500,000 shares of our common stock for issuance under stock options, restricted stock, performance awards and stock appreciation rights. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements on Form 10-K for the fiscal year ended December 31, 2009 for additional information related to our stock-based compensation plans.

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2010 and 2009, we recognized $108,000 and $106,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2010	2009
Black-Scholes Model:
Risk-free interest rate	1.98%	1.06%
Expected life, in years	4.4	4.1
Expected volatility	79.30%	75.40%
Dividend yield	0.00%	0.00%

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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the three months ended March 31, 2010:

				Weighted
				Average	Weighted
	Shares			Option	Average
	Reserved for	2003 Plan	Plan Option	Exercise	Remaining
	Future Grant	Restricted Shares	Shares	Price	Contract Life
At December 31, 2009	586,047	24,116	445,755	$5.09

Authorized	—	—	—

Granted	(234,433)	55,933	178,500	$4.60
Expired	—	—	—
Exercised	—	—	(2,500)	$2.35

At March 31, 2010	351,614	80,049	621,755	$4.96	3.8 Years

Outstanding Exercisable at March 31, 2010			311,755	$5.12	1.9 Years

At March 31, 2010 the aggregate intrinsic value of options outstanding was $752,000, and the aggregate intrinsic value of options exercisable was $396,000.

At March 31, 2010 there was $558,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2010 there was $200,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.

Note 5	Segment Reporting.

MakeMusic reports results of operations by two unique reportable segments, Notation and SmartMusic.

The Notation segment includes the design, development and sales and marketing of music notation software in the Finale family of products.

The SmartMusic segment includes the design, development, amortization of capitalized song title development and sales and marketing of the subscription-based SmartMusic product line and related accessories.

The remaining activities are included in “Other.” These are unallocated expenses which include costs related to general and administrative and business systems functions that are not directly attributable to a particular segment. Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items.

Segment assets or other balance sheet information are not prepared or presented to management. Therefore, information relating to segment assets is not presented.

     The following table presents results of operations by reportable segment:

	For the 3 Months Ended March 31, 2010				For the 3 Months Ended March 31, 2009
		(In thousands)				(In thousands)
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,568	$1,432	$0	$4,000	$2,617	$1,225	$0	$3,842

COST OF REVENUES	214	437	0	651	182	375	0	557

GROSS PROFIT	2,354	995	0	3,349	2,435	850	0	3,285
Percentage of Net Revenue	92%	69%	0%	84%	93%	69%	0%	86%

OPERATING EXPENSES:
Development expenses	536	533	253	1,322	488	482	309	1,279
Selling and marketing expenses	503	459	237	1,199	481	457	193	1,131
General and administrative expenses	18	17	1003	1,038	19	15	998	1,032

Total Operating Expenses	1,057	1,009	1,493	3,559	988	954	1,500	3,442

Income/(Loss) from Operations	1,297	(14)	(1,493)	(210)	1,447	(104)	(1,500)	(157)

Other Income/(Expense)	0	0	93	93	0	0	12	12

NET INCOME/(LOSS)	$1,297	($14)	($1,400)	($117)	$1,447	($104)	($1,488)	($145)

Note 6	Goodwill.
In 2009, as a result of the reorganization of its internal reporting structure, MakeMusic has two reporting units. Accordingly, effective January 1, 2009, MakeMusic assigned all goodwill ($3.63 million) to the Notation reporting unit.
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
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice, and Finale® music notation software. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products provides a solid base business base and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns. Music notation software is a niche business with limited growth opportunity since only a small percentage of musicians ever notate music.
     The first quarter of 2010 resulted in continued sales growth for SmartMusic, comparable sales for Finale products and overall, a 4% increase over first quarter 2009 net revenue. Gross margin percentages decreased to 84% in the first quarter of 2010 compared to 86% in the first quarter of 2009, due to a larger percentage of our total sales coming from SmartMusic. SmartMusic provides lower gross margins than our notation products due to the amortization of software and repertoire development, royalty payments to publishers and accessory sales. Operating expenses increased 3% in the first quarter of 2010, primarily due to increased sales and marketing expenses as a result of increased staffing to accelerate our strategic sales and marketing initiatives. As a result of the factors mentioned, net loss in the first quarter of 2010 was $117,000, compared to a net loss of $145,000 for the same period last year.
     We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of method books, thousands of titles and skill-development exercises and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.
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
     SmartMusic Gradebook™ is a web-based grade book that is included with each teacher subscription designed to manage student assignments, grades and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the viable means for measuring student achievement.
     Our sales staff focuses on direct school district sales activities aimed at the 17,000 schools who match our ideal demographic profile. We sell site licenses that provide discounts for volume purchases. As of March 31, 2010 we had executed 356 site licenses, compared to 208 site licenses as of March 31, 2009.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (Gradebook teachers). As of March 31, 2010, we reported 1,156 Gradebook teachers compared to 829 Gradebook teachers as of March 31, 2009.
     The following table illustrates our quarterly SmartMusic metrics:

	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10
Total Subscriptions	110,318	111,059	122,577	133,782	139,363
Educator Accounts	9,091	8,616	9,003	9,269	9,368
Educators who have issued assignments*	1,874	1,994	1,178	1,857	2,340
Gradebook Teachers *	829	874	453	886	1,156
Site Licenses	208	203	236	322	356
Site License Educator Subscriptions	1,461	1,417	1,762	2,181	2,458

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 2,340, or 25%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 151,235 students receiving SmartMusic assignments. This is an increase of 36,324 students, or 32%, since December 31, 2009 and shows continued adoption of the SmartMusic model. The number of students receiving assignments exceeds the number of total subscriptions as students can use the SmartMusic software in school practice rooms.

     To accelerate the adoption of this target business model, we have initiated strategic sales and marketing initiatives including increasing the size of our sales force and marketing staff. In addition, our development efforts are focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. These product enhancements were included in SmartMusic 2010, which was released on July 28, 2009. As a result of the increased focus of our direct sales force and the product enhancements, site license educator subscriptions increased 68% from 1,461 at March 31, 2009 to 2,458 at March 31, 2010.
     During the third quarter of 2009, we engaged a third-party user interface design firm to assist in making the SmartMusic and Gradebook experience more intuitive, engaging, rewarding and social. We believe this will result in faster growth of new subscribers and improved retention rates. The enhancements will be included in our next product release scheduled for this summer. Additionally, we have introduced popular solo-literature in our SmartMusic repertoire that will be focused on student fun and making practice more enjoyable, and we anticipate releasing additional popular solo titles in the future. We believe this will help to improve student subscription renewals and create a more provocative value proposition for students and parents.
     The following table illustrates the net new SmartMusic subscription for each quarter during the year ended December 31, 2009 and for the quarter ended March 31, 2010:

							Quarterly
	Beginning		Renewed			Quarter End	Net New
Quarter End Date	Subscriptions	New Subscriptions	Subscriptions	Renewal Rate	Subscriptions Ended	Subscriptions	Subscriptions
3/31/2009	106,584	10,609	12,241	64%	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	72%	15,865	111,059	741
9/30/2009	111,059	24,456	29,585	70%	42,523	122,577	11,518
12/31/2009	122,577	20,122	26,402	75%	35,319	133,782	11,205
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
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
     We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2009. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years, we feel that we can continue to achieve positive operating cash flow for the next twelve months. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to the current economic conditions and concerns over school budgets, we have established contingency plans that will be implemented if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations
Comparison of the three-month period ended March 31, 2010 to the three-month period ended March 31, 2009
Net Revenue

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr (Decr)	% Change
Notation	$2,568	$2,617	($49)	-2%
SmartMusic	1,432	1,225	207	17%

Total	$4,000	$3,842	$158	4%

     Net revenue increased 4% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
     Notation revenue decreased by $49,000 to $2,568,000 when comparing the three-month periods ended March 31, 2010 and 2009. Notation revenue was generally comparable to the prior year and decreases during the quarter were due to reductions in our channel sales offset by stronger direct sales of our Finale Academic products and downloads.
     SmartMusic revenue for the quarter ended March 31, 2010, was $1,432,000, an increase of $207,000, or 17%, over the quarter ended March 31, 2009. The increase in revenue is due to the growth of total SmartMusic subscriptions, offset by a slight decrease in accessory revenue. SmartMusic subscriptions have increased due in part to the success of our site license program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of March 31, 2010, there were 356 site licenses for SmartMusic. SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended March 31, 2010 was $1,130,000, an increase of $219,000, or 24%, over the three-month period ended March 31, 2009. This increase is due to the increase in the total number of subscriptions. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,633,000 as of March 31, 2010, an increase of $555,000, or 27%, over the balance at March 31, 2009 and a decrease of $200,000, or 7%, compared to the balance of $2,833,000 at December 31, 2009. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 9,368 schools have purchased SmartMusic, an increase of 3% over the 9,091 schools that had purchased it as of March 31, 2009. Total SmartMusic subscriptions as of March 31, 2010 number 139,363, representing a net gain of 29,045, or 26% over the March 31, 2009 subscription count of 110,318.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). As of March 31, 2010, we had 1,156 SmartMusic Gradebook teachers compared to 829 Gradebook teachers at March 31, 2009. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended March 31, 2010 was $173,000, which was a decrease of $3,000, or 2%, from the revenue of $176,000 for SmartMusic accessories in the quarter ended March 31, 2009. This slight decline is primarily due to a decrease in the sales of foot pedals and microphone adaptors.

Gross Profit

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr (Decr)%
Notation	$2,354	$2,435	($81)	-3%
SmartMusic	995	850	145	17%

Total	$3,349	$3,285	$64	2%

     Gross profit in the quarter ended March 31, 2010 increased by $64,000, to $3,349,000, compared to the quarter ended March 31, 2009. Gross profit for notation decreased for the three months ended March 31, 2010 due to the slight decrease in notation revenue and lower margins on a translated version of a Finale site license order that shipped in the first quarter of 2010. There was no comparable sale in the first quarter of 2009. The increase in SmartMusic gross profit for the three months ended March 31, 2010 is a result of the increase in SmartMusic revenue offset by higher repertoire development amortization as a result of our increased repertoire offered in SmartMusic. Repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 12% for the current quarter as compared to 10% for the same quarter last year. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margin as a percentage of sales was 84% for the three months ended March 31, 2010 and 86% for the three months ended March 31, 2009.
Development expense

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr (Decr)	% Change
Notation	$536	$488	$48	10%
SmartMusic	533	482	51	11%
Other	253	309	(56)	-18%

Total	$1,322	$1,279	$43	3%

     Development expenses increased 3% to $1,322,000, from $1,279,000, when comparing the three months ended March 31, 2010 and 2009. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Development expenses increased primarily due to contractor labor to support the enhanced SmartMusic Gradebook functionality in the upcoming summer release of SmartMusic 2011 and an increase of non-capitalized SmartMusic repertoire development. During the quarter ended March 31, 2010, 48 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 177 new titles in the quarter ended March 31, 2009.
Selling and marketing expense

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr	% Change
Notation	$503	$481	$22	5%
SmartMusic	459	457	2	0%
Other	237	193	44	23%

Total	$1,199	$1,131	$68	6%

     Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 6% to $1,199,000 in the quarter ended March 31, 2010 compared to $1,131,000 for the quarter ended March 31, 2009. The increase in expenses is primarily due to increased personnel relating to our strategic sales and marketing initiates.

General and administrative expense

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr (Decr)	% Change
Notation	$18	$19	($1)	-5%
SmartMusic	17	15	2	13%
Other	1,003	998	5	1%

Total	$1,038	$1,032	$6	1%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased slightly by 1% to $1,038,000 during the first quarter of 2010 compared to $1,032,000 for the same period of 2009. General and administrative costs increased primarily as a result of increases in legal expenses offset by a decrease in consulting expenses.
Loss from operations

		3 Months Ended March 31,
		($ in thousands)
	2010	2009	Incr (Decr)	% Change
Notation	$1,297	$1,447	($150)	-10%
SmartMusic	(14)	(104)	90	87%
Other	(1,493)	(1,500)	7	0%

Total	($210)	($157)	($53)	34%

     Net loss from operations increased by $53,000 to $210,000 for the three months ended March 31, 2010 compared to $157,000 in the three months ended March 31, 2009. We maintained our operating performance in the first quarter due mainly to the continued performance of our SmartMusic product, offset in part by the increased development and sales and marketing costs noted above, when compared to the same period last year.
     The notation segment results for the first quarter of 2010 reflects a 10% decrease in income from operations due to lower net revenue and increased development and selling and marketing expenses. SmartMusic loss from operations improved $90,000 due to increased SmartMusic revenue offset by increased operating expenses, primarily due to increased development expenses.
Net Loss
     Net loss in the first quarter of 2010 was $117,000, or $0.02 per basic and diluted share, compared to net loss of $145,000, or $0.03 per basic and diluted share, in the first quarter of 2009. The comparable net loss during the first quarter was due mainly to the same factors noted above.
Liquidity and capital resources
     Net cash used by operating activities was $685,000 for the quarter ended March 31, 2010, compared to $167,000 of cash used by operating activities in the quarter ended March 31, 2009. The increase in cash used in the first quarter of 2010 compared to the same period in 2009 is primarily due to increased working capital requirements. Working capital requirements increased due to the higher year-end 2009 accounts payable balance for prior year sales tax filings which were paid during the first quarter of 2010.
     Net cash used in investing activities was $173,000 for the quarter ended March 31, 2010, compared to $299,000 cash used in investing activities for the comparable quarter of 2009. The decrease is primarily due to the decrease of capitalization of software development, primarily for repertoire development. Our spending on repertoire development has declined due to reducing the overall number of titles being developed, shifting from band to orchestra titles that have fewer parts and are therefore less expensive, and moving engraving work in-house from external contractors.

     Net cash used by financing activities was $9,000 in the first quarter of 2010. This is the comparable to net cash used by financing activities in the first quarter of 2009.
     Cash and cash equivalents as of March 31, 2010 was $8,076,000 compared to $6,111,000 as of March 31, 2009. The increase in cash is due to our net income reported for the year ended December 31, 2009 and the increase in SmartMusic subscription revenue during the first quarter of 2010. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles.

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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our anticipated product release dates; our expectations regarding our target business model and future subscription growth for SmartMusic; our intent to expand SmartMusic repertoire, particularly with respect to solo literature; our plans relating to marketing and sales efforts; our belief that updates to the SmartMusic and Gradebook interface will result in subscription growth and higher retention rates; our expectation that amortization will increase; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our initiatives to improve the user interface of our products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered equity securities during the quarter ended March 31, 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
As previously disclosed, we named two new board of directors pursuant to an agreement dated March 2, 2010 with LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners. This agreement is attached as Exhibit 10.1 to our 8-K filed March 3, 2010 and is incorporated herein by reference.
As previously disclosed on March 2, 2009, the Compensation Committee of the Board of Directors adopted an Executive Incentive Compensation Plan (the “Executive Plan”). The Compensation Committee subsequently approved revisions to the Executive Plan on May 5, 2009. The Executive Plan is applicable to our Chief Executive Officer, Chief Financial Officer, certain other key employees and such other participants as the Compensation Committee may designate in the future. Participants have the potential to earn cash, restricted stock and options.
On February 23, 2010, as previously disclosed, the Compensation Committee determined that for 2010, the performance targets are free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions, with a maximum payout of $177,984 cash and $177,984 worth of restricted stock for our Chief Executive Officer and a maximum payout of $114,330 cash and $114,330 worth of restricted stock units for our Chief Financial Officer. The Executive Plan is attached and is incorporated herein by reference as Exhibit 10.2 to our 10-Q filed May 5, 2009.
Item 6. Exhibits
     See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKEMUSIC, INC.
Date: May 7, 2010	By:	/s/ Ronald Raup
Ronald Raup,
Chief Executive Officer (Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch,
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
Three months ended March 31, 2010

Exhibit No.	Description
10.1*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan, as amended March 15, 2010.

10.2	Agreement dated March 2, 2010 among MakeMusic, Inc., Launch Equity Partners, LLC and Launch Equity Acquisition Partners, LLC - Designated Series Education Partners- incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed March 3, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.