Form 10-Q
period 2010-06-30
MAKEMUSIC, INC.
filed 2010-08-06
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2010 there were 4,857,503 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$7,986	$8,943
Accounts receivable (net of allowance of $32 and $33 in 2010 and 2009, respectively)	1,189	1,277
Inventories	282	386
Deferred income taxes, net	1,587	1,587
Prepaid expenses and other current assets	343	294

Total current assets	11,387	12,487

Property and equipment, net	432	533
Capitalized software products, net	2,537	2,645
Goodwill	3,630	3,630
Long term deferred income taxes, net	1,125	977
Other non-current assets	4	6

Total assets	$19,115	$20,278

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	54	$61
Accounts payable	316	726
Accrued compensation	1,004	1,167
Other accrued liabilities	208	297
Post contract support	132	132
Reserve for product returns	465	414
Deferred revenue	2,191	2,913

Total current liabilities	4,370	5,710

Capital lease obligations, net of current portion	7	30
Other long term liabilities	0	8

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,857,503 and 4,756,891 in 2010 and 2009, respectively	49	48
Additional paid-in capital	66,352	65,980
Accumulated deficit	(51,663)	(51,498)

Total shareholders’ equity	14,738	14,530

Total liabilities and shareholders’ equity	$19,115	$20,278

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Notation revenue	$2,462	$2,393	$5,030	$5,009

SmartMusic revenue	1,315	1,081	2,747	2,306

NET REVENUE	3,777	3,474	7,777	7,315

COST OF REVENUES	571	475	1,222	1,031

GROSS PROFIT	3,206	2,999	6,555	6,284

OPERATING EXPENSES:
Development expenses	1,402	1,229	2,724	2,508
Selling and marketing expenses	1,035	1,019	2,234	2,150
General and administrative expenses	877	860	1,916	1,892

Total operating expenses	3,314	3,108	6,874	6,550

LOSS FROM OPERATIONS	(108)	(109)	(319)	(266)

Other, net	13	18	40	32

Net loss before income tax	(95)	(91)	(279)	(234)

Income tax (benefit) expense	(47)	0	(114)	2

Net Loss	$(48)	$(91)	$(165)	$(236)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	4,818,295	4,661,923	4,793,334	4,653,215
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	6 Months
	Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(165)	$(236)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	508	464
Deferred income taxes, net	(148)	—
Share based compensation	270	185
Net changes in operating assets and liabilities:
Accounts receivable	88	240
Inventories	104	(41)
Prepaid expenses and other current assets	(49)	(27)
Accounts payable	(410)	(32)
Accrued liabilities and product returns	(209)	0
Deferred revenue	(722)	(534)

Net cash (used in) provided by operating activities	(733)	19

Cash flows from investing activities
Purchases of property and equipment	(72)	(175)
Capitalized development	(224)	(327)

Net cash used in investing activities	(296)	(502)

Cash flows from financing activities
Payments on capital leases	(30)	(13)
Proceeds from exercise of options	102	0

Net cash (used in) provided by financing activities	72	(13)

Net decrease in cash and cash equivalents	(957)	(496)
Cash and cash equivalents, beginning of period	8,943	6,592

Cash and cash equivalents, end of period	$7,986	$6,096

Supplemental disclosure of cash flow information
Interest paid	$4	$5
Income taxes paid	99	2
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K. Unless otherwise specified, as used in this report, the terms “we,” “us,” “our,” “MakeMusic” and the “Company” refer to MakeMusic, Inc., a Minnesota corporation.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three and six-month periods ended June 30, 2010 and 2009 because the effect is anti-dilutive.

Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

As of December 31, 2009, we had U.S. net operating loss (“NOL”) carry-forwards of approximately $17,824,000, Minnesota net operating loss carry-forwards of $6,392,000, and research and development tax credits of $1,069,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of June 30, 2010 we have maintained a valuation allowance of $5,690,000. As of June 30, 2009, a valuation allowance offset all of our deferred tax assets. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,009,000 would have to be established for uncertain tax positions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recorded a benefit for income taxes of $50,000 and $148,000, respectively, for the three and six-month periods ended June 30, 2010. We did not record a benefit for income taxes for the comparable periods in 2009.

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

As of June 30, 2010 and June 30, 2009, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by Federal and major state agencies as of June 30, 2010 are 2005-2009.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2010 and 2009, we recognized $109,000 and $27,000, respectively, and for the six months ended June 30, 2010 and 2009, we recognized $217,000 and $185,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2010	2009
Black-Scholes Model:
Risk-free interest rate	1.98%	1.0%
Expected life, in years	4.4	4.1
Expected volatility	79.30%	75.40%
Dividend yield	0.00%	0.00%
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

Equity Award Activity
The following table represents stock option and restricted stock activity under the 2003 Plan for the six months ended June 30, 2010:

				Weighted Average	Weighted Average
	Shares Reserved	2003 Plan		Option Exercise	Remaining Contract
	for Future Grant	Restricted Shares	Plan Option Shares	Price	Life
At December 31, 2009	586,047	24,116	445,755	$5.09

Authorized	—	—	—
Granted	(234,433)	55,933	178,500	$4.60
Expired	—	—	—
Exercised	—	—	(44,679)	$2.29

At June 30, 2010	351,614	80,049	579,576	$5.15	3.8 Years

Outstanding Exercisable at June 30, 2010			269,576	$5.56	1.9 Years

At June 30, 2010 the aggregate intrinsic value of options outstanding was $488,000, and the aggregate intrinsic value of options exercisable was $217,000.

At June 30, 2010, there was $465,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 2.0 years. At June 30, 2010, there was $179,000 of unrecognized compensation cost related to the issuance of restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.

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

     The following table presents results of operations by reportable segment:

	For the 3 Months Ended June 30, 2010				For the 6 Months Ended June 30, 2010
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,462	$1,315	$0	$3,777	$5,030	$2,747	$0	$7,777

COST OF REVENUES	210	361	0	571	424	798	0	1,222

GROSS PROFIT	2,252	954	0	3,206	4,606	1,949	0	6,555
Percentage of Net Revenue	91%	73%	0%	85%	92%	71%	0%	84%

OPERATING EXPENSES:
Development expenses	620	517	265	1,402	1,156	1,050	518	2,724
Selling and marketing expenses	424	367	244	1,035	927	826	481	2,234
General and administrative expenses	28	9	840	877	46	26	1,844	1,916

Total Operating Expenses	1,072	893	1,349	3,314	2,129	1,902	2,843	6,874

Income/(Loss) from Operations	1,180	61	(1,349)	(108)	2,477	47	(2,843)	(319)

Other Income, net	0	0	60	60	0	0	154	154

NET INCOME/(LOSS)	$1,180	$61	$(1,289)	$(48)	$2,477	$47	$(2,689)	$(165)

	For the 3 Months Ended June 30, 2009				For the 6 Months Ended June 30, 2009
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,393	$1,081	$0	$3,474	$5,009	$2,306	$0	$7,315

COST OF REVENUES	196	279	0	475	377	654	0	1,031

GROSS PROFIT	2,197	802	0	2,999	4,632	1,652	0	6,284
Percentage of Net Revenue	92%	74%	0%	86%	92%	72%	0%	86%

OPERATING EXPENSES:
Development expenses	488	441	300	1,229	976	923	609	2,508
Selling and marketing expenses	455	350	214	1,019	937	806	407	2,150
General and administrative expenses	27	9	824	860	45	25	1,822	1,892

Total Operating Expenses	970	800	1,338	3,108	1,958	1,754	2,838	6,550

Income/(Loss) from Operations	1,227	2	(1,338)	(109)	2,674	(102)	(2,838)	(266)

Other Income,net	0	0	18	18	0	0	30	30

NET INCOME/(LOSS)	$1,227	$2	$(1,320)	$(91)	$2,674	$(102)	$(2,808)	$(236)

Note 6	Goodwill.

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
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice, and Finale® music notation software. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to achieve continued revenue growth. The well-established Finale family of music notation software products provides a solid base business and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns. Music notation software is a niche business with limited growth opportunity since only a small percentage of musicians ever notate music.
     The first six months of 2010 resulted in continued sales growth for SmartMusic, comparable sales for Finale products and overall, we achieved a 6% increase over net revenue earned in the first six months of 2009. Gross margin percentages decreased slightly to 84% in the first six months of 2010 compared to 86% in the first six months of 2009, due to a larger percentage of our total sales coming from SmartMusic. SmartMusic provides lower gross margins than our notation products due to the amortization of software and repertoire development, royalty payments to publishers and accessory sales. Operating expenses increased 5% in the first six months of 2010, primarily due to increased contractor development costs, which were incurred to support our product upgrades, and sales and marketing expenses, which resulted from increased staffing to accelerate our strategic sales and marketing initiatives. As a result of the factors mentioned, net loss in the first six months of 2010 was $165,000, compared to a net loss of $236,000 for the same period last year.
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
     SmartMusic Gradebook™ is a web-based grade book that is included with each teacher subscription designed to manage student assignments, grades and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook, which provides teachers with the viable means for measuring student achievement.
     There are 55,000 schools in the U.S. with instrumental band or orchestra programs. Our sales staff focuses on school district sales activities aimed at the 17,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. As of June 30, 2010, we had executed 372 site agreements compared to 203 site agreements as of June 30, 2009.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (Gradebook teachers). As of June 30, 2010, we reported 1,172 Gradebook teachers compared to 874 Gradebook teachers as of June 30, 2009.
     The following table illustrates our quarterly SmartMusic metrics:

	June-09	Sept-09	Dec-09	Mar-10	June-10
Total Subscriptions	111,059	122,577	133,782	139,363	143,095
Educator Accounts	8,616	9,003	9,269	9,368	9,073
Educators who have issued assignments*	1,994	1,178	1,857	2,340	2,379
Gradebook Teachers *	874	453	886	1,156	1,172
Site Agreements	203	236	322	356	372
Site Agreement Educator Subscriptions	1,633	1,762	2,181	2,458	2,532

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 2,379, or 26%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 155,332 students receiving SmartMusic assignments. This is an increase of 40,421 students, or 35%, since December 31, 2009 and shows continued adoption of the SmartMusic model. The number of students receiving assignments exceeds the number of total subscriptions as students can use the SmartMusic software in school practice rooms.
     To accelerate the adoption of this target business model, we have initiated strategic sales and marketing initiatives, including increasing the size of our sales force and marketing staff in the first quarter of 2010. In addition, our development efforts are focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. As a result of the increased focus of our direct sales force and product enhancements, site agreement educator subscriptions increased 55%, from 1,633 at June 30, 2009, to 2,532 at June 30, 2010.
     During the third quarter of 2009, we engaged a third-party user interface design firm to assist in making the SmartMusic and Gradebook experience more intuitive, engaging, rewarding and social. We believe this will result in faster growth of new subscribers and improved retention rates. The enhancements will be included in our next product release, SmartMusic 2011, which is scheduled to occur in early August and before the back-to-school season. Additionally, we have introduced popular solo-literature in our SmartMusic repertoire that will be focused on student fun and making practice more enjoyable, and we anticipate releasing additional popular solo titles in the future. We believe this will help to improve student subscription renewals and create a more provocative value proposition for students and parents.

     The following table illustrates the net new SmartMusic subscription for each quarter during the year ended December 31, 2009 and for the quarters ended March 31, 2010 and June 30, 2010:

							Quarterly
	Beginning		Renewed			Quarter End	Net New
Quarter End Date	Subscriptions	New Subscriptions	Subscriptions	Renewal Rate	Subscriptions Ended	Subscriptions	Subscriptions
3/31/2009	106,584	10,609	12,241	64%	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	72%	15,865	111,059	741
9/30/2009	111,059	24,456	29,585	70%	42,523	122,577	11,518
12/31/2009	122,577	20,122	26,402	75%	35,319	133,782	11,205
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
6/30/2010	139,363	5,391	14,069	89%	15,728	143,095	3,732
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
     We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2009. With increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years, we believe that we can continue to achieve improved operating cash flow for the next twelve months. Our quarterly results will fluctuate as a result of the cyclicality of the education market. Due to the current economic conditions and concerns over school budgets, we have established contingency plans that will be implemented if certain revenue and cash flow objectives are not met, which we believe will be adequate to maintain positive cash flow.
     Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the six months ended June 30, 2010.

Results of Operations
Comparison of the three- and six-month periods ended June 30, 2010 to the three- and six-month periods ended June 30, 2009
Net Revenue ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$2,462	$2,393	$69	3%	$5,030	$5,009	$21	0%
SmartMusic	1,315	1,081	234	22%	2,747	2,306	441	19%

Total	$3,777	$3,474	$303	9%	$7,777	$7,315	$462	6%

     Net revenue increased 9% when comparing the three months ended June 30, 2010 and 2009 and increased 6% when comparing the six months ended June 30, 2010 and 2009.
     Notation revenue increased by $69,000, to $2,462,000, when comparing the three months ended June 30, 2010 and 2009 and increased $21,000, to $5,030,000, when comparing the six months ended June 30, 2010 and 2009. Notation revenue for the first six months of 2010 was generally comparable to the prior year and increases during the quarter were due to stronger direct sales of our Finale products and downloads, offset by reductions in our sales to our distribution partners. Our annual Finale upgrade occurred in early June in both years.
     SmartMusic revenue increased by $234,000, to $1,315,000, when comparing the three months ended June 30, 2010 and 2009 and increased $441,000, to $2,747,000, when comparing the six months ended June 30, 2010 and 2009. The increase in revenue for the three- and six-month periods is due to the growth of total SmartMusic subscriptions, offset by a slight decrease in accessory revenue. SmartMusic subscriptions have increased due in part to the success of our site agreement program, which encourages school district deployment of SmartMusic student subscriptions, and our direct sales force, which focuses on district level sales. As of June 30, 2010, there were 372 site agreements for SmartMusic. SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription, which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended June 30, 2010 was $1,176,000, an increase of $235,000, or 25%, over the same period in 2009. Total earned SmartMusic subscription revenue for the six-month period ended June 30, 2010 was $2,307,000, an increase of $454,000, or 25%, over the same period of 2009. This increase is due to the increase in the total number of subscriptions. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,096,000 as of June 30, 2010, an increase of $397,000, or 23%, over the balance at June 30, 2009 and a decrease of $737,000, or 26%, compared to the balance of $2,833,000 at December 31, 2009. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions, the remaining life of those subscriptions and the time of year.
     SmartMusic has shown sustained growth since its launch. As of June 30, 2010, 9,073 educator accounts have been purchased, an increase of 5% over the 8,616 educator accounts as of June 30, 2009. Total SmartMusic subscriptions as of June 30, 2010 number 143,095, representing a net gain of 32,036, or 29%, over the June 30, 2009 subscription count of 111,059.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). As of June 30, 2010, we had 1,172 SmartMusic Gradebook teachers compared to 874 Gradebook teachers at June 30, 2009. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, was $94,000 for the three months ended June 30, 2010, which was a decrease of $4,000, or 4%, from $98,000 of revenue attributable to SmartMusic accessories in the three months ended June 30, 2009. Revenue for the sales of accessories for the six months ended June 30, 2010 was $266,000, which was a decrease of $8,000, or 3%, from $274,000 of revenue attributable to the sale of SmartMusic accessories in the six months ended June 30, 2009. This slight decline during both periods is primarily due to a decrease in the sales of foot pedals and microphone adaptors.
Gross Profit ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$2,252	$2,197	$55	3%	$4,606	$4,632	($26)	-1%
SmartMusic	954	802	152	19%	1,949	1,652	297	18%

Total	$3,206	$2,999	$207	7%	$6,555	$6,284	$271	4%

     Gross profit for the three months ended June 30, 2010 increased by $207,000, to $3,206,000, compared to the three months ended June 30, 2009 and for the six months ended June 30, 2010, increased $271,000, to $6,555,000, compared to the six months ended June 30, 2009. Gross profit for notation increased for the three months ended June 30, 2010 due to the modest increase in notation revenue. Gross profit for notation decreased for the six months ended June 30, 2010 due to lower margins on a translated version of a Finale site license order that shipped in the first quarter of 2010. There was no comparable sale in the first quarter of 2009. The increase in SmartMusic gross profit for the three and six months ended June 30, 2010 resulted from the increase in SmartMusic revenue, offset by higher repertoire development amortization, which was due to an expansion of the repertoire offered in SmartMusic. Repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 12% for each of the six-month periods ended June 30, 2010 and 2009. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margins as a percentage of sales were 85% and 86%, respectively, for the three months ended June 30, 2010 and 2009 and 84% and 86%, respectively, for the six months ended June 30, 2010 and 2009.
Development expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$620	$488	$132	27%	$1,156	$975	$181	19%
SmartMusic	517	441	76	17%	1,050	923	127	14%
Other	265	300	(35)	-12%	518	609	(91)	-15%

Total	$1,402	$1,229	$173	14%	$2,724	$2,507	$217	9%

     Development expenses increased 14% to $1,402,000, from $1,229,000, when comparing the three months ended June 30, 2010 and 2009. Development expenses increased 9% to $2,724,000, from $2,507,000, when comparing the six months ended June 30, 2010 and 2009. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Other development expenses are unallocated expenses not directly attributable to a particular segment and include IT infrastructure and website support costs. Development expenses increased primarily due to contractor labor used to support the release of Finale 2011 and the upcoming release of SmartMusic 2011, which will include enhancements to SmartMusic Gradebook functionality, as well as an increase of non-capitalized SmartMusic repertoire development. During the six months ended June 30, 2010, 48 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 177 new titles in the six months ended June 30, 2009. There were no new titles released during the quarters ended June 30, 2010 and 2009. We are continuing to develop new titles and are holding them for release with SmartMusic 2011.

Selling and marketing expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$424	$455	($31)	-7%	$927	$937	($10)	-1%
SmartMusic	367	350	17	5%	826	806	20	2%
Other	244	214	30	14%	481	407	74	18%

Total	$1,035	$1,019	$16	2%	$2,234	$2,150	$84	4%

     Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Other selling and marketing expenses are unallocated expenses not directly attributable to a particular segment and include common tradeshow expenses and company-wide marketing initiatives. Sales and marketing expenses increased 2%, to $1,035,000, in the three months ended June 30, 2010, compared to $1,019,000 for the three months ended June 30, 2009. Selling and marketing expenses increased 4%, to $2,234,000, during the six months ended June 30, 2010, compared to $2,150,000 for the six months ended June 30, 2009. The increase in expenses is primarily due to increased personnel relating to our strategic sales and marketing initiatives.
General and administrative expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$28	$27	$1	4%	$46	$45	$1	2%
SmartMusic	9	9	0	0%	26	25	1	4%
Other	840	824	16	2%	1,844	1,822	22	1%

Total	$877	$860	$17	2%	$1,916	$1,892	$24	1%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt and other corporate expenses which are generally unallocated expenses not directly attributable to a particular segment.. General and administrative expenses increased by 2%, to $877,000, during the second quarter of 2010, compared to $860,000 for the same period of 2009. General and administrative expenses increased by 1% to $1,916,000 during the six months ended June 30, 2010, compared to $1,892,000 for the same period of 2009. General and administrative costs increased primarily due to increases in legal and professional fees, offset by a decrease in consulting expenses and sales tax payments.
Income/ (Loss) from operations ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$1,180	$1,227	($47)	-4%	$2,477	$2,674	($197)	-7%
SmartMusic	61	2	59	2950%	47	(102)	149	-146%
Other	(1,349)	(1,338)	(11)	1%	(2,843)	(2,838)	(5)	0%

Total	($108)	($109)	$1	-1%	($319)	($266)	($53)	20%

     Net loss from operations was comparable for the three months ended June 30, 2010 and 2009 and increased $53,000 when comparing the six months ended June 30, 2010 and 2009. When compared to the same period last year, we maintained our operating performance in the second quarter due mainly to the increased notation revenue and continued performance of our SmartMusic product, offset primarily by the increased development costs noted above. The slight decline in operating performance for the six months ended June 30, 2010 was primarily due to the overall increase in operating expenses noted above, when compared to the same period last year.

     The notation segment results for the three and six months ended June 30, 2010 reflect a decrease of $47,000 and $197,000, respectively, in income from operations, due primarily to increased development expenses. SmartMusic income/(loss) from operations improved $59,000 and $149,000, respectively, during the three and six months ended June 30, 2010 due to increased SmartMusic revenue, which was offset by increased operating expenses, related primarily to development.
Net Loss
     Net loss for the three months ended June 30, 2010 was $48,000, or $0.01 per basic and diluted share, compared to net loss of $91,000, or $0.02 per basic and diluted share, in the second quarter of 2009. Net loss for the six months ended June 30, 2010 was $165,000, or $0.03 per basic and diluted share, compared to net loss of $236,000, or $0.05 per basic and diluted share, in the same period of 2009. In addition to the operating factors noted above, the improvement of net loss for the three- and six-month periods ended June 30, 2010 are due to income tax benefits of $50,000 and $148,000, respectively. There were no income tax benefits recognized in the comparable periods of 2009.
Liquidity and Capital Resources
     Net cash used by operating activities was $733,000 for the six months ended June 30, 2010, compared to $19,000 of cash provided by operating activities in the six months ended June 30, 2009. The increase in cash used in the first six months of 2010 compared to the same period in 2009 was primarily due to increased working capital requirements. Working capital requirements increased due to the higher year-end 2009 accounts payable balance, of which $248,000 related to sales tax filings that were paid during the first six months of 2010.
     Net cash used in investing activities was $296,000 for the six months ended June 30, 2010, compared to $502,000 used in investing activities for the comparable period of 2009. The decrease was primarily due to the decrease of capitalization of software development, primarily for repertoire development. Our spending on repertoire development has declined as the overall number of titles being developed has been reduced and as we develop more orchestra titles that have fewer parts than band titles and are therefore less expensive. We are also benefiting from department efficiencies.
     Net cash provided by financing activities was $72,000 for the six months ended June 30, 2010, compared to $13,000 used in financing activities for the six months ended June 30, 2009. During the six months ended June 30, 2010, cash of $102,000 was received from proceeds of stock option exercises. There were no option exercises during the six months ended June 30, 2009.
     Cash and cash equivalents as of June 30, 2010 was $7,986,000 compared to $6,096,000 as of June 30, 2009. The increase in cash is primarily due to our net income reported for the year ended December 31, 2009 and the increase in SmartMusic subscription revenue during the first six months of 2010. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles.
     Management believes that our cash flow from operations and available cash and cash equivalents will be adequate to finance our operations for, at a minimum, the next 12 months.

Item 4. Controls and Procedures
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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our anticipated product release dates; our expectations regarding our target business model and future subscription growth for SmartMusic; our intent to expand SmartMusic repertoire, particularly with respect to solo literature; our plans relating to marketing and sales efforts; our belief that updates to the SmartMusic and Gradebook interface will result in subscription growth, higher retention rates and improved renewals; our expectation that amortization will increase; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our initiatives to improve the user interface of our products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          There were no sales of unregistered equity securities during the quarter ended June 30, 2010.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. (Removed and Reserved)
Item 5. Other Information
          None.
Item 6. Exhibits
          See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	MAKEMUSIC, INC.
	By:	/s/ Ronald Raup
Ronald Raup, Chief Executive Officer
(Principal Executive Officer)

	And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended June 30, 2010

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