Form 10-Q
period 2010-09-30
MAKEMUSIC, INC.
filed 2010-11-05
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2010 there were 4,885,003 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$9,813	$8,943
Accounts receivable (net of allowance of $35 and $33 in 2010 and 2009, respectively)	1,461	1,277
Inventories	348	386
Deferred income taxes, net	1,587	1,587
Prepaid expenses and other current assets	363	294

Total current assets	13,572	12,487

Property and equipment, net	372	533
Capitalized software products, net	2,511	2,645
Goodwill	3,630	3,630
Long term deferred income taxes, net	898	977
Other non-current assets	3	6

Total assets	$20,986	$20,278

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$40	$61
Accounts payable	636	726
Accrued compensation	1,157	1,167
Other accrued liabilities	212	297
Post contract support	132	132
Reserve for product returns	264	414
Deferred revenue	3,390	2,913

Total current liabilities	5,831	5,710

Capital lease obligations, net of current portion	4	30
Other long term liabilities	0	8

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000 Issued and outstanding shares — 4,885,003 and 4,756,891 in 2010 and 2009, respectively	49	48
Additional paid-in capital	66,524	65,980
Accumulated deficit	(51,422)	(51,498)

Total shareholders’ equity	15,151	14,530

Total liabilities and shareholders’ equity	$20,986	$20,278

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Notation revenue	$2,704	$2,822	$7,734	$7,831
SmartMusic revenue	1,825	1,524	4,572	3,830

NET REVENUE	4,529	4,346	12,306	11,661

COST OF REVENUES	778	729	2,000	1,760

GROSS PROFIT	3,751	3,617	10,306	9,901
	83%	83%	84%	85%
OPERATING EXPENSES:
Development expenses	1,336	1,220	4,060	3,728
Selling and marketing expenses	1,225	1,024	3,459	3,174
General and administrative expenses	769	814	2,685	2,706

Total operating expenses	3,330	3,058	10,204	9,608

INCOME FROM OPERATIONS	421	559	102	293

Other, net	16	23	56	55

Net income before income tax	437	582	158	348

Income tax expense	196	3	82	5

Net Income	$241	$579	$76	$343

Loss per common share:
Basic	$0.05	$0.12	$0.02	$0.07
Diluted	$0.05	$0.12	$0.02	$0.07

Weighted average common shares outstanding:
Basic	4,867,663	4,698,562	4,818,383	4,668,497
Diluted	4,974,772	4,794,315	4,923,507	4,766,535
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	9 Months
	Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$76	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of capitalized development costs	758	702
Gain on disposal on assets	(1)	(7)
Deferred income taxes, net	79	—
Share based compensation	325	242
Net changes in operating assets and liabilities:
Accounts receivable	(184)	120
Inventories	38	(106)
Prepaid expenses and other current assets	(69)	(45)
Accounts payable	(90)	166
Accrued liabilities and product returns	(202)	(108)
Deferred revenue	477	225

Net cash provided by operating activities	1,207	1,532

Cash flows from investing activities
Purchases of property and equipment	(93)	(196)
Proceeds from disposal of assets	1	9
Capitalized development	(367)	(448)

Net cash used in investing activities	(459)	(635)

Cash flows from financing activities
Payments on capital leases	(45)	(45)
Proceeds from exercise of options	167	86

Net cash provided by financing activities	122	41

Net increase in cash and cash equivalents	870	938
Cash and cash equivalents, beginning of period	8,943	6,592

Cash and cash equivalents, end of period	$9,813	$7,530

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this Form 10-Q is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K. Unless otherwise specified, as used in this report, the terms “we,” “us,” “our,” “MakeMusic” and the “Company” refer to MakeMusic, Inc., a Minnesota corporation.
Note 2	Net Income Per Share. Net income per share was calculated by dividing the net income by the weighted average number of shares outstanding during the period. The following table summarizes the shares of stock included in calculating earnings per share for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Weighted-average common shares outstanding	4,867,663	4,698,562	4,818,383	4,668,497
Dilutive effect of stock options and warrants	107,109	95,753	105,124	98,038
Equivalent average common shares outstanding – diluted	4,974,772	4,794,315	4,923,507	4,766,535
Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.
As of December 31, 2009, we had U.S. net operating loss (“NOL”) carry-forwards of approximately $17,825,000, Minnesota net operating loss carry-forwards of $6,348,000, and research and development tax credits of $1,069,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of September 30, 2010 we have maintained a valuation allowance of $5,690,000. As of September 30, 2009, a valuation allowance offset all of our deferred tax assets.
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
We recorded an income tax expense of $196,000 and $82,000, respectively, for the three and nine-month periods ended September 30, 2010. We did not record an expense for income taxes for the comparable periods in 2009.
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

As of September 30, 2010 and September 30, 2009, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Tax years still open for examination by Federal and major state agencies as of September 30, 2010 are 2005-2009.
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
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2010 and 2009, we recognized $108,000 and $57,000, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized $325,000 and $190,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	Sepetmber 30,
	2010	2009
Black-Scholes Model:
Risk-free interest rate	1.98%	1.3%
Expected life, in years	4.4	4.2
Expected volatility	79.30%	76.6%
Dividend yield	0.00%	0.00%
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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the nine months ended September 30, 2010:

				Weighted Average	Weighted Average
	Shares Reserved	2003 Plan		Option Exercise	Remaining Contract
	for Future Grant	Restricted Shares	Plan Option Shares	Price	Life
At December 31, 2009	586,047	24,116	445,755	$5.09

Authorized	—	—	—
Granted	(234,433)	55,933	178,500	$4.60
Expired	1,250	—	(1,250)	$2.35
Cancelled	500		(500)	$2.35
Exercised	—	—	(72,179)	$2.31

At September 30, 2010	353,364	80,049	550,326	$5.30	3.7 Years

Outstanding Exercisable at September 30, 2010			252,951	$5.92	2.0 Years

At September 30, 2010 the aggregate intrinsic value of options outstanding was $514,000, and the aggregate intrinsic value of options exercisable was $163,000.
At September 30, 2010, there was $375,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 2.0 years. At September 30, 2010, there was $158,000 of unrecognized compensation cost related to the issuance of restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.
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

The costs included in each of the reportable segments’ operating results include the direct costs of the products sold to customers and operating expenses managed by each of the reportable segments.

The remaining activities are included in “Other.” These are unallocated expenses which include costs related to selling and corporate functions, including general and administrative and business systems functions that are not directly attributable to a particular segment. Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items. As a result, reportable segment results of operations are not representative of the operating profit of the products in these reportable segments.

Segment assets or other balance sheet information are not prepared or presented to management. Therefore, information relating to segment assets is not presented.
The following table presents condensed results of operations by reportable segment:

	For the 3 Months Ended September 30, 2010				For the 9 Months Ended September 30, 2010
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,704	$1,825	$0	$4,529	$7,734	$4,572	$0	$12,306

COST OF REVENUES	197	581	0	778	621	1,379	0	2,000

GROSS PROFIT	2,507	1,244	0	3,751	7,113	3,193	0	10,306
Percentage of Net Revenue	93%	68%	0%	83%	92%	70%	0%	84%

OPERATING EXPENSES:
Development expenses	610	481	245	1,336	1,766	1,531	763	4,060
Selling and marketing expenses	481	437	307	1,225	1,408	1,263	788	3,459
General and administrative expenses	16	23	730	769	62	49	2,574	2,685

Total Operating Expenses	1,107	941	1,282	3,330	3,236	2,843	4,125	10,204

Income/(Loss) from Operations	$1,400	$303	($1,282)	$421	$3,877	$350	($4,125)	$102

	For the 3 Months Ended September 30, 2009				For the 9 Months Ended September 30, 2009
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,822	$1,524	$0	$4,346	$7,831	$3,830	$0	$11,661

COST OF REVENUES	243	486	0	729	620	1,140	0	1,760

GROSS PROFIT	2,579	1,038	0	3,617	7,211	2,690	0	9,901
Percentage of Net Revenue	91%	68%	0%	83%	92%	70%	0%	85%

OPERATING EXPENSES:
Development expenses	444	466	310	1,220	1,419	1,389	920	3,728
Selling and marketing expenses	457	438	129	1,024	1,394	1,244	536	3,174
General and administrative expenses	14	22	778	814	60	47	2,599	2,706

Total Operating Expenses	915	926	1,217	3,058	2,873	2,680	4,055	9,608

Income/(Loss) from Operations	$1,664	$112	($1,217)	$559	$4,338	$10	($4,055)	$293

Note 6	Goodwill.

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
     The first nine months of 2010 resulted in continued sales growth for SmartMusic, a slight decline of sales for Finale products and a 6% total net revenue increase over net revenue earned in the first nine months of 2009. Gross margin percentages decreased slightly to 84% in the first nine months of 2010 compared to 85% in the first nine months of 2009, due to a larger percentage of our total sales coming from SmartMusic. SmartMusic provides lower gross margins than our notation products due to the amortization of software and repertoire development, royalty payments to publishers and accessory sales. Operating expenses increased 6% in the first nine months of 2010 compared to same period the prior year. The increase was primarily due to increased contractor development costs, which were incurred to support our SmartMusic product upgrades, and increased sales and marketing expenses, which resulted from increased staffing to accelerate our strategic sales and marketing initiatives. Income tax expense was $82,000 for the nine-month period ended September 30, 2010. There was no income tax expense recognized in the comparable period of 2009. As a result of the factors mentioned, net income in the first nine months of 2010 was $76,000, compared to a net income of $343,000 for the same period last year.
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
     SmartMusic Gradebook™ is a web-based grade book, included with each teacher subscription, designed to manage student assignments, grades and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook, which provides teachers with the viable means for measuring student achievement.
     There are 55,000 schools in the U.S. with instrumental band or orchestra programs. Our sales staff focuses on school district sales activities aimed at the nearly 20,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. As of September 30, 2010, we had executed 466 site agreements compared to 236 site agreements as of September 30, 2009.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (Gradebook teachers). As of September 30, 2010, we reported 415 Gradebook teachers compared to 453 Gradebook teachers as of September 30, 2009. The number of Gradebook teachers reflects an 8% annual decrease. Gradebook statistics are slightly behind last year due to timing of the August 12, 2010 release, as compared to the July 28, 2009 release, of the Gradebook feature and the requirement for teachers to convert to the new, upgraded version which has delayed the initial set-up for some existing teachers.
     The following table illustrates our quarterly SmartMusic metrics:

	Sept-09	Dec-09	Mar-10	June-10	Sept-10
Total Subscriptions	122,577	133,782	139,363	143,095	158,574
Educator Accounts	9,003	9,269	9,368	9,073	9,312
Educators who have issued assignments*	1,178	1,857	2,340	2,379	1,085
Gradebook Teachers *	453	886	1,156	1,172	415
Site Agreements	236	322	356	372	466
Site Agreement Educator Subscriptions	1,762	2,181	2,458	2,532	3,403

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 1,085, or 12%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 52,324 students receiving SmartMusic assignments. This is a decrease of 3,448 students, or 6%, compared to September 30, 2009. The decrease in the number of students receiving assignments via SmartMusic Gradebook is due to the timing of the release, as mentioned above.
     We increased the size of our sales force and marketing staff in the first quarter of 2010 to strengthen our strategic sales and marketing initiatives. In addition, our development efforts have focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. As a result of the increased focus of our direct sales force and product enhancements, site agreement educator subscriptions increased 93%, from 1,762 at September 30, 2009, to 3,403 at September 30, 2010.
     The following table illustrates the net new SmartMusic subscription for each quarter since the prior year quarter ended September 30, 2009:

							Quarterly
	Beginning		Renewed			Quarter End	Net New
Quarter End Date	Subscriptions	New Subscriptions	Subscriptions	Renewal Rate	Subscriptions Ended	Subscriptions	Subscriptions
9/30/2009	111,059	24,456	29,585	70%	42,523	122,577	11,518
12/31/2009	122,577	20,122	26,402	75%	35,319	133,782	11,205
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
6/30/2010	139,363	5,391	14,069	89%	15,728	143,095	3,732
9/30/2010	143,095	23,826	47,383	85%	55,730	158,574	15,479
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
     Our critical accounting policies are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to our critical accounting policies during the nine months ended September 30, 2010.

Results of Operations
Comparison of the three- and nine-month periods ended September 30, 2010 to the three- and nine-month periods ended September 30, 2009

Net Revenue ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$2,704	$2,822	$(118)	-4%	$7,734	$7,831	$(97)	-1%
SmartMusic	1,825	1,524	301	20%	4,572	3,830	742	19%

Total	$4,529	$4,346	$183	4%	$12,306	$11,661	$645	6%

     Net revenue increased 4% when comparing the three months ended September 30, 2010 and 2009 and increased 6% when comparing the nine months ended September 30, 2010 and 2009.
     Notation revenue decreased by $118,000, to $2,704,000, when comparing the three months ended September 30, 2010 and 2009 and decreased $97,000, to $7,734,000, when comparing the nine months ended September 30, 2010 and 2009. Notation revenue for the quarter and first nine months of 2010 decreased due to reductions in our sales to our distribution partners, offset by stronger direct sales of our Finale products and downloads.
     SmartMusic revenue increased by $301,000, to $1,825,000, when comparing the three months ended September 30, 2010 and 2009 and increased $742,000, to $4,572,000, when comparing the nine months ended September 30, 2010 and 2009. The increase in revenue for the three- and nine-month periods is due to the growth of total SmartMusic subscriptions and slight increase in accessory revenue. SmartMusic subscriptions have increased due in part to the success of our site agreement program, which encourages school district deployment of SmartMusic student subscriptions, our direct sales force, which focuses on district level sales, and product improvements. As of September 30, 2010, there were 466 site agreements for SmartMusic.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription, which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended September 30, 2010 was $1,255,000, an increase of $267,000, or 27%, over the same period in 2009. Total earned SmartMusic subscription revenue for the nine-month period ended September 30, 2010 was $3,562,000, an increase of $721,000, or 25%, over the same period of 2009. This increase is due to the growth in the total number of subscriptions. Total unearned SmartMusic subscription revenue (deferred revenue) was $3,310,000 as of September 30, 2010, an increase of $835,000, or 34%, over the balance at September 30, 2009 and a increase of $477,000, or 17%, compared to the balance of $2,833,000 at December 31, 2009. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions, the remaining life of those subscriptions and the time of year.
     SmartMusic has shown sustained growth since its launch. As of September 30, 2010, 9,312 educator accounts have been purchased, an increase of 3% over the 9,003 educator accounts as of September 30, 2009. Total SmartMusic subscriptions as of September 30, 2010 number 158,574, representing a net gain of 35,997, or 29%, over the September 30, 2009 subscription count of 122,577.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year. As of September 30, 2010, we had 1,085 SmartMusic Gradebook teachers compared to 1,178 Gradebook teachers at September 30, 2009. The Gradebook teacher number reflects an 8% annual decrease. We believe this decrease was partially due to delays in conversion by educators to the upgraded Gradebook feature that we released in August 2010. We believe the upgrade will ultimately result in a faster growth rate of Gradebook teachers and student subscribers, as well as improved retention rates.

     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, was $408,000 for the three months ended September 30, 2010, which was an increase of $37,000, or 10%, from $371,000 of revenue attributable to SmartMusic accessories in the three months ended September 30, 2009. Revenue for the sales of accessories for the nine months ended September 30, 2010 was $674,000, which was an increase of $29,000, or 5%, from $645,000 of revenue attributable to the sale of SmartMusic accessories in the nine months ended September 30, 2009. This increase during both periods is primarily due to an increase in microphone sales related to the increased number of new subscriptions.

Gross Profit ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$2,507	$2,579	($72)	-3%	$7,113	$7,211	($98)	-1%
SmartMusic	1,244	1,038	206	20%	3,193	2,690	503	19%

Total	$3,751	$3,617	$134	4%	$10,306	$9,901	$405	4%

     Gross profit for the three months ended September 30, 2010 increased by $134,000, to $3,751,000, compared to the three months ended September 30, 2009 and for the nine months ended September 30, 2010, increased $405,000, to $10,306,000, compared to the nine months ended September 30, 2009. Gross profit for notation decreased for the three months and nine months ended September 30, 2010 due to the reduction in notation sales. The increase in SmartMusic gross profit for the three and nine months ended September 30, 2010 resulted from the increase in SmartMusic revenue, offset by higher repertoire development amortization, which was due to expansion of the repertoire offered in SmartMusic since September 30, 2009. Repertoire added into SmartMusic is amortized over a five-year period. Repertoire development amortization as a percentage of SmartMusic revenue was 12% and 11%, respectively, for the nine months ended September 30, 2010 and 2009. As we continue to add repertoire to SmartMusic, we expect amortization related to repertoire development to increase. Gross margins as a percentage of sales were 83% for each of the three-month periods ended September 30, 2010 and 2009 and 84% and 85%, respectively, for the nine months ended September 30, 2010 and 2009.

Development expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$610	$444	$166	37%	$1,766	$1,419	$347	24%
SmartMusic	481	466	15	3%	1,531	1,389	142	10%
Other	245	310	(65)	-21%	763	920	(157)	-17%

Total	$1,336	$1,220	$116	10%	$4,060	$3,728	$332	9%

     Development expenses increased 10% to $1,336,000, from $1,220,000, when comparing the three months ended September 30, 2010 and 2009. Development expenses increased 9% to $4,060,000, from $3,728,000, when comparing the nine months ended September 30, 2010 and 2009. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Other development expenses are unallocated expenses not directly attributable to a particular segment and include IT infrastructure and website support costs. Notation development expenses increased primarily due to consulting expenses incurred for the review of new product functionality and future notation product direction. SmartMusic development expenses increased primarily due to contractor labor used to support the release of SmartMusic 2011, which included enhancements to SmartMusic Gradebook functionality, as well as an increase of non-capitalized SmartMusic repertoire development. During the nine months ended September 30, 2010, 48 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 499 new titles in the nine months ended September 30, 2009. There were no new large ensemble titles released during the quarter ended September 30, 2010 and 322 new large ensemble titles released during the quarter ended September 30, 2009. We are continuing to develop new titles and plan to release them in the fourth quarter of 2010.

Selling and marketing expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$481	$457	$24	5%	$1,408	$1,394	$14	1%
SmartMusic	437	438	(1)	0%	1,263	1,244	19	2%
Other	307	129	178	138%	788	536	252	47%

Total	$1,225	$1,024	$201	20%	$3,459	$3,174	$285	9%

     Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Other selling and marketing expenses are unallocated expenses not directly attributable to a particular segment and include common tradeshow expenses and company-wide marketing initiatives. Sales and marketing expenses increased 20%, to $1,225,000, in the three months ended September 30, 2010, compared to $1,024,000 for the three months ended September 30, 2009. Selling and marketing expenses increased 9%, to $3,459,000, during the nine months ended September 30, 2010, compared to $3,174,000 for the nine months ended September 30, 2009. The increase in expenses is primarily due to increased personnel relating to our company-wide strategic sales and marketing initiatives and expanded focus on company-wide e-commerce efforts and SmartMusic direct sales.
General and administrative expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$16	$14	$2	14%	$62	$60	$2	3%
SmartMusic	23	22	1	5%	49	47	2	4%
Other	730	778	(48)	-6%	2,574	2,599	(25)	-1%

Total	$769	$814	($45)	-6%	$2,685	$2,706	($21)	-1%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt and other corporate expenses which are generally unallocated expenses not directly attributable to a particular segment. General and administrative expenses decreased by 6%, to $769,000, during the third quarter of 2010, compared to $814,000 for the same period of 2009. General and administrative expenses decreased by 1% to $2,685,000 during the nine months ended September 30, 2010, compared to $2,706,000 for the same period of 2009. General and administrative costs decreased primarily due to decrease in consulting expenses and sales tax payments, offset by increases in legal and professional fees.
Income (loss) from operations ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2010	2009	Incr (Decr)%		2010	2009	Incr (Decr)%
Notation	$1,400	$1,664	($264)	-16%	$3,877	$4,338	($461)	-11%
SmartMusic	303	112	191	171%	350	10	340	3400%
Other	(1,282)	(1,217)	(65)	-5%	(4,125)	(4,055)	(70)	-2%

Total	$421	$559	($138)	-25%	$102	$293	($191)	-65%

     Net income from operations decreased by 25%, to $421,000, during the third quarter of 2010 compared to $559,000 for the same period of 2009. Net income from operations decreased 65%, to $102,000, during the nine months ended September 30, 2010, compared to $293,000 during the same period of 2009. The decline in operating performance for the three and nine months ended September 30, 2010 was primarily due to the overall increase in operating expenses noted above, when compared to the same period last year.

     The notation segment results for the three and nine months ended September 30, 2010 reflect a decrease of $257,000 and $454,000, respectively, in income from operations, due primarily to a decrease in revenue and increased development expenses. SmartMusic income/(loss) from operations improved $310,000 and $459,000, respectively, during the three and nine months ended September 30, 2010 due to increased SmartMusic revenue, which was partially offset by increased operating expenses, related primarily to development.
Net Income
     Net income for the three months ended September 30, 2010 was $241,000, or $0.05 per basic and diluted share, compared to net income of $579,000, or $0.12 per basic and diluted share, in the third quarter of 2009. Net income for the nine months ended September 30, 2010 was $76,000, or $0.02 per basic and diluted share, compared to net income of $343,000, or $0.07 per basic and diluted share, in the same period of 2009. In addition to the operating factors noted above, the decrease of net income for the three- and nine-month periods ended September 30, 2010 are due to income tax expenses of $196,000 and $82,000, respectively. There was no income tax expenses recognized in the comparable periods of 2009.
Liquidity and Capital Resources
     Net cash provided by operating activities was $1,207,000 for the nine months ended September 30, 2010, compared to $1,532,000 of cash provided by operating activities in the nine months ended September 30, 2009. The decrease in cash provided in the first nine months of 2010 compared to the same period in 2009 was primarily due to the decrease in net income.
     Net cash used in investing activities was $459,000 for the nine months ended September 30, 2010, compared to $635,000 used in investing activities for the comparable period of 2009. The decrease was primarily due to the decrease of capitalization of software development, primarily for repertoire development. Our spending on repertoire development has declined as the overall number of titles being developed has been reduced. We are also benefiting from department efficiencies.
     Net cash provided by financing activities was $122,000 for the nine months ended September 30, 2010, compared to $41,000 provided in financing activities for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, cash of $167,000 was received from proceeds of stock option exercises. Cash received from option exercises during the same period in 2009 was $86,000.
     Cash and cash equivalents as of September 30, 2010 was $9,813,000 compared to $7,530,000 as of September 30, 2009. The increase in cash is primarily due to our net income reported for the year ended December 31, 2009 and the increase in SmartMusic subscription deferred revenue during the first nine months of 2010. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles.
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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our expectations regarding our target business model and future subscription growth for SmartMusic; our plans relating to marketing and sales efforts; our belief that updates to the SmartMusic and Gradebook interface will result in subscription growth, an increase to the number of Gradebook teachers and higher retention rates; our expectation that amortization will increase; our intent to release new SmartMusic titles in the fourth quarter of 2010; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our initiatives to improve the user interface of our products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
On September 14, 2010, a complaint was filed against us by Uniloc USA, Inc. and Uniloc Singapore Private Limited (collectively “Uniloc”) in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of Uniloc’s patent for securely registering software and other digital media to prevent illicit copying and software piracy and seeks a permanent injunction. In addition, Uniloc is seeking compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We are one of approximately 60 companies that have been similarly sued by Uniloc. Further, the United States Patent and Trademark Office recently issued an initial rejection all of the claims of the Uniloc patent at issue in the litigation. Management believes that the claims involved in the suit are without merit and does not expect the litigation to have a material adverse effect on our business, financial condition, or results of operations. We will, however, incur costs and diversion of management resources in defending the infringement claim. Moreover, because litigation is inherently uncertain, we cannot guarantee that the outcome of this litigation will be favorable to us or that material damages will not be awarded against us.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 30, 2010.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	(Removed and Reserved)
Item 5.	Other Information
None.
Item 6.	Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010	MAKEMUSIC, INC.
	By:	/s/ Ronald Raup
Ronald Raup, Chief Executive Officer
(Principal Executive Officer)

And:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended September 30, 2010

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