Form 10-K
period 2010-12-31
MAKEMUSIC, INC.
filed 2011-03-04
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(952) 937-9611
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par value	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $10,652,330 based upon the closing price of the Registrant’s Common Stock on such date.
There were 4,890,191 shares of Common Stock outstanding as of February 28, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

Important Factors Regarding Future Results
     Information provided by MakeMusic, Inc. (hereafter the “Company” or “MakeMusic”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1 “Cautionary Statements,” may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2010, unless otherwise indicated.
PART I
ITEM 1. BUSINESS
Introduction
          MakeMusic, Inc., a Minnesota corporation (referred to herein as “we,” “us,” the “Company” or “MakeMusic”), is a world leader in music education technology whose mission is to develop and market solutions that transform how music is composed, taught, learned and performed. MakeMusic’s predecessor corporations, which were merged to form the current entity in 1992, were incorporated in Minnesota in 1990. We currently have approximately one hundred employees and are based in Eden Prairie, Minnesota.
          MakeMusic develops and markets two product lines that reinforce each other’s features and competitiveness. The well-established Finale® family of music notation software products provides a solid base business that serves a large customer base, and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns.
          SmartMusic® is a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles and skill-development exercises, and a web service to provide students with a compelling experience and teachers with the realistic means to document student achievement and growth.
SmartMusic
Market Need
          Many students naturally desire to learn to sing or play a musical instrument. The primary obstacle for them is practicing, which is necessary if they are to develop the skills and expertise music performance requires. The challenge is to find ways to make practice time more engaging and rewarding in order to encourage students to practice longer and more effectively, which leads to positive results. There is also an increasing demand for music teachers to document individual student achievement and growth, something that is far easier for classroom teachers who routinely give spelling tests, math quizzes, and science exams. It is impractical, however, for music teachers to audition every student on a weekly basis to document their skill-development and their proficiency with the music. The demand for measuring student performance and teacher effectiveness is readily apparent. While the initial focus on accountability rarely included music instruction, assessment standards are increasingly being applied to all subject areas. Administrators and music educators seem to have a growing desire to measure the progress of music students to validate the effectiveness of their programs and defend program funding. Accountability within the public schools has gained prominence as evidenced by federal legislative activity including the No Child Left Behind Act (NCLB) and Race to the Top (RttT).
          In addition, music teachers are very sensitive to how well their student ensembles perform. Each concert, musical and marching band performance puts their teaching effectiveness on display for all in the community to evaluate. They are keenly interested in solutions that help them be more effective and inspiring, so that they can produce noticeably better performances.

The SmartMusic Solution
          SmartMusic software is an interactive music teaching and learning solution for band, orchestra, and vocal students to use at school and, more importantly, at home. SmartMusic enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra, so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.
          Teachers use SmartMusic Gradebook™, the web-based grade book that comes with each teacher subscription, to post assignments to students, receive completed assignments from students, assess student achievement, and manage student records. The grade book process works as follows:
1.	Teachers log in to SmartMusic Gradebook via a web browser, select a title the students are preparing for concert, and select a pre-defined assignment for that title. Teachers then set a due date, how many points the assignment is worth, and finally post the assignment to all students in the band or orchestra. This process takes the teacher about one minute.

2.	Students log in to SmartMusic at home or at a school practice room and are immediately greeted by a list of assignments that are due. When students click on an assignment, it is automatically loaded for them and practice instructions are displayed. Students can then practice the assignment with SmartMusic’s practice tools: slow down the tempo, hear how their part is performed, set practice loops, use the tuner, etc. Students can even record their performance so that they can listen to themselves and better detect problems they need to correct. As students practice, they see notes and rhythms that were performed incorrectly turn red and those that were performed correctly turn green. In this manner, SmartMusic automatically assesses student performances, giving each student a score.

3.	Once a student achieves a desired score, they click the Submit button so that the assignment and its final score are automatically sent to the teacher’s SmartMusic Gradebook. Although the student needs an Internet connection to do this, no browser or e-mail program is required.

4.	Teachers can now see in their SmartMusic Gradebook which students have submitted assessment assignments and what grades were automatically given by SmartMusic. If the teacher required students to submit recordings of an assignment, the recordings are also in the Gradebook. Teachers can listen to recordings with a single click, which facilitates an efficient grading process.
SmartMusic Assignments
          With SmartMusic and SmartMusic Gradebook, teachers finally have a practical way to influence students’ home practice time and measure individual student achievement. They are able to use student records in SmartMusic Gradebook to explain semester grades to students and their parents. SmartMusic Gradebook also makes it easy for a teacher to e-mail parents a recording of their child’s performance with a note, “Listen to how great your child sounds!” This encourages parents to be more actively involved in their child’s musical education.
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
          An administrator can audit their teachers’ SmartMusic Gradebook to verify that student achievement is consistently being measured and that students are developing skills. This helps them justify the music program, which is generally acknowledged as very important to the school district.

How Does SmartMusic Develop Skills and Motivate Students?
          SmartMusic provides a rich combination of features that helps students focus their practice time and master specific skills, contributing to a more engaging and rewarding practice. These features include the following:
•	Assessment. SmartMusic assesses student performance. Wrong notes and rhythms turn red while correct notes turn green. SmartMusic scores each attempt by the students, giving practice time a video game-like appeal.

•	Practice with professional accompaniment. SmartMusic puts the student into an ensemble of professionals. The music comes alive for them as they hear how professionals create the drama, excitement, and beauty of the music.

•	Practice at slower tempos. Students need to slow music down in order to master the technical challenges. SmartMusic allows students to set any tempo and then gradually build up speed.

•	Hear how their part is performed. SmartMusic will play each student’s part so that they can hear how a professional would perform it.

•	Record. Students often cannot hear what they are doing wrong as they sing or play. SmartMusic allows them to record themselves so that they can instantly hear what needs to be corrected.

•	Follow me feature. When practicing solo literature that requires expressive interpretation, SmartMusic listens to the students as they speed up or slow down and the accompaniment follows their tempo changes. Students are free to experiment with phrasing, learning to project their personalities into the music and make it their own.

•	Practice performing in tune. The SmartMusic tuner is built in and helps students hear where the pitch should be.

•	Fingering charts. When students do not know how to finger a note, they can just click on it to see its fingering chart. SmartMusic automatically provides the right chart for the instrument that the student is playing. (primarily for wind instruments)

•	Practice loops. Students can isolate difficult measures for concentrated practice.

•	Skill-development exercises in all keys. SmartMusic includes a large library of exercises that foster skills related to scales, intervals, arpeggios, rhythms, playing by ear, and jazz improvisation.

•	Wide range of repertoire. The SmartMusic accompaniment library includes classical, jazz, opera, worship, musical theater, classic rock, pop, and other genres. The accompaniments, made by professionals, are stylistic, authentic, and fun to practice with. Many of the jazz accompaniments, for example, are created by Wynton Marsalis’s musicians.
Licensing, Publisher Relations and Content Development
          Content is critical to SmartMusic’s success. Determining what titles teachers want is accomplished by studying published lists of titles such as 1) state contest approved lists, 2) most often performed lists, 3) best-selling lists, 4) basic library lists, and 5) most teacher-requested lists. Additionally, publisher requests, input from subscribers, and information from JW Pepper, the largest sheet music retailer, are factors considered to determine content. The repertoire is currently being extended to include popular instrumental solos where each student is able to “be the star” and play the melody with rich accompaniment.
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
          The content development process for SmartMusic includes the following: 1) editing Finale notation files supplied by publishers or engraving the files with Finale, and modeling the result on the published music, 2) synchronizing the audio recording file with the Finale notation file, 3) marking the audio file as needed for use within SmartMusic, 4) defining assignments for all large ensemble titles, and 5) testing the final file. Once this process is complete, the file is added to the library database and posted for available download to subscribers. The development costs for each title added into SmartMusic are capitalized and when added to the library database, amortized over a five-year period.
          In 2010, developing a typical band title that did not require engraving cost approximately $620 per title and the typical orchestra title was approximately $325. If engraving was required, the cost was approximately $2,730 per band title and $1,705 per orchestra title. The average cost per title has declined from prior years due to department efficiencies and by moving some of the external engraving work in house. Engraving is the process of taking hand written music notation and converting it into publishable format. We expect the costs for band titles to continue to be more than voice and orchestra titles due to their complexity and number of parts required. Development costs will vary depending upon the complexity of each title.
          As of December 31, 2010, SmartMusic had 1,688 titles available for band, 160 for jazz ensemble, and 624 titles available for orchestra and during 2010 capitalized costs totaling approximately $511,000. These band and orchestra titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods, and skill-development exercises.
SmartMusic Application Development
          The SmartMusic application is developed by an internal team of software programmers and testers. Certain technologies are licensed from third parties and then adapted for use within SmartMusic. Development priorities are set by researching how teachers and students use SmartMusic, noting what improvements and additions are required.
          The SmartMusic application coordinates a complex web of interacting technologies that include 1) playback of music, either synthesized or audio, 2) display of music notation on-screen with Finale technology, 3) use of a microphone attachment to record a student’s performance, 4) recognition of notes and rhythms and comparison of a student’s performance to what is notated, 5) communication of errors and correction techniques to students, and 6) the support of a growing selection of skill-development features that accelerate student learning. In addition, the application has patented features, such as the “Follow Me” feature which allow students to develop their skills of expression for solo literature.
          Most importantly, the SmartMusic application communicates directly with the SmartMusic Gradebook, making the posting and submitting of assignments automatic and problem-free. It also manages aspects of the subscription service as well as content updates.
Licensed Technology
          Certain pitch recognition software incorporated into SmartMusic for purposes of music performance assessment is licensed from Institut de Recherche et Coordination Acoustique/Musique (IRCAM) which is based in Paris, France. The license agreement continues in perpetuity and was exclusive to SmartMusic through November 24, 2009. In light of the constantly changing environment of music technology, coupled with an increase in alternative technology sources, we do not believe the expiration of this license exclusivity has had a material impact on SmartMusic.
SmartMusic Patents
          We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment developed by MakeMusic that listens to and follows tempo changes from a live performance. Although this patent expired in 2005, we have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file that enhance the software’s algorithms, accompaniment controls, and repertoire data file capabilities and expand miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product, and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic has been or will be materially affected by the expiration in 2005 of the CMU patent.
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
SmartMusic Accessories
          The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2010, the suggested retail price of the SmartMusic microphones was $19.95. In 2009, we also introduced a USB microphone that retails for $29.95 and lowers the entry cost for Macintosh users.
SmartMusic Subscription Business
          SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Gradebook, are priced at $140. Additional subscriptions for school computers and student home subscriptions are priced at $36. Multi-year subscriptions are also available. We evaluate our pricing on an annual basis and changes may occur in the future.
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
          Among the statistics by which investors can evaluate SmartMusic growth are the following:
•	Number of SmartMusic educator accounts

•	Number of SmartMusic Gradebook teachers (those having issued assignments to 50+ students)

•	Total number of SmartMusic subscriptions

•	Subscription renewal rates
          SmartMusic subscriptions are sold directly to teachers, parents, and students. Marketing communications consist primarily of presentations, clinics, and exhibits at music educator state conferences, e-mail, and direct mail. Direct sales efforts are typically aimed at the 17,000 schools who match our ideal demographic profile. We are focusing such efforts on twenty-four key music education states including Texas, Florida, New York, Illinois, and Minnesota and the Race to the Top fund winners.
SmartMusic Site Agreements
          SmartMusic site agreements are intended to encourage large deployments of SmartMusic student subscriptions. The site agreements provide schools with coterminous subscriptions for all students and teachers and discounted pricing is available. The special site agreement pricing reduces all prices by 15% for 100 or more subscriptions. We offer reasonably priced teacher training to support these larger installations and offer a training workbook and DVD as well. As of December 31, 2010, there were 485 site agreements for SmartMusic. We expect the number of site agreements to increase in the future due to our recently expanded direct sales force and focused marketing initiatives.
SmartMusic Sales and Marketing
          The market for SmartMusic is large, with student use being the largest potential market. It is estimated that approximately 55,000 school buildings offer instrumental programs, and over 17,000 of these schools match our ideal demographic profile. Recent independent research suggests that an estimated 6,000,000 students participate in instrumental programs with additional students participating in school choral programs. We believe the key to expanding the number of subscriptions for students is producing a compelling reason for educators to make SmartMusic an integral part of their curriculum and the basis for how they deliver and grade regular student assignments. Further, we believe that the majority of students will prefer the convenience and enhanced practice experience of completing SmartMusic assignments at home and it is this dynamic that will drive subscription growth.
          As of December 31, 2010, MakeMusic had more than 9,400 teacher accounts with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Gradebook and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Gradebook account, when they set up a class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.
          For the first time, the SmartMusic solution provides administrators with the ability to easily measure individual student achievement and growth, create and deliver district-wide curriculum, and provide parents with secure on-line access to student assignments and grades. Based on this solution, MakeMusic has established a direct sales organization. The field sales representatives have an objective of calling on district decision-makers and selling a higher number of subscriptions for each installation.
          Prospecting efforts are largely based on ranking school districts in target states based on student population, average household income, and geography. Priorities are established by identifying current users in target districts and requesting their assistance in setting up a meeting and presentation with district decision-makers and other music educators within the district and in neighboring districts.
          Our SmartMusic marketing efforts are exclusively focused on the U.S. and Canadian markets and directed primarily at public and private school music administrators, instrumental music educators, and their students. In addition to aggressive direct marketing programs, MakeMusic participates in more than 40 annual music educator conventions and presents SmartMusic clinics in a variety of settings to cultivate demand.
          The primary distribution for SmartMusic subscriptions is via our direct sales organization and the www.smartmusic.com website (linked with www.makemusic.com and www.finalemusic.com). School orders are normally processed directly through the MakeMusic customer support department.
SmartMusic Competition
          SmartMusic is a revolutionary concept that created a new product category for teaching and learning music. As such, it entered the market with no direct competitors and no major competitors exist today.
          At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have SmartMusic Gradebook functionality, the follow me feature, or the ability to utilize Finale files for user-created content. We believe these features, as well as our long-standing relationships with major industry partners, comprehensive repertoire, and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future.
Finale family of notation products
          We are a market leader in music notation software with our Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments, and contemporaneously display the data on a computer screen as a musical score. The dramatic improvements in speed and flexibility provided by software programs like Finale have made such software the dominant method for composers, arrangers, publishers, and music teachers to create printed music. With the growth in portable computer display technologies, Finale also makes it possible for customers to share digital scores for review and performance.
          The Finale product is a powerful and comprehensive notation software product which is sold worldwide. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features, including capabilities such as its “hyperscribe” feature, its high quality printing required for professional use, customizable music education worksheets, and inclusion of world class sounds.
          We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students, and religious organizations at a suggested retail price of $350. This edition has been a key source of revenue and registered user-base growth. In addition, it reaches a market that is continuously replenished with new student users.
          The Finale product is currently translated into German, French, Italian, Swedish, and Japanese. We believe the international market is a key growth opportunity as computer penetration increases worldwide. All transactions with our international customers are completed in US currency.
          The Finale Allegro® product, a value-priced version of the powerful Finale music notation software product, was introduced in 1993. The Allegro music notation software product currently retails for $199 and contains a subset of the notation tools contained in the Finale product.
          Finale PrintMusic® and Finale SongWriter® are entry-level music notation software products, retailing for $119.95 and $49.95, respectively. Each contains a subset of the notation tools contained in the Finale product. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace. They are both available though our reseller network as well via download directly from MakeMusic. In addition they are also sold internationally and available in German, French, Dutch, Italian, and Japanese.
          Finale NotePad® is sold as an introduction to the Finale notation family and provides a quick and easy method to transform musical ideas into printed music. Finale NotePad is available via download for $9.95. Finale Reader™ was introduced in 2008 and is a free download to view, play and print Finale files.
Finale Sales and Marketing
          As of December 31, 2010, Finale notation products were sold through approximately 50 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational, and consumer electronic channels, as well as directly from our website. Our products are merchandised through a combination of websites, catalogs, and in-store displays. We support these efforts with a modest co-op advertising program. We have a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. and Canadian musical instrument and print music retailers.
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
          Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, Swedish, and Italian. MakeMusic markets a variety of Finale notation education offerings to schools, students, and other qualified institutions including the Finale Academic edition, the Finale lab pack, and the Finale site license. The Finale lab pack and Finale site license provide educational discounts for volume purchases. Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software. We believe that this trend will increase based on the synergistic relationship between Finale and SmartMusic along with the direct sales team’s focus on the education market.

          Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products, and also provides a unique differentiator in the marketplace.
          We believe, based on current economic conditions, that Finale notation software revenue will be relatively stable in 2011. We expect to see a continued shift towards direct notation sales and lower sales through our distribution channel. Additionally, we will begin offering Finale as a download starting with the release of our next upgrade which may further accelerate the shift to direct sales. All other products have previously been available by download. We anticipate holding our notation development spending on our Finale products generally comparable to historical levels as a result. We intend to steadily build on our core notation business by continually expanding the installed base of users, regularly providing them with upgrades, expanding our educational offerings, increasing the synergy with SmartMusic, and establishing the products as a means for electronic transmission of music. In addition, we are exploring strategies to expand our reach outside of the market that we have traditionally served. As a result of this work, we are currently evaluating additional investments for our notation business.
Finale Competition
          The notation market is highly competitive and includes competitors such as, Avid/Sibelius Software, NOTION Music, Inc., Gvox/Encore, MusScore, and Capella Software. Competitive factors in marketing Finale products include product features, quality, brand recognition, ease of use, customer support, merchandising, distribution channels, retail shelf space, and price. We believe we compete effectively through regular upgrades and marketing initiatives and continue to maintain dominant market share.
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
General Information
Customer Support
          As of December 31, 2010, customer support for all products is handled by 22 employees and as of December 31, 2009, our customer support staff totaled 19. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com and www.smartmusic.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost, and provides a better experience for customers.
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
Dependence on Major Customers
          As of December 31, 2010 no distributor or direct customer for either our SmartMusic or Finale products represented more than 10% of total revenue.

Product Development
          At December 31, 2010 and 2009, there were 51 and 54 employees, respectively involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development, and quality assurance testing.
          MakeMusic’s non-capitalized expenditures for product development were $5,524,000 and $5,081,000 in 2010 and 2009, representing 32.2% and 30.9% of gross revenues, respectively. These expenses include the costs for our annual notation upgrades, product maintenance releases and support for our business systems. We expect these costs to moderately increase in 2011 due to enhancements in our technology infrastructure required to support our expanding SmartMusic customer base, development investments to increase the business model flexibility in SmartMusic, and potential additional investments in notation products aimed at expanding our reach outside of the market we have traditionally served.
Trademarks
          We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer ®, FinaleScript®, FPA®, HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, SmartMusic Impact®, StudioView®, SmartFind and Paint®, and TempoTap®. In addition, the names Finale®, Finale NotePad®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer ®, Intelligent Accompaniment®, MakeMusic®, SmartMusic®, and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the United States for Finale Reader™. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.
Technology Infrastructure
          The MakeMusic data center is comprised of both on and offsite facilities. During 2010, we also expanded the MakeMusic data center to the “cloud” by utilizing Microsoft’s Azure platform. Data centers are operated internally and offer extensive uptime and connectivity to the Internet backbone via fiber-optic connections. Storage Area Networks and servers utilizing redundant arrays of independent discs for information backup as well as redundant power provide our foundation for simplified storage administration, server consolidation and virtualization. Websites and services are run on Microsoft IIS® and our databases are run on Microsoft SQL Server®. MakeMusic utilizes a VoIP phone system that provides unified messaging and is deeply integrated with Microsoft Active Directory and Microsoft Exchange. Our network is monitored twenty-four hours a day, seven days a week, and is scalable and upgradeable for future growth
          The extension of our data center into the “cloud” using Microsoft’s Azure platform has allowed us to take advantage of Microsoft’s SaaS (Software as a Service) model. We are able to provide rapid scalability to meet our customer needs, as well as familiar tools and a development environment that works seamlessly with our existing data centers.
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
          Our forward-looking statements generally relate to the following: expectations regarding an extension of the lease for our headquarters facility; beliefs about our ability to compete in the music software industry; expectations and beliefs relating to our vendors, contractors and suppliers; beliefs about the impact of intellectual property and licensing rights and our ability to develop, license and maintain intellectual property rights in the future; expectations relating to our business model and strategy; expectations relating to development, production, marketing and other expenses; intentions and expectations relating to growth initiatives for our notation and SmartMusic product lines, improvements to our technological infrastructure, and the effects these improvements will have on our financial results; expectations regarding our method of selling and delivering our product; beliefs relating to the market penetration of our products, including expectations in regard to subscription rates, site agreements, international sales, synergies between our products lines, and sales; expectations regarding our results of operations; beliefs with respect to realization of deferred tax assets and our intent to retain earnings for use in operations. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We do not intend to update any forward-looking statements unless required by law. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
          We currently believe that we have sufficient capital, but we may have other future capital needs. We again achieved positive operating cash flow in 2010 and expect it to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies. If we do not maintain positive cash flow, we may need additional capital in the form of debt or equity financing to continue to operate the business. Additional capital may be needed if there is a significant change in our business plan or operating results. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.
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
          Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had significant budget deficits and education funding cuts, which could negatively impact sales of products to the education market. Additionally, we have rapidly expanded our direct educational sales organization. There is no guarantee that our sales strategy will result in increased SmartMusic subscriptions. We may also have limited success retaining sales personnel.
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
          We have incurred operating losses in the past and may incur losses in the future. While we have been profitable for the past six years, we have incurred losses from operations in the past and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to continue to devote capital to, among other things, marketing and development efforts, including, potential, new notation product offerings. There can be no assurance that we will operate profitably or provide an economic return to investors.
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
          The success of our web-based products and services is dependent upon our ability to protect user information and comply with data protection laws and regulations. In connection with the use of our web-based products, users provide us with certain personal information. The collection, use, disclosure or security of personal information or other privacy-related matters are regulated by applicable data protection laws. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities, individuals or others, which could potentially have an adverse effect on our business. Further, federal, state, and international regulations regarding privacy and data protection may become more stringent in the future, which could increase our cost of compliance,
          In addition, as our SmartMusic Gradebook product is web-based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against system failure or security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of subscribers to our products.
          We are dependent upon key personnel. Our performance is closely linked to the performance of our management and key personnel. Recently, we have made significant changes among our executives and key personnel. Such changes, and the time and costs associated with locating and integrating replacements, could affect our ability to execute our strategic plans.
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
          We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to evaluate our internal controls systems to allow management to report on our internal controls. We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any business in the future, we may incur substantial additional costs to bring the acquired business systems into compliance with Section 404.

          Significant management judgment is required for certain financial statement entries. As explained in more detail in Item 7 below under the heading “Critical Accounting Policies,” the preparation of our financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For example, during 2009, based upon our operating results in recent years and through December 31, 2009 as well as an assessment of our expected future results of operations, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we released $2,564,000 of our valuation allowance. If management’s assumptions were inaccurate or management’s judgment was otherwise erroneous, we may be required to adjust the valuation allowance in subsequent financial reporting periods. In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code, and our ability to use NOL’s in the future will be limited.
ITEM 2. PROPERTIES
          Our corporate facility is leased under an operating lease arrangement and consists of approximately 22,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $250,000 on an annual basis and the lease expires March 31, 2011. We are currently negotiating an extension of our existing lease, which we expect to provide approximately 3,000 additional square feet to our current corporate facility. We expect the term of the lease extension to be five years and to be on terms and rates generally comparable to our existing lease. We anticipate that we will finalize these negotiations by the end of March 2011. We believe our leased space will be adequate for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
          As previously disclosed in our Form 10-Q for the quarter ended September 30, 2010, on September 14, 2010, a complaint was filed against us by Uniloc USA, Inc. and Uniloc Singapore Private Limited (collectively “Uniloc”) in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of Uniloc’s patent for securely registering software and other digital media to prevent illicit copying and software piracy and seeks a permanent injunction. In addition, Uniloc is seeking compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We are one of approximately 60 companies that have been similarly sued by Uniloc. Further, the United States Patent and Trademark Office recently issued an initial rejection for all of the claims of the Uniloc patent at issue in the litigation. Management believes that the claims involved in the suit are without merit and does not expect the litigation to have a material adverse effect on our business, financial condition, or results of operations. We will, however, incur costs and diversion of management resources in defending the infringement claim. Moreover, because litigation is inherently uncertain, we cannot guarantee that the outcome of this litigation will be favorable to us or that material damages will not be awarded against us.
          In the ordinary course of business, we may be party to additional legal actions, proceedings, or claims. Corresponding costs are accrued when it is reasonably possible that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any actual or threatened litigation that would have a material adverse effect on its financial condition or results of operations.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2010		2009
		High	Low	High	Low
	First Quarter	$6.82	$4.06	$4.50	$1.86
Common Stock	Second Quarter	6.28	5.06	3.90	2.31
	Third Quarter	6.16	4.82	4.05	2.61
	Fourth Quarter	7.00	4.64	5.00	3.06
          As of December 31, 2010, we had 111 registered shareholders.
Dividends
          We have never paid cash dividends on any of our securities. We do not currently anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
          There were no sales of unregistered securities during the quarter or year ended December 31, 2010 that have not been previously reported.
          For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA
          As a smaller reporting company, we are not required to provide the information required by this Item.

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
          While our existing notation products enjoy leading market positions, in the fourth quarter of 2010, we began the process of evaluating the potential to expand our reach outside of the market we have traditionally served with the assistance of an outside strategic consulting firm. As a result of this work, we are currently evaluating additional investments for our notation business.
          Our fiscal year 2010 resulted in continued sales growth for MakeMusic and, overall, a 4% increase over 2009 net revenue was achieved. SmartMusic revenue grew 20% due to our year over year subscription growth from 133,782 to 162,189 and price increases implemented in the third quarter of 2010, from $130 to $140 for teacher subscriptions and from $30 to $36 for student subscriptions. Notation revenue decreased 3% overall, which we attribute primarily to reductions in our sales to distribution partners, offset by stronger direct sales of our Finale products and downloads. Gross margin percentages were comparable at 83% in 2010 and 84% in 2009. Operating expenses increased in 2010, due to increased selling and marketing expenses as a result of the planned growth of marketing staff and expansion of our direct sales force. Development expenses also increased primarily due to consulting expenses incurred to support the release of SmartMusic 2011 and for the review of future notation product direction. Our net income before taxes in 2010 was $551,000 compared to $959,000 in 2009. Additionally, we reported a significant tax benefit in 2009. This tax benefit resulted primarily from reducing our valuation allowance against our deferred tax assets by $2,564,000 that represented management’s estimate of the realizability of our deferred tax assets. During 2010, we have maintained our policy established in the fourth quarter of 2009 of recording a deferred tax asset representing tax on three years of forecasted income, there continues to be enough uncertainty around our ability to forecast beyond three years that this policy is prudent. The primary uncertainties relate to technological changes beyond three years potentially impacting our Notation products. The tax benefit in 2010 was $461,000. As a result of the factors mentioned, we reported net income of approximately $1,012,000 in 2010 compared to net income of $3,453,000 in 2009.
          We believe our greatest growth potential lies with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles, skill-development exercises and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.
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
          SmartMusic Gradebook is a web-based grade book that is included with each teacher subscription designed to manage student assignments, grades, and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer, provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.
          Our educational sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. The SmartMusic quarterly site agreement totals are shown in the SmartMusic metrics table below.
          In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more. As of December 31, 2010, we reported 1,019 Gradebook teachers compared to 886 Gradebook teachers as of December 31, 2009.
The following table illustrates our quarterly SmartMusic metrics:

	Dec-09	Mar-10	Jun-10	Sep-10	Dec-10
Total Subscriptions	133,782	139,363	143,095	158,574	162,189
Educator Accounts	9,269	9,368	9,073	9,312	9,402
Educators who have issued assignments*	1,857	2,340	2,379	1,085	2,040
Gradebook Teachers*	886	1,156	1,172	415	1,019
Site Agreements	322	356	372	466	485
Site Agreement Educator Subscriptions	2,181	2,458	2,532	3,403	3,343

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
          The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 2,040, or 22%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook, and those teachers have 130,424 students receiving SmartMusic assignments.
          We increased the size of our educational sales force from 5 to 7 and our marketing staff from 8 to 9 in 2010 to strengthen our strategic sales and marketing initiatives. We expect to continue to aggressively invest in expanding our sales force to increase the penetration level of our target market. In addition, our development efforts have focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. As a result of the increased focus of our direct sales force and product enhancements, site agreement educator subscriptions increased 53%, from 2,181 at December 31, 2009, to 3,343 at December 31, 2010.
          We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 160,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic and we are focusing on finding additional ways to monetize it. As a result, we expect to make additional investments in development to leverage the SmartMusic platform and to increase our business model flexibility.

          The following table illustrates the net new SmartMusic subscriptions for each quarter for the years ended December 31, 2009 and 2010:

							Quarterly
Quarter End	Beginning	New	Renewed	Renewal	Subscriptions	Quarter End	Net New
Date	Subscriptions	Subscriptions	Subscriptions	Rate	Ended	Subscriptions	Subscriptions
3/31/2009	106,584	10,609	12,241	64%	19,116	110,318	3,734
6/30/2009	110,318	5,256	11,350	72%	15,865	111,059	741
9/30/2009	111,059	24,456	29,585	70%	42,523	122,577	11,518
12/31/2009	122,577	20,122	26,402	75%	35,319	133,782	11,205
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
6/30/2010	139,363	5,391	14,069	89%	15,728	143,095	3,732
9/30/2010	143,095	23,826	47,383	85%	55,730	158,574	15,479
12/31/2010	158,574	20,453	29,065	63%	45,903	162,189	3,615
          We define renewed subscriptions as those subscriptions that customers purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year as well as fluctuations in the date that music teachers implement their curriculum, we commonly see subscribers that have a delay of up to two months in renewing their subscription. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic subscriptions. In the fourth quarter of 2010, the SmartMusic renewal rate declined from prior quarters. We believe this can be attributed to the price increase that was implemented during the third quarter that resulted in early renewals and purchases prior to the increase. The renewal rate during the last six months of 2010 was 75% compared to 72% during the last six months of 2009. Additionally, there were some educators who delayed adoption of SmartMusic due to the late release and product functionality delays in SmartMusic 2011 Gradebook.
          We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2010. Our quarterly results will fluctuate as a result of the seasonality of the education market. Due to current economic conditions and concerns over school budgets, we remain cautious regarding our future financial projections. However, with increased revenues and, in particular, the growth in SmartMusic subscriptions, plus improvements in operational efficiency over the last few years and the establishment of contingency plans to be implemented if our revenue and cash flow objectives are not met, we feel that we can continue to achieve positive operating cash flow for the next twelve months.
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
          Allowance for doubtful accounts. Our distribution of notation products in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years. There were no significant uncollectible accounts in 2010 or 2009.
          Any sales directly to home users are prepaid and schools submit purchase orders for purchases. MakeMusic records an accrual for potential non-payments, which has historically been sufficient to cover uncollected accounts. Financial conditions in international markets and economic conditions can change quickly and our allowance for doubtful accounts cannot anticipate all potential changes.

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
          Inventory valuation. Inventories consisting of packaged product, materials and accessories are stated at the lower of cost or market, with cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed. Inventory is reviewed for obsolescence when the inventory is no longer used in products in their most current released version.
          Stock based compensation. Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation, (formerly known as SFAS 123R) requires us to measure and recognize in our Statements of Income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable, and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock.
          Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed, (formerly known as FAS 86) which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which includes individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Gradebook, whose capitalization and market introduction was completed in 2007, has been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Gradebook. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.
          Post contract support. We account for software maintenance offered on our Notation products in accordance with ASC 985-605, Software — Software Revenue Recognition, (formerly AICPA SOP 97-2) which states that revenue for post-contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license, the cost of providing PCS during the arrangement is insignificant, there are no unspecified upgrades, and only minor bug fixes are offered to licensed users. However, the estimated related costs are accrued in the same period that the sales price is recognized. We provide unlimited, free telephone, e-mail, and on-line technical support to our customers and, therefore, accrue an estimated cost of future support for our notation products in the period of sale.

          Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We have assigned all of our goodwill to the Notation reporting unit and compare the fair value of this reporting unit (effective January 2009), as computed primarily by applying a combination of income and market valuation approaches, to its book carrying value, including goodwill (step 1). If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 to arrive at an implied fair value of the goodwill, by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) and liabilities of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill is less than the reported value of goodwill, we would recognize an impairment loss equal to the difference. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by reporting units, the risks associated with those cash flows, and the discount rate to be utilized.
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
          As of December 31, 2010, we had U.S. net operating loss carry-forwards of approximately $15,771,000, Minnesota net operating loss carry-forwards of $5,946,000, and research and development tax credits of $1,164,000 and Minnesota research and development tax credits of $490,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.
          Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. During 2010, we have maintained our policy established in the fourth quarter of 2009 of recording a deferred tax asset representing tax on three years of forecasted income. There continues to be enough uncertainty around our ability to forecast beyond three years that this policy is prudent. The primary uncertainties relate to technological changes beyond three years potentially impacting our notation products. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of December 31, 2010 we have maintained a valuation allowance of $5,690,000. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,175,000 would have to be established for uncertain tax positions.
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
          In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL’s in the future will be limited.

Results of Operations
Comparison of the year ended December 31, 2010 to the year ended December 31, 2009
Net Revenue ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$10,712	$11,060	($348)	-3%
SmartMusic	6,436	5,382	1,054	20%

Total	$17,148	$16,442	$706	4%

          Net revenue increased 4% from $16,442,000 in 2009 to $17,148,000 in 2010.
          Notation revenue decreased $348,000 from $11,060,000 for the year ended December 31, 2009 to $10,712,000 for the year ended December 31, 2010. Notation revenue decreased in 2010 due to reductions in our sales to our distribution partners, offset by stronger direct sales of our Finale products and downloads.
          SmartMusic revenue increased by $1,054,000 from $5,382,000 for the year ended December 31, 2009 to $6,436,000 for the year ended December 31, 2010. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the expansion of our SmartMusic site agreement program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of December 31, 2010, there were 485 site agreements for SmartMusic compared to 322 site agreements as of December 31, 2009.
          SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the year ended December 31, 2010 was $4,970,000, an increase of $1,025,000, or 26%, over the year ended December 31, 2009. This increase is due to the increase in the total number of subscriptions as well as a price increase in the third quarter of 2010 when teacher subscriptions increased from $130 to $140 and student subscriptions increased from $30 to $36. Total unearned SmartMusic subscription revenue (deferred revenue) was $3,633,000 as of December 31, 2010, an increase of $799,000, or 28%, over the balance at December 31, 2009. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.
          SmartMusic has shown sustained growth since its launch. As of December 31, 2010, 9,402 schools have purchased SmartMusic, an increase of 1% over the 9,269 schools that had purchased it as of December 31, 2009. Total SmartMusic subscriptions as of December 31, 2010 numbered 162,189, representing a net gain of 28,407, or 21%, over the December 31, 2009 subscription count of 133,782.
          SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). As of December 31, 2010, we had 1,019 Gradebook teachers compared to 886 Gradebook teachers as of December 31, 2009. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
          Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2010 was $1,000,000, which was comparable to revenue of $953,000 for SmartMusic accessories for the year ended December 31, 2009.

Gross Profit ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$9,874	$10,120	($246)	-2%
SmartMusic	4,441	3,724	717	19%

Total	$14,315	$13,844	$471	3%

          Gross profit increased by $471,000 from $13,844,000 for the year ended December 31, 2009, to $14,315,000 for the year ended December 31, 2010. Notation gross profit declined due to the decline in revenue through our distribution partners. SmartMusic gross profit increased due to the increase in SmartMusic revenue, which resulted from an increased number of subscribers and subscription price increases. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Gross margin as a percentage of revenue was 83% and 84%, respectively, for the years ended December 31, 2010 and 2009.
Development expense ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$2,531	$1,898	$633	33%
SmartMusic	1,957	1,937	20	1%
Other	1,036	1,246	(210)	-17%

Total	$5,524	$5,081	$443	9%

          Development expenses increased $443,000 from $5,081,000 in 2009 to $5,524,000 in 2010. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Other development expenses are unallocated expenses not directly attributable to a particular segment and include IT infrastructure and website support costs.
          Notation development expenses increased primarily due to increased quality assurance costs for automated testing enhancements and consulting expenses relating to the engagement of an interactive design and strategic consulting company that assessed future notation product direction.
          SmartMusic development expenses increased primarily due to contractor labor used to support the release of SmartMusic 2011, which included enhancements to SmartMusic Gradebook functionality, as well as an increase of non-capitalized SmartMusic repertoire development. During the year ended December 31, 2010, numerous method books and 176 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 759 new titles in the year ended December 31, 2009. Net content development expenditures of $511,000 in 2010 and $570,000 in 2009 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years.
          Other development expenses declined as resources were assigned to SmartMusic to support the enhancements to SmartMusic 2011 and Gradebook functionality.

Selling and marketing expense ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$1,778	$1,816	($38)	-2%
SmartMusic	1,728	1,607	121	8%
Other	1,068	716	352	49%

Total	$4,574	$4,139	$435	11%

          Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Selling and marketing expenses increased from $4,139,000 in 2009 to $4,574,000 in 2010. This increase of $435,000, or 11%, is primarily due to an increase in SmartMusic expenses of $121,000 relating to personnel increases in educational sales and an increase in Other selling and marketing expenses of $352,000 due to increased personnel relating to our company-wide strategic sales and marketing initiatives and expanded focus on company-wide e-commerce efforts.
General and administrative expense ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$81	$77	$4	5%
SmartMusic	71	70	1	1%
Other	3,589	3,589	0	0%

Total	$3,741	$3,736	$5	0%

          General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt, and other general corporate expenses. General and administrative expenses increased by $5,000 from $3,736,000 in 2009 to $3,741,000 in 2010. General and administrative costs increased primarily as a result of legal and professional fees relating to the engagement of a national investment banking firm to pursue strategic alternatives and expenses relating to the departure of our former Chief Executive Officer in the fourth quarter of 2010, offset by a decrease in consulting expenses and voluntary disclosure sales tax payments.
Income from operations ($ in thousands)

	Year Ended December 31,
	2010	2009	Incr (Decr)%
Notation	$5,484	$6,329	($845)	-13%
SmartMusic	685	110	575	523%
Other	(5,693)	(5,551)	(142)	3%

Total	$476	$888	($412)	-46%

          Net income from operations decreased from $888,000 in 2009 to $476,000 in 2010. The decline in operating performance was primarily due to the overall increase in operating expenses noted above, when compared to the same period last year.
          The notation segment net income decreased from $6,329,000 in 2009 to $5,484,000 in 2010 due primarily to a decrease in revenue and increased development expenses. SmartMusic income from operations improved

$575,000 to $685,000 in 2010 due to increased SmartMusic revenue, which was partially offset by increased operating expenses, related primarily to development.
Interest income and expense, net
          Net interest income was $58,000 for the year ended December 31, 2010, compared to $56,000 in net interest income for the year ended December 31, 2009. The increase in net interest income was due to a larger cash balance during the year.
Income tax
          We recorded a net income tax benefit of $461,000 for the year ended December 31, 2010, compared to an income tax benefit of $2,494,000 for the year ended December 31, 2009.
          In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results in the most recent fiscal years and our assessment of expected future profitability and the overall prospects for our business. Based on all the available evidence, in the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, we reduced our valuation allowance by approximately $2,564,000. During 2010, we have maintained our policy established in the fourth quarter of 2009 of recording a deferred tax asset representing tax on three years of forecasted income. There continues to be enough uncertainty around our ability to forecast beyond three years that this policy is prudent. The primary uncertainties relate to technological changes beyond three years potentially impacting our notation products. As of December 31, 2010 and 2009 we have a remaining valuation allowance of approximately $5,690,000 against net deferred tax assets. In the event the valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of $3,175,000. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.
Liquidity and capital resources
          Cash flow from operating activities was $3,128,000 in the year ended December 31, 2010 compared to $3,233,000 in the year ended December 31, 2009, a decrease of $105,000. Included in the cash flow from operating activities are deferred income taxes of $2,564,000 in 2009 and $436,000 in 2010. The reduction in cash provided by operating activities was primarily due to the reduction in net income for fiscal 2010. Actual cash used in operations is typically highest in the first and second quarter, with the third and fourth quarters normally producing positive operating cash flow. These quarterly fluctuations are created by the notation product release cycle and the seasonality impact of sales to schools related to the school year fiscal calendar. Management expects to continue to achieve positive annual cash flow in the foreseeable future but not necessarily in each quarter. If we do not meet our anticipated revenue levels due to economic conditions, a significantly later-than-anticipated product release, or a decrease in demand for our products, management is committed to expense reductions as necessary to ensure adequate cash levels.
          Our primary liquidity and capital requirements have been for investment in product development primarily relating to the additional titles and method books being added into SmartMusic. Cash used in investing activities was $653,000 in the year ended December 31, 2010, compared to $788,000 in the year ended December 31, 2009. This $135,000 reduction was due to our decrease in property and equipment purchases and repertoire development spending. Current year expenditures were $143,000 for purchases of property and equipment and $511,000 for capitalization of repertoire development. We expect to incur higher levels of development spending in the future as our growth initiatives in both the notation and SmartMusic segments.
          Cash provided by financing activities was $114,000 in the year ended December 31, 2010, compared to cash used of $94,000 in the year ended December 31, 2009. This change is primarily due to stock option exercise activity. During 2010, $181,000 was received for the exercise of stock options and warrants, versus $86,000 received in 2009.

During 2010, one individual exercised stock options under a cashless exercise and, as a result, cash proceeds of $6,000 from the redemption were used to pay taxes withheld. During 2009, one individual exercised stock options under multiple cashless exercises and, as a result, cash proceeds of $121,000 from the redemption were used to pay taxes withheld. We do not expect any significant cash to be provided by the exercise of stock options or warrants in 2011 due to our current stock price and options outstanding.
          As of December 31, 2010, we had cash and cash equivalents of $11,532,000 and as of December 31, 2009, the balance was $8,943,000.
Contractual Obligations and Commitments
          As of December 31, 2010, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital Lease	Operating Lease	Total Lease
	Obligations	Obligations	Obligations
	(in thousands)
2011	$26	$48	$74
2012	5	0	5
Thereafter	0	0	0

	$31	$48	$79

          We expect to continue to incur operating lease obligations generally comparable to our existing lease payments following our anticipated lease renewal in March 2011. However, we have not yet executed a binding agreement regarding such amounts.
          From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2010 no such losses existed.
Off-Balance Sheet Arrangements
          None.
New accounting pronouncements. Refer to Note 3 in our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
MakeMusic, Inc.
          We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 4, 2011

MakeMusic, Inc.
Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$11,532	$8,943
Accounts receivable (net of allowance of $20 and $33 in 2010 and 2009, respectively)	1,238	1,277
Inventories	201	386
Deferred income taxes, net	2,786	2,070
Prepaid expenses and other current assets	252	294

Total current assets	16,009	12,970

Property and equipment, net	342	533
Capitalized software products, net	2,424	2,645
Goodwill	3,630	3,630
Long term deferred income taxes, net	214	494
Other non-current assets	2	6

Total assets	$22,621	$20,278

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$25	$61
Accounts payable	489	726
Accrued compensation	1,372	1,167
Other accrued liabilities	307	297
Post contract support	150	132
Reserve for product returns	380	414
Current portion of deferred revenue	3,603	2,913

Total current liabilities	6,326	5,710

Capital lease obligations, net of current portion	4	30
Deferred revenue, net of current portion	96	0
Other long term liabilities	0	8

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,895,983 and 4,756,891 in 2010 and 2009, respectively	49	48
Additional paid-in capital	66,632	65,980
Accumulated deficit	(50,486)	(51,498)

Total shareholders’ equity	16,195	14,530

Total liabilities and shareholders’ equity	$22,621	$20,278

See accompanying notes.

MakeMusic, Inc.
Statements of Income
(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2010	2009
Notation revenue	$10,712	$11,060
SmartMusic revenue	6,436	5,382

NET REVENUE	17,148	16,442

COST OF REVENUES	2,833	2,598

GROSS PROFIT	14,315	13,844

OPERATING EXPENSES:
Development expenses	5,524	5,081
Selling and marketing expenses	4,574	4,139
General and administrative expenses	3,741	3,736

Total operating expenses	13,839	12,956

INCOME FROM OPERATIONS	476	888

Other, net	75	71

Net income before income tax	551	959

Income tax benefit	(461)	(2,494)

Net Income	$1,012	$3,453

Income per common share:
Basic	$0.21	$0.74
Diluted	$0.21	$0.72

Weighted average common shares outstanding:
Basic	4,835,478	4,685,480
Diluted	4,913,887	4,771,734
See accompanying notes.

MakeMusic, Inc.
Statement of Shareholders’ Equity
(In thousands of U.S. dollars, except shares)

			Additional
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2008	4,635,529	$46	$65,716	$(54,951)	$10,811

Exercise of stock options and warrants	37,800	1	85	—	86

Redemption of stock, net of cashless option exercise	59,446	1	(121)		(120)

Issuance of restricted shares, net of forfeiture	24,116	—	—	—	—

Share based compensation	—	—	300	—	300

Net income	—	—		3,453	3,453

BALANCE AT DECEMBER 31, 2009	4,756,891	48	65,980	(51,498)	14,530

Exercise of stock options	76,179	1	180	—	181

Redemption of stock, net of cashless option exercise	6,980	—	(18)	—	(18)

Issuance of restricted shares	55,933	—	52	—	52

Share based compensation	—	—	438	—	438

Net income	—	—	—	1,012	1,012

BALANCE AT DECEMBER 31, 2010	4,895,983	$49	$66,632	$(50,486)	$16,195

                See accompanying notes.

MakeMusic, Inc.
Statements of Cash Flows
(In thousands of U.S. dollars)

	Year
	Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$1,012	$3,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,069	943
Gain on disposal of assets	(1)	(7)
Deferred income taxes, net	(436)	(2,564)
Share based compensation	438	300
Net changes in operating assets and liabilities:
Accounts receivable	39	121
Inventories	185	79
Prepaid expenses and other current assets	42	(1)
Accounts payable	(237)	353
Accrued liabilities and product returns	231	(21)
Deferred revenue	786	577

Net cash provided by operating activities	3,128	3,233

Cash flows from investing activities
Purchases of property and equipment	(143)	(227)
Proceeds from disposal of property and equipment	1	9
Capitalized development	(511)	(570)

Net cash used in investing activities	(653)	(788)

Cash flows from financing activities
Proceeds from stock options exercised	181	86
Payments for redemption of stock	(6)	(121)
Payments on capital leases	(61)	(59)

Net cash provided by (used in) financing activities	114	(94)

Net increase in cash and cash equivalents	2,589	2,351
Cash and cash equivalents, beginning of year	8,943	6,592

Cash and cash equivalents, end of year	$11,532	$8,943

Supplemental disclosure of cash flow information
Interest paid	$6	$10
Income taxes paid	136	5
Other non-cash investment and financing activities
Equipment acquired under capital lease	0	18
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
2. Summary of Significant Accounting Policies
Revenue Recognition
          Notation revenue is primarily derived from the sale of perpetual license agreements to end users and a dealer network for “off the shelf” products which are easily installed and used by the customer. Post contract support revenue is recognized at the time of sale, the cost associated with the support is accrued. SmartMusic subscription revenue is generated from the sale of term license agreements with a subscription to our current repertoire of songs and access to all future titles released during the subscription period. SmartMusic revenue is recognized over the lives of the term license agreements. Software revenue is recognized in accordance with ASC 985-605, Software — Software Revenue Recognition, (formerly AICPA SOP 97-2) when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. We recognize revenue from the sale of SmartMusic accessories based on the fair value of the individual components based on standalone sales.
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
          Shipping and handling charges are accounted for in accordance with ASC 605-45, Revenue Recognition — Principal Agent Considerations, (formerly EITF No. 00-10) with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Net revenue for the years ended December 31, 2010, and 2009 includes $746,000 and $779,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2010 and 2009 includes $444,000 and $439,000 of shipping expense, respectively.
          We record revenue net of any sales tax, use tax and value added tax. Sales taxes collected from our customers are included in accounts payable until remitted to the appropriate taxing jurisdiction.
Net Income Per Common Share
          For years ended December 31, 2010, and 2009 diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share (Note 5). The dilutive effect of the additional shares for the years ended December 31, 2010 and 2009 was to increase the weighted average common shares outstanding by 78,409 and 86,254 respectively.

2. Summary of Significant Accounting Policies (Continued)
Fair Value of Financial Instruments
          At December 31, 2010, and 2009 the carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their market values based on the short-term maturities of these instruments.
Cash and Cash Equivalents
          Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value. Cash balances at December 31, 2010 and 2009 exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.
Accounts Receivable
          Accounts receivable are recorded for all credit sales at the time the products are shipped to the customers. Credit terms for dealers and distributors are generally net 30 days and are granted on the basis of credit references and payment history. Certain large volume dealers and distributors are granted payment terms of greater than 30 days. Schools submit purchase orders for shipments with payment due in 30 days. Sales to individuals are paid prior to shipment with a credit card or prepayment with the order. Payments not received within the agreed-upon terms are considered past due.
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

2. Summary of Significant Accounting Policies (Continued)
Product development
          Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed, (formerly FAS 86). The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable. Costs incurred on notation products relating to the annual development of upgrades are expensed as incurred.
          Costs capitalized in accordance with ASC 985-20 for the development of SmartMusic Gradebook application as of December 31, 2010 and 2009, net of amortization and reserves were $128,000 and $230,000 respectively. The capitalized amount represents costs of developing the SmartMusic Gradebook interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. The capitalized costs are being amortized over a five-year period. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable.
          As of December 31, 2010, and 2009, costs capitalized for the development of repertoire software, net of amortization and reserves, were $2,296,000 and $2,415,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable. For the years ended December 31, 2010 and 2009, amortization expense was $735,000 and $449,000, respectively.
Goodwill
          Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles — Goodwill and Other, (formerly SFAS 142) goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist (see Note 4).
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
          In the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, based on the estimated tax on three years of forecasted net income, we reversed approximately $2,564,000 of our valuation allowance in fiscal year 2009 which was recorded as a one-time income tax benefit. As of December 31, 2010, we have a remaining valuation allowance of approximately $5,690,000 against net deferred tax assets. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic.
          The following table illustrates the change in our reserve for uncertain tax positions during the year ended December 31, 2010. These amounts represent unrecorded tax net operating loss carry forwards and therefore they are not reflected as a liability on our balance sheet ($ in thousands):

Balance at January 1, 2010	$3,133

Additions based on tax positions related to the current year	99

Net reductions for tax provisions of prior years	(57)

Settlements	—

Balance at December 31, 2010	$3,175

          In the event that we utilize the unrecorded tax net operating losses prior to its expiration in 2023 we will need to recognize a reserve for uncertain tax positions of $3,175,000.
          Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2010 and December 31, 2009, we have recognized no liability related to interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.
          As of December 31, 2010, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2010, are 2005 to 2010.

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
          Compensation cost recognized in 2010 and 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the standards then in effect, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated.
          Stock based compensation expense for the year ended December 31, 2010 was $438,000, plus an additional $63,000 accrued until restricted shares are issued in 2011. Stock compensation for the year ended December 31, 2009 was $300,000.
          During 2010 and 2009 we used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table:

	2010	2009
Risk-free interest rate	1.45%	1.27%
Expected life, in years	3.8	4.2
Expected volatility	79.71%	76.61%
Dividend yield	0.00%	0.00%
          Expected volatility is based on the historical volatility of our share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based on management’s estimate of when the option will be exercised which is generally the midpoint between the vesting period and the contractual life. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Advertising and Promotion
          Product costs for promotional samples are classified in the statement of income as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $872,000 and $905,000 for the years ended December 31, 2010 and 2009, respectively.
Use of Estimates
          Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.
Reclassification
          Certain amounts have been reclassified in the 2009 balance sheet to be consistent with the 2010 balance sheet presentation. This reclassification resulted in an increase in the current asset for deferred income taxes of $483,000 and corresponding decrease in the long term asset for deferred income taxes.

3. New Accounting Pronouncements
          In September 2009, the FASB issued new accounting guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will have any impact on our consolidated financial statements.
          In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help determine what is “essential to the functionality.” Software-enabled products will not be subject to other revenue recognition guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009, noted above. We must apply the new guidance on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. We are currently evaluating the impact of this accounting guidance, but do not expect adoption will have any impact on our consolidated financial statements.
4. Supplemental Balance Sheet Information
Inventories
Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)

Components	$152	$317
Finished goods	80	138
Reserve for obsolescence	(31)	(69)

	$201	$386

Property and Equipment
Property and equipment consists of the following:

	December 31,
	2010	2009
	(In thousands)

Computer equipment and software	$2,453	$2,551
Office furniture and other	483	482

	2,936	3,033
Less accumulated depreciation	(2,594)	(2,500)

	$342	$533

     Depreciation expense for years ended December 31, 2010 and 2009 was $334,000 and $383,000, respectively.

4. Supplemental Balance Sheet Information (Continued)
     Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $222,000 of gross assets held as capital leases during 2010 and 2009 which had accumulated depreciation of $204,000 and $138,000 as of December 31, 2010 and 2009, respectively.
Capitalized Software Products
Capitalized software products are as follows:

	December 31,
	2010	2009
	(In thousands)

Repertoire development	$4,491	$4,032
Software translation	125	125
SmartMusic website	461	461
SmartMusic Gradebook development	511	511

	5,588	5,129
Less accumulated depreciation and amortization	(3,164)	(2,484)

	$2,424	$2,645

          Amortization expense related to the capitalized software was $735,000 and $556,000 for the years ended December 31, 2010, and 2009, respectively. Of the $2,424,000 in capitalized software as of December 31, 2010, $423,000 is for repertoire development in progress that has not yet been released into a current product. Of the $2,645,000 in capitalized software as of December 31, 2009, $566,000 is for repertoire development in progress that had not been released. When the content that is currently in development is released into current product, these additional amounts will also be amortized over five years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2011	$818
2012	699
2013	501
2014	268
2015	138

$2,424

Goodwill
          Goodwill of $3,630,000 resulted from a reverse merger in 2000. MakeMusic has two reporting units and assigned all goodwill to the Notation reporting unit. On an annual basis, or more often if indicators of impairment exist, we evaluate goodwill to determine whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2010, and 2009 indicated no impairment had occurred.

4. Supplemental Balance Sheet Information (Continued)
Deferred Revenue
          Deferred revenue is primarily composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, and other deferred revenue and deposits, as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred SmartMusic subscription revenue, current	$3,537	$2,834
Deferred notation revenue	28	42
Deposits	38	37

Current Deferred Revenue	3,603	2,913
Deferred SmartMusic subscription revenue, long-term	96	0

	$3,699	$2,913

Other Accrued Liabilities
          Other accrued liabilities are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2010	2009
	(In thousands)

Accrued royalties	$119	$82
Other	188	223

	$307	$305

5. Shareholders’ Equity
Stock Options and Warrants
          MakeMusic has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 1,500,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be equal to or more than the stock’s fair market value at the grant date. There were 504,536 options outstanding under the 2003 plan as of December 31, 2010.

5. Shareholders’ Equity (Continued)
          The following table represents stock option and restricted stock activity for the year ended December 31, 2010:

				Weighted Average	Weighted Average
	Shares Reserved	2003 Plan		Option Exercise	Remaining Contract
	for Future Grant	Restricted Shares	Plan Option Shares	Price	Life
At December 31, 2009	586,047	24,116	445,755	$5.09

Authorized	—	—	—
Granted	(309,433)	55,933	253,500	$4.79
Expired	1,250	—	(1,250)	$2.35
Cancelled	83,239	—	(83,239)	$4.72
Exercised	—	—	(110,230)	$2.77

At December 31, 2010	361,103	80,049	504,536	$5.51	3.7 Years

Outstanding Exercisable Options at December 31, 2010			259,201	$6.2	1.8 Years

          The weighted-average fair value of options granted during 2010 and 2009 (computed using the Black-Scholes method) was $2.67 and $2.05, respectively.
          The following summarizes information about stock options outstanding at December 31, 2010:

				Options Outstanding
Range of Exercise Prices				Weighted Remaining		Options Exercisable
				Contractual Life	Weighted Exercise		Weighted Exercise
From		to	Number Outstanding	(in Years)	Price	Number Outstanding	Price

$0.00	to	$3.50	60,392	4.24	$3.21	27,750	$2.92
$3.51	to	$6.00	329,313	3.88	$5.12	129,995	$5.64
$6.01	to	$10.00	84,833	2.68	$6.96	76,458	$7.02
$10.01	to	$11.00	29,998	3.37	$10.21	24,998	$10.22

		Total	504,536	3.69	$5.51	259,201	$6.20

          At December 31, 2010, the aggregate intrinsic value of options outstanding was $248,000 and the aggregate intrinsic value of options exercisable was $88,000. Total intrinsic value of options exercised during 2010 was $289,000. At December 31, 2010, there was $316,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2010, there was $39,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.
          There were no new warrants issued during 2010 or 2009. Total warrants of 15,000 at an exercise price of $6.60 were outstanding at December 31, 2010, all of which are exercisable. There were 15,083 warrants that expired during the fiscal year ended December 31, 2010 and no warrants that expired during the fiscal year ended December 31, 2009. The 15,000 remaining warrants will expire in 2011.

6. Commitments
Capital Lease Obligations
          Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2011	$26
2012	5

Total minimum lease payments	31
Less amount representing interest	(2)

Present value of net minimum lease payments	29
Less current portion	(25)

Long-term portion	$4

Operating Leases
          The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2010, are as follows (in thousands):

2011	$48

Total	$48

          Rent expense, including common area maintenance expense for the years ended December 31, 2010, and 2009 was $247,000 and $251,000, respectively.
7. 401(k) Savings Plan
          The Company has a 401(k) savings plan for the benefit of qualified employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company, at the discretion of the Board of Directors, may elect to make additional discretionary contributions. The Company made no contributions to the plan in 2010 or 2009.

8. Income Taxes
          The tax effects of temporary differences for 2010 and 2009 at assumed effective annual rates of 37.4% and 37.8%, respectively (combined federal rate and state tax rate) for both years are shown in the following table:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$5,747	$6,474
Research and development credits	1,164	1,069
Alternative minimum tax credit	36	0
Minnesota research and development credits	490	0
Inventory	16	26
Depreciation and amortization	131	114
Deferred revenue	1,370	1,087
Software development and prepaid royalties	69	55
Accrued expenses	586	420
Accounts receivable	7	13
Valuation allowance for deferred tax assets	(5,690)	(5,690)

Deferred tax assets	$3,926	$3,568
Deferred tax liability:
Software development costs	926	1,004

Net deferred tax assets	$3,000	$2,564

          The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	December 31,
	2010	2009
	(In thousands)
Current assets	$2,786	$2,070
Long-term assets	214	494

Net deferred tax assets	$3,000	$2,564

          The components of income tax benefit are as follows:

	December 31,
	2010	2009
	(In thousands)
Current tax expense (benefit)	$(25)	$70
Deferred tax benefit	(436)	(2,564)

Total tax benefit	($461)	($2,494)

8. Income Taxes (continued)
          Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of the net deferred tax assets and has provided a valuation allowance of $5,690,000 in 2010 and 2009.
          A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense (benefit) included in the statements of income is as follows:

	December 31,
	2010	2009
	(In thousands)
Income tax expense computed at the statutory rate	$187	$326
State tax expense, net of calculated federal income tax effects	19	37
R&D Credits	(140)	(10)
Change in Valuation Allowance	(621)	(2,922)
Permanent differences	77	80
Other	17	(5)

Income tax benefit	$(461)	$(2,494)

Net Operating Losses
          At December 31, 2010, we had federal net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates:

	Federal	Research and
	Net Operating Loss	Development Credits
	(In thousands)
2011	$910	$43
2012	1,736	38
2018	770	46
2019	491	36
2020	—	—
2021	1,474	72
2022	1,275	116
2023	9,115	72
2024	—	91
2025	—	68
2026	—	72
2027	—	168
2028	—	101
2029	—	100
2030	—	141

	$15,771	$1,164

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

9. Litigation
          On September 14, 2010, a complaint was filed against us by Uniloc USA, Inc. and Uniloc Singapore Private Limited (collectively “Uniloc”) in the United States District Court for the Eastern District of Texas. The complaint alleges infringement of Uniloc’s patent for securely registering software and other digital media to prevent illicit copying and software piracy and seeks a permanent injunction. In addition, Uniloc is seeking compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We are one of approximately 60 companies that have been similarly sued by Uniloc. Further, the United States Patent and Trademark Office recently issued an initial rejection for all of the claims of the Uniloc patent at issue in the litigation. Management believes that the claims involved in the suit are without merit and does not expect the litigation to have a material adverse effect on our business, financial condition, or results of operations. We will, however, incur costs and diversion of management resources in defending the infringement claim. Moreover, because litigation is inherently uncertain, we cannot guarantee that the outcome of this litigation will be favorable to us or that material damages will not be awarded against us.
          In the ordinary course of business, we may be party to additional legal actions, proceedings, or claims. Corresponding costs are accrued when it is probable that a loss will be incurred and the amount can be precisely or reasonably estimated. Other than the litigation described above, we are currently not aware of any threatened or actual litigation that would have a material effect on its financial condition or results of operations.
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

10. Segment and Geographic Data (Continued)
          MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented. The following table presents results of operations by reportable segment (in thousands):

	For the Year Ended December 31, 2010				For the Year Ended December 31, 2009
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$10,712	$6,436	$0	$17,148	$11,060	$5,382	$0	$16,442

COST OF REVENUES	838	1,995	0	2,833	940	1,658	0	2,598

GROSS PROFIT	9,874	4,441	0	14,315	10,120	3,724	0	13,844
Percentage of Net Revenue	92%	69%	0%	83%	92%	69%	0%	84%

OPERATING EXPENSES:

Development expenses	2,531	1,957	1,036	5,524	1,898	1,937	1,246	5,081
Selling and marketing expenses	1,778	1,728	1,068	4,574	1,816	1,607	716	4,139
General and administrative expenses	81	71	3,589	3,741	77	70	3,589	3,736

Total Operating Expenses	4,390	3,756	5,693	13,839	3,791	3,614	5,551	12,956

Income/(Loss) from Operations	5,484	685	(5,693)	476	6,329	110	(5,551)	888

Other Expense	0	0	536	536	0	0	2,565	2,565

NET INCOME/(LOSS)	$5,484	$685	($5,157)	$1,012	$6,329	$110	($2,986)	$3,453

          All of our long-lived assets are located in North America. The geographic distribution of our revenues is summarized in the following table:

	December 31,
	2010	2009
	(In thousands)
Net sales:
North America	$14,525	$13,921
Europe	1,220	1,314
Japan	890	716
Other foreign countries	513	491

	$17,148	$16,442

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

ITEM 9A. CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
          Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.
          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
          The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position
Robert B. Morrison	49	Chairman of the Board
Trevor A. D’Souza	45	Director
Keith A. Fenhaus (1)	53	Director
Jeffrey A. Koch	46	Interim Chief Executive Officer
Graham Richmond	38	Director
Michael Skinner	60	Director
Karen L. VanDerBosch	47	Chief Financial Officer, Chief Operating Officer and Treasurer

(1)	The Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert” under the applicable federal securities laws.
          Current committee membership is as follows;

Audit Committee	Compensation Committee	Governance Committee
Keith A. Fenhaus, Chair	Michael Skinner, Chair	Graham Richmond, Chair
Trevor A. D’Souza	Keith A. Fenhaus	Robert B. Morrison
Graham Richmond	Robert B. Morrison	Trevor A. D’Souza
          Jeffrey A. Koch joined MakeMusic as a director on July 20, 2006, was elected the Chairman of the Board on October 19, 2006, and was appointed to serve as interim Chief Executive Officer on November 10, 2010. Mr. Koch was employed as a corporate bond trader with Agency Trading Group, Inc. from August 2009 to November 2010. From 2005 to 2009, Mr. Koch was the Chief Executive Officer of LaunchEquity Partners, LLC, a firm that specializes in investing in early stage companies with high growth potential in both the public and private markets. Prior to founding LaunchEquity Partners, Mr. Koch was the co-head of the High Yield Bond business at Metropolitan West Asset Management from 2003 to 2004. From 1989 to 2002, Mr. Koch held the position of Portfolio Manager of various fixed income portfolios for Strong Capital Management, the most recent being the head of the High Yield Bond business from 1996 to 2002. Mr. Koch received a B.S. from the University of Minnesota, Morris in 1987 and an MBA from the John M. Olin School of Business at Washington University in St. Louis in 1989. Mr. Koch is a Chartered Financial Analyst.
          Trevor D’Souza joined the Board March 2, 2010, in connection with an agreement dated March 2, 2010 among MakeMusic, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners, relating to MakeMusic’s Board composition and certain other matters (the “LaunchEquity Agreement”). Mr. D’Souza serves as a member of the Audit Committee and Governance Committee. Mr. D’Souza is a managing director of Great Lakes Ventures, LLC. In addition, since 2000, Mr. D’Souza has served as Managing Director of Mason Wells, where he is responsible for managing the venture investment activities of the firm. Through his role with Mason Wells, Mr. D’Souza has served as a director of a number of companies, including: Teramedica, Inc. (chairman, 2001-present), Zystor Therapeutics, Inc. (2004-2010), Deltanoid Pharmaceuticals, Inc. (2001-present), OpGen, Inc. (2002-2009), NameProtect, Inc. (chairman, 2001-2007), Mezzia, Inc. (2001-2006), and Dedicated Computing (2007-2009). Prior to joining Mason Wells, Mr. D’Souza served as the President and CEO of Pharmasoft North America, Inc. from 1997 to 1999, and as a Program Manager for Booz-Allen & Hamilton from 1994 to 1997. Mr. D’Souza earned a Masters Degree in Business Administration from George Washington University, and a Bachelor of Science in Engineering from the Catholic University of America. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. D’Souza to serve as a director of MakeMusic because he has significant board experience, particularly with respect to companies that are similar in size to MakeMusic, as well as valuable business and management expertise. The Board believes these experiences will allow Mr. D’Souza to understand issues that face MakeMusic, and to contribute to oversight of compliance with SEC and accounting rules.
          Keith A. Fenhaus was elected as a director on March 15, 2007. Mr. Fenhaus has served as the Audit Committee Chairman since the date of his appointment and has served as a member of the Compensation Committee since November 2010. In 2010, Mr. Fenhaus was promoted to President of Hallmark Business Connections which includes all the business-to-business entities of Hallmark Cards, Inc. Prior to 2010, Mr. Fenhaus was President of Hallmark Insights, a wholly-owned subsidiary of Hallmark Cards, specializing in business incentive solutions. Mr. Fenhaus has previously served Hallmark Insights, where he has been employed since 1992, as Executive Vice President and Chief Financial Officer. Prior to joining Hallmark Insights, Mr. Fenhaus was the Chief Financial Officer of Sheffert & Wein. His previous positions included Senior Vice President, Finance, Community Financial Services at First Bank (now US Bank), and Vice President and Controller at Norwest Mortgage (now Wells Fargo Home Mortgage). Mr. Fenhaus has a bachelor of business administration degree from the University of Wisconsin. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Fenhaus to serve as a director of MakeMusic because his business leadership experience allows him to understand the challenges and requirements applicable to a public company, particularly companies that are to MakeMusic in size and structure, and his education and financial industry experience give him an ability to understand generally accepted accounting principles and internal control procedures and analyze and evaluate financial statements.
          Robert B. Morrison was appointed to the Board of Directors on July 9, 2007 and became Chairman of the Board on November 10, 2010. Mr. Morrison serves on the Compensation Committee and Governance Committee. Mr. Morrison is co-founder of Quadrant Arts Education Research, one of the nation’s leading research and market intelligence organizations focusing on music and arts education. Quadrant serves both the commercial and governmental sectors and has pioneered ground breaking research on the status and condition of arts education in the United States. Prior to founding Quadrant, Mr. Morrison was the founder and chairman emeritus of Music for All (MFA), a not-for-profit educational organization whose mission is expand access to music and arts education. Mr. Morrison also served as the Chief Executive Officer of the VH1 Save the Music Foundation, the national non-profit organization committed to restoring music education in America’s public schools. Mr. Morrison has also served as director of market development for NAMM, the international music products association, was an executive director of the American Music Conference (AMC), where he directed AMC’s media efforts, and was a senior executive with the Pearl Corporation. Mr. Morrison has received an honorary doctorate degree from the State University of New York, the Mr. Holland’s Opus Award from the National Academy of Recording Arts and Science and the Life Achievement Award from the Music Distributors Association. Mr. Morrison has earned both an Emmy and Peabody Award for his work on behalf of music education. Mr. Morrison served as a member of the board of trustees for the Berklee College of Music in Boston and currently serves on several national music and arts education policy boards. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Morrison to serve as a director of MakeMusic because his industry experience allows him to understand MakeMusic’s challenges, strategies and potential opportunities. He shares MakeMusic’s commitment to music education, and his extensive connections in the education market segments and music products industry all contribute to Mr. Morrison’s ability to help challenge and guide MakeMusic’s long-term strategies.
          Graham Richmond was elected to the Board of Directors on July 25, 2006. Mr. Richmond is Chairman of the Governance Committee and is currently a member of the Audit Committee. Mr. Richmond is the Chief Executive Officer and co-founder of Clear Admit, LLC, an educational counseling company focused on management education. Prior to launching Clear Admit at the end of 2001, Mr. Richmond worked as an admissions counselor and technology consultant for the Wharton School at the University of Pennsylvania. Mr. Richmond’s career also includes a position as Vice President of Marketing and Operations at MCS Multi-App, an educational technology company that served the leading law and business schools with software applications in the 1990s. Beyond his professional career, Mr. Richmond has pursued his passion for music as a classical and jazz flautist and singer/songwriter/guitarist. He holds an undergraduate degree in art history from Swarthmore College and an MBA in entrepreneurial management from the Wharton School at the University of Pennsylvania. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Richmond to serve as a director of MakeMusic because his business leadership experience and education allow him to understand MakeMusic’s challenges and strategies, and his knowledge of e-commerce marketing strategies complement MakeMusic’s strategy and products.
          Michael Skinner was appointed to the Board of Directors on November 20, 2006, and is Chairman of the Compensation Committee. Mr. Skinner is a summa cum laude graduate of Berklee College of Music with a bachelor’s degree in music education. He received his master’s degree in music composition from the University of Miami. Mr. Skinner has worked as a composer, arranger, clinician, and performer, as well as a music educator, having taught elementary through high school music. In 1986, Mr. Skinner became the national clinician for Vandoren and a Yamaha performing artist. He later became marketing manager for J. D’Addario & Co., marketing Vandoren products as well as J. D’Addario education products. From 1991-2001, Mr. Skinner served as the marketing manager for education products for the Band & Orchestral Division, Yamaha Corporation of America. During his tenure at Yamaha Mr. Skinner managed the technology driven education system called Music In Education ™, a software and hardware based keyboard system integrating curriculum and assessment into a keyboard lab. In July of 2001, he returned to J. D’Addario & Co. as Director of Marketing for Band & Orchestra products. In July 2004, Mr. Skinner formed DANSR and became the sole U.S. importer of Vandoren Products. Today, he remains the President of DANSR. In January 2011, Mr. Skinner was appointed to the board of NAMM, a trade association for the global music products industry. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Skinner to serve as a director of MakeMusic because his extensive experience in marketing to music educators and music product retailers allow him to understand MakeMusic’s opportunities and challenges and make strategic contributions.
          Karen L. VanDerBosch joined MakeMusic as Chief Financial Officer and Treasurer in December 2006. On November 10, 2010, Ms. VanDerBosch was also appointed Chief Operating Officer. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software, and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc. Ms. VanDerBosch holds a bachelor of science degree in accounting from the University of Minnesota.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers, directors, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of MakeMusic. Officers, directors, and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports furnished to MakeMusic, during the fiscal year ended December 31, 2009 all Section 16(a) filing requirements applicable to Insiders were complied with the exception of the following: Jeff Koch filed a late Form 4 on January 11, 2011 for options granted November 10, 2011 and Karen VanDerBosch filed a late Form 4 on January 13, 2011 for options granted November 30, 2010.
Code of Ethics and Business Conduct
          The Board has a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of our employees, directors, and officers, including our principal executive officer, principal financial officer, and controller. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. The Code of Ethics is available in print, free of charge to any stockholder who sends a request for a paper copy to MakeMusic, Inc., Attn: Investor Relations, 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota 55344-3848. MakeMusic intends to include on its website any amendment to, or waiver from, a provision of its Code of Ethics that applies to our principal executive officers, principal financial officer, and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Audit Committee
          The current members of our Audit Committee are Mr. Fenhaus (Chair), Mr. D’Souza and Mr. Richmond. Our Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC. The Board has further determined that all members of the Audit Committee are “independent” within the meaning of the applicable listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act.
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
Employment Agreements and Termination of Employment Agreements
          On November 10, 2010, the Company entered into an employment agreement with Jeffrey Koch upon hiring him to serve as interim Chief Executive Officer. Pursuant to the agreement, the Company granted Mr. Koch a five-year stock option to purchase 50,000 shares of the Company’s common stock. In addition, Mr. Koch’s employment agreement provided for an annualized base salary of $222,480 for 2010, which increased to $229,154 as of January 1, 2011. Mr. Koch’s employment agreement also provides that he is eligible for non-equity incentive compensation as determined by the Board of Directors or a committee. For 2010, Mr. Koch was eligible to receive, on a pro-rated basis for the portion of the year during which he served as interim Chief Executive Officer, a cash incentive award equal to 80% of his base salary and to receive a restricted stock incentive award equal to 80% of his salary, with actual compensation dependent upon achievement during 2010 of company financial objectives set by the Compensation Committee for the fiscal year. Mr. Koch is also eligible to receive certain other benefits that we make available to executive officers, including medical and dental insurance, retirement plans, life insurance and disability plans. Mr. Koch’s employment agreement has an indefinite term and is effective until Mr. Koch’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by the Company with or without cause, or by Mr. Koch. If the Company terminates Mr. Koch without cause prior to November 9, 2011, he would be entitled to receive monthly cash payments equal to his then-current base salary through that date.
          On May 8, 2009 the Company entered into an employment agreement with former Chief Executive Officer Ron Raup. For 2010, Mr. Raup’s annualized base salary was $222,480 and he was eligible to receive cash incentive compensation equal to 80% of his base salary and to receive a restricted stock incentive award equal to 80% of his base salary, with actual compensation dependent upon achievement during 2010 of company financial objectives determined by the Compensation Committee. On November 10, 2010, the Board of Directors accepted the resignation of Mr. Raup from his position as Chief Executive Officer, which terminated Mr. Raup’s employment agreement. In connection with his resignation, the Company entered into a separation agreement with Mr. Raup, pursuant to which he has or will receive separation payments in the aggregate amount of approximately $222,480 (his base salary in effect at the time of his resignation) and pro-rated cash and equity incentive awards. Mr. Raup’s stock options will remain exercisable to the extent permitted by the stock option agreements governing the awards. Mr. Raup was also entitled to receive payment for accrued paid time off.
          On May 8, 2009, the Company entered into an employment agreement with Karen VanDerBosch, pursuant to which Ms. VanDerBosch was paid an annual base salary of $190,550 in 2010. In addition, Ms. VanDerBosch’s employment agreement provides that she may be eligible for non-equity incentive compensation as determined by the Board of Directors or a committee. For 2010, Ms. VanDerBosch was eligible to receive a cash incentive award equal to 60% of her base salary and to receive a restricted stock incentive award equal to 60% of her salary, with actual compensation dependent upon achievement during 2010 of company financial objectives that are set by the Compensation Committee for the fiscal year. Ms. VanDerBosch is also eligible to receive certain other benefits that we make available to executive officers, including medical and dental insurance, retirement plans, life insurance and disability plans. Ms. VanDerBosch’s employment agreement has an indefinite term and is effective until Ms. VanDerBosch’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by the Company with or without cause, or by Ms. VanDerBosch. If we terminate Ms. VanDerBosch without cause, she would be entitled to receive monthly cash payments equal to her then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.
Base Salaries
          In determining appropriate base salaries for executives in fiscal 2010, in addition to reviewing market data, the Compensation Committee considered:
•	the Chief Executive Officer’s recommendation as to compensation for all other executive officers;

•	the scope of responsibility, experience, time in position, and individual performance of each officer, including the Chief Executive Officers;

•	the effectiveness of each executive’s leadership performance and potential to enhance stockholders value; and

•	internal equity.
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
Executive Incentive Compensation
          In order to provide motivation to our Named Executive Officers (as defined below) and other key employees, we award performance-based compensation upon their achievement of goals that the Compensation Committee identifies on an annual basis. On March 2, 2009, the Compensation Committee of the Board of Directors adopted an Executive Incentive Compensation Plan (the “Executive Plan”). The Compensation Committee subsequently approved revisions to the Executive Plan on May 5, 2009. The Executive Plan was used to provide incentive compensation to our Named Executive Officers and other key employees in 2010 and is intended to be available for use in 2011 and future years. The Executive Plan is applicable to our Named Executive Officers and certain other key employees, as designated by the Compensation Committee. Participants have the potential to earn cash and restricted stock. In addition, the Compensation Committee may grant options to participants or other employees if certain performance levels are achieved. All equity awards made pursuant to the Executive Plan are be governed by our 2003 Equity Incentive Plan, or any amended version thereof.
          The amount of cash and the number of options and shares of restricted stock awarded to our Named Executive Officers in each of 2010 and 2009 was based on our achievement of Management Bonus Objectives (“MBOs”). When selecting the MBOs, the Compensation Committee considers our business plan, the individual skills and potential of the participants, targeted total compensation amounts based on publicly available market data, and recommendations from the Chief Executive Officer.
          For 2010 and 2009, the MBOs under the Executive Plan were based on achievement of quantifiable financial performance in accordance with the annual business plan and included free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions. In fiscal 2010, the Chief Executive Officer and interim Chief Executive Officer were each eligible to earn a maximum of $177,984 cash and $177,894 worth of restricted stock (pro-rated according to the duration of their service) and the Chief Financial Officer was eligible to earn a maximum of $114,330 cash and $114,330 worth of restricted stock. These MBOs and target incentive compensation amounts reflect the Compensation Committee’s belief that annual incentives should be closely aligned with financial performance.

          The Compensation Committee evaluates the Company’s performance after each completed fiscal year to determine the amount of cash and the number of shares of restricted stock each participant has earned.
Material Terms of Non-Equity Incentive Plan Awards
          The Named Executive Officers were not entitled to receive discretionary payments which would be characterized as “Bonus” payments for the fiscal years ended December 31, 2010 and December 31, 2009. Amounts listed for each of 2010 and 2009 in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation,” were approved by the Compensation Committee on February 16, 2011 and February 23, 2010, respectively. These payments are intended to compensate the executive officers for services rendered in fiscal 2010 and 2009, respectively.
          The Compensation Committee considers annual performance-based cash awards to be a motivational method for encouraging and rewarding individual performance that contributes to our overall company performance. Target performance-based compensation amounts are positioned to be competitive with market data and for awards based on performance in fiscal year 2010 ranged as a percentage of salary from 60% to 80% for the Named Executive Officers with an increasing scale if financial performance was exceeded. These amounts reflect the program’s objective to reward individual performance that contributes to our overall performance.
          As shown in the column entitled “Non-Equity Incentive Plan Compensation,” of the Summary Compensation Table, actual cash incentive awards paid to our executive officers pursuant to MBOs ranged from 40% to 54% of base salary in fiscal 2010. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2010.
Long-Term Incentive Compensation
          Our long-term incentive compensation in the form of stock option and restricted stock awards is designed to attract and retain key executives, build an integrated management team, reward innovation and performance, and share long-term successes. The intent is to align executive and shareholder interests, thereby increasing shareholder value.
          Based on the amounts of total compensation listed in the Summary Compensation Table, long-term variable compensation represented from 32% to 60% of total compensation for the Named Executive Officers in fiscal year 2010, which is consistent with the committee’s overall compensation objectives. During fiscal 2010, long-term variable compensation included an option to purchase 25,000 shares issued to Karen VanDerBosch upon her assumption of the additional duties of Chief Operating Officer and an option to purchase 50,000 shares issued to Jeffrey Koch upon his appointment as Chief Executive Officer.
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
          On February 1, 2010, we granted seven-year incentive stock options to Ronald Raup and Karen VanDerBosch in recognition of performance during the 2009 fiscal year. Because the options were granted in 2010, they are classified as 2010 compensation in the Summary Compensation Table. Mr. Raup and Ms. VanDerBosch each received an option to purchase 40,000 shares of common stock. The shares vest ratably over 48 months beginning February 28, 2010 and ceasing January 31, 2014. The options have an exercise price of $4.56. Mr. Raup forfeited the unvested portion of his award upon his separation from service.

          On November 10, 2010, we granted a five-year incentive stock option to Jeffrey Koch upon hiring him to serve as interim chief executive officer. The option allows Mr. Koch to purchase 50,000 shares at an exercise price of $5.35 per share. On November 30, 2010, we granted a seven-year stock option to Karen VanDerBosch in recognition of her appointment as Chief Operating Officer. The option allows Ms. VanDerBosch to purchase 25,000 shares at an exercise price of $5.00 per share.
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
          Material Terms of Restricted Stock Awards
          We granted restricted stock awards in 2010, for performance in 2009. In March 2010, the Compensation Committee granted restricted stock awards in the amount of 24,926 shares to Ron Raup and 16,012 shares to Karen VanDerBosch. The restricted stock awards were granted to the Named Executive Officers under the Executive Plan, based on achievement in fiscal 2009 of MBOs for that year. Ron Raup was eligible for 45,836 shares of restricted stock (with a value of $172,800 based on the average share price for the three months preceding the fiscal year in which the award was earned), and Karen VanDerBosch was eligible for 29,443 shares of restricted stock (with a value of $111,000 based on the average share price for the three months preceding the fiscal year in which the award was earned).
          Under the Executive Plan and the 2010 MBOs, Ron Raup was eligible for 41,800 shares of restricted stock (with a value of $177,984, based on the average share price for the three months preceding the fiscal year in which the award was earned), pro-rated according to the duration of his service, and Karen VanDerBosch was eligible for 28,851 shares of restricted stock (with a value of $114,330, based on the average share price for the three months preceding the fiscal year in which the award was earned). For the period from November 10, 2010 to December 31, 2010 Jeffrey Koch was eligible for 5,868 shares of restricted stock (with a value of $24,986, based on the average share price for the three months preceding the fiscal year in which the award was earned). On February 16, 2011 the Compensation Committee evaluated achievement of the MBOs in fiscal 2010 based on our audited financial statements. The Compensation Committee awarded 6,292 shares of restricted stock to Ron Raup, 951 shares of restricted stock to Jeffrey Koch and 4,320 shares of restricted stock to Karen VanDerBosch effective March 15, 2011. Because the awards were made in 2011, they are not reflected in the Summary Compensation Table.
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
          Summary Compensation Table
          The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during the fiscal year ended December 31, 2010; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2010 and who received total compensation in excess of $100,000 during such fiscal year. We refer to these individuals as our “Named Executive Officers.”

								Change in Pension
								Value and
							Non-Equity	Nonqualified
				Stock	Option		Incentive Plan	Deferred
			Bonus	Awards	Awards		Compensation	Compensation	All Other
		Salary	(1)	(2)	(2)		(1)	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	($)		($)

Jeffrey A. Koch	2010	$31,233	—	—	$122,083	(3)	$17,007	—	$31,875	(4)	$202,198
Interim Chief Executive Officer	2009	—	—	—	—		—	—	$60,956	(5)	$60,965

Karen L. VanDerBosch	2010	$191,954	—	$96,873	$186,142	(6)	$77,257	—	—		$552,226
Chief Financial Officer, Chief Operating Officer, Treasurer	2009	$185,000	—	$10,008	$32,170		$77,700	—	—		$304,878

Ronald B. Raup	2010	$210,786	—	$150,802	113,978	(7)	$112,510	—	$250,047	(8)	$838,120
Former Chief Executive Officer	2009	$216,000	—	$16,175	$45,039		$120,960	—	$1,000		$399,174

(1)	The “Bonus” column is used by us to include only discretionary bonus payments apart from our non-equity incentive compensation plans. Payments under such incentive plans, including payments for achieving certain financial performance goals, are set forth in the “Non-Equity Incentive Plan Compensation” column. Payments under the 2008 Executive Compensation Plan were made in 2010 for services and performance during 2009, and payments under the Executive Incentive Compensation Plan have been made in 2011 for services and performance during 2010.

(2)	Represents the grant date fair value of options awarded during the fiscal years ended December 31, 2010 and December 31, 2009, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, for outstanding performance-based share or unit grants (“Stock Awards” column) and option awards (“Option Awards” column) under the 2003 Equity Incentive Plan, as amended with shareholder approval in 2006 and 2008 (the “2003 Plan”). The assumptions used to determine the valuation of the 2010 awards are discussed in Note 5 to our consolidated financial statements. See the table entitled “Outstanding Equity Awards at 2010 Fiscal Year End” and the narrative discussion entitled “Material Terms of Option Grants” and “Material Terms of Restricted Stock Awards” for further information regarding option awards and stock awards. The assumptions used to determine the valuation of the 2009 awards are discussed in Note 5 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(3)	Mr. Koch was issued an option to purchase 50,000 shares upon his appointment as the Company’s Interim Chief Executive Officer.

(4)	Includes $25,875 in Director Fees paid while Mr. Koch was the Chairman of the Board of Directors from January 1, 2010 to November 1, 2010 and $6,000 in temporary housing and travel expenses paid from November 10, 2010 to December 31, 2010.

(5)	Fee for consulting services provided to the Company by Mr. Koch.

(6)	Includes an option to purchase 25,000 shares, issued in recognition of Ms. VanDerBosch assuming the additional duties of Chief Operating Officer and an option to purchase 40,000 shares issued in 2010 for performance in the 2009 fiscal year.

(7)	Includes 40,000 options awarded during the 2010 fiscal year, 31,670 of which were forfeited upon Mr. Raup’s separation from the Company.

(8)	Includes the following compensation paid in accordance with the Separation Agreement and Release between Mr. Raup and the Company dated November 10, 2010: $222,480 in severance compensation ($9,270 of which was paid in 2010 and $213,210 of which will be paid in 2011) and $27,567 of accrued but unused vacation time.

Outstanding Equity Awards at 2010 Fiscal Year End

	Option Awards						Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
				Equity						Awards:	Market or
				Incentive Plan						Number of	Payout
				Awards:					Market	Unearned	Value
				Number of					Value of	Shares,	of Unearned
	Number of	Number of		Securities			Number of		Shares of	Units or	Shares, Units
	Securities	Securities		Underlying			Shares or		Units of	Other	or other
	Underlying	Underlying		Unexercised	Option		Units of		Stock that	Rights that	Rights that
	Unexercised	Unexercised		Unearned	Exercise	Option	Stock that		Have not	have not	have not
	Options	Options		Options	Price	Expiration	have not Vested		Vested	Vested	Vested
Name	(#) Exercisable	(#) Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)
Jeffrey A. Koch	8,332	41,668	(1)	—	$5.35	11/10/2015
Karen L. VanDerBosch	30,000	0	(2)	—	$6.14	12/7/2013	2,224	(3)	$11,698.24 (9)
	14,976	5,024	4)	—	$10.15	1/2/2015	12,009	(10)	$63,167.34 (9)
	7,488	7,512	(5)	—	$3.50	1/7/2016
	9,163	30,837	(6)	—	$4.56	1/31/2017
	1,040	23,960	(7)	—	$5.00	11/29/2017
Ronald B. Raup	2,664	0	(8)	—	$4.90	2/1/2012
	85,000	0	(8)		$6.00	2/15/2011
	8,330	0	(8)	—	$4.56	1/31/2007

(1)	Monthly vesting 4,166 options for 3 months and 4,167 for 9 months beginning February 10, 2011.

(2)	Options are fully vested.

(3)	On March 2, 2009, Ms. VanDerBosch was awarded 4,448 shares of restricted stock under the 2008 Executive Compensation Plan for exceeding the target level of operating margins for the 2008 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 2, 2009, and ending on March 2, 2012, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

(4)	Monthly vesting 416 options for 47 months and 448 for 1 month beginning January 31, 2008.

(5)	Monthly vesting 312 for 47 months and 336 for 1 month beginning January 31, 2009

(6)	Monthly vesting 833 for 47 months and 849 for 1 month beginning February 28, 2010.

(7)	Monthly vesting 520 options for 47 months and 560 for 1 month beginning November 30, 2010.

(8)	Options are fully vested.

(9)	The amounts reflect the value based on the closing price of our Common Stock on December 31, 2010 of $5.26.

(10)	On March 15, 2010, Ms. VanDerBosch was awarded 16,012 shares of restricted stock under the Executive Plan for exceeding the target level of operating margins for the 2009 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 15, 2011, and ending on March 15, 2014, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

Director Compensation
          In 2010, each director was compensated in accordance with the MakeMusic, Inc. Board Compensation Plan adopted on February 15, 2007, amended on January 31, 2008 and further amended on January 28, 2009 (the “2009 Board Compensation Plan”). Each non-employee director who was serving at the beginning of fiscal 2010 received $5,000 per calendar quarter for Board membership and $2,500 per calendar quarter for serving as the board or committee chairperson. Each eligible director also received an annual non-qualified stock option grant to purchase 4,000 shares of MakeMusic’s common stock, with an exercise price equal to the fair market value of common stock on the date of the grant. An eligible director is defined as a non-employee member of the Board who is not (i) otherwise compensated by MakeMusic or (ii) a representative of a shareholder who beneficially owns 5% or more of our common stock. The options were issued under the 2003 Equity Incentive Plan, have a four-year term and vested ratably over twelve months. In the event a director’s service terminated for any reason or if the director was no longer an eligible director, vesting of the option would have ceased with the director having the right to exercise any vested shares through the remaining term of the option.
          Effective January 1, 2011, the Board amended the Board Compensation Plan (the “2011 Board Compensation Plan”) to provide for a $40,000 cash retainer for all directors, an additional $10,000 cash retainer for the chairs of the Board and each of the committees, and, for each non-management director, an annual option grant to purchase 6,000 shares. In accordance with the 2011 Board Compensation Plan, on January 4, 2011, the Board granted each of Trevor D’Souza, Keith Fenhaus, Robert Morrison, Graham Richmond, and Michael Skinner options to purchase 6,000 shares of stock, which vest in monthly increments over the course of one year.
          When Trevor D’Souza joined the Board in March 2010, he was not eligible to receive a stock option grant under the 2009 Board Compensation Plan due to his status as a representative of LaunchEquity Partners, LLC, a 5% shareholder of the Company. On January 11, 2011, following the adoption of the 2011 Board Compensation Plan, which does not contain a limitation on stock option grants to representatives of 5% shareholders, the Board awarded Mr. D’Souza an option to Purchase 3,333 shares of the Company’s stock in recognition of his service during the fiscal year ended December 31, 2010.

2010 Director Compensation Table
          The following table sets forth certain information regarding compensation paid to and earned by the non-employee directors who served on MakeMusic’s Board of Directors during the 2010 fiscal year.

					Change in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash(1)	Awards	Awards(2)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Cahr(3)	$17,250	—	$8,534	—	—	—	$25,344
Trevor A. D’Souza(4)	$16,667	—	$0	—	—	—	$16,667
Keith Fenhaus	$30,000	—	$8,534	—	—	—	$38,108
Robert Morrison	$30,000	—	$8,534	—	—	—	$38,108
Graham Richmond	$30,000	—	$8,534	—	—	—	$38,108
Michael Skinner	$30,000	—	$8,534	—	—	—	$38,108
Andrew C. Stephens(5)	$13,917	—	$0	—	—	—	$13,917

(1)	All directors received the amount of cash compensation to which they were entitled under the Board Compensation Plan, as described in the paragraphs directly preceding this Director Compensation Table in the section entitled “Director Compensation.”

(2)	Represents the grant date fair value of options awarded during the fiscal year ended December 31, 2010, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. The assumptions used to determine the valuation of the awards are discussed in Note 5 to our consolidated financial statements, contained in Part II, Item 8 of this Annual Report. At fiscal year end the aggregate number of option awards outstanding for each non-employee director named in the table above was as follows: Michael Cahr, 6,999; Trevor D’Souza, 0; Keith Fenhaus, 15,333; Robert Morrison, 14,000; Graham Richmond, 18,000; and Michael Skinner, 16,000; Andrew Stephens, 0.

(3)	Michael Cahr resigned from his position as a director on November 10, 2010.

(4)	Trevor D’Souza joined the Board of Directors on March 2, 2010 pursuant to an agreement between MakeMusic, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners. Mr. D’Souza was not eligible for an annual stock option grant at the time he joined the Board due to his status as a representative of the LaunchEquity entities. As a result, following the January 1, 2011 amendment to the Board Compensation Policy, Mr. D’Souza was granted an additional option to purchase $3,333 shares on January 11, 2011 in recognition of his service during the 2010 fiscal year.

(5)	Andrew Stephens joined the Board of Directors on March 2, 2010 pursuant to an agreement between MakeMusic, Launch Equity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners. Mr. Stephens resigned from his position as director on November 10, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
     The following table provides information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 4, 2011. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned	of Class
LaunchEquity Partners, LLC — Designated Series Education Partners	1,362,829 (1)	27.9%

4230 N Oakland Ave #317 Shorewood, WI 53211-2042

(1)	Represents shares held by LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners, a designated series of a Delaware series limited liability company (“LEAP”), as set forth in the most recent Schedule 13D/A filed by LaunchEquity Partners, LLC with the Securities and Exchange Commission on March 2, 2010. LEAP is solely managed by LaunchEquity Partners, LLC, an Arizona limited liability company, which is solely managed by Andrew C. Stephens. LaunchEquity Partners, LLC and Andrew C. Stephens, as manager, have voting and dispositive power over all the shares held by LEAP.
MANAGEMENT SHAREHOLDINGS
     The following table sets forth the number of shares of Common Stock beneficially owned as of March 4, 2011, by each of our Named Executive Officers, by each director and by all directors and executive officers as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial	Number of Shares		Percent
Owner or Identity of Group	Beneficially Owned		of Class(1)
Jeffrey A. Koch	89,915	(2)	1.84%
Karen L. VanDerBosch	91,451	(3)	1.87%
Trevor A. D’Souza	5,333	(4)	*
Keith A. Fenhaus	17,333	(4)	*
Robert B. Morrison	16,000	(4)	*
Graham Richmond	20,000	(4)	*
Michael Skinner	18,000	(4)	*
All current executive officers and directors as a group (7 persons)	258,032	(5)	5.28%

*	Less than 1%

(1)	Based on 4,890,191 shares of Common Stock issued and outstanding as of March 4, 2011. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 4, 2011, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)	Represents shares held by The Koch Family Trust (the “Trust”). Mr. Koch is trustee of the Trust and thus has voting and dispositive power over all the shares held by the Trust. Mr. Koch disclaims beneficial ownership of the shares in the Trust except to the extent of his pecuniary interest therein. Includes 24,996 shares that may be purchased upon exercise of options that are exercisable as of March 4, 2011 or within 60 days of such date.

(3)	Includes 70,991 shares that may be purchased upon exercise of options that are exercisable as of March 4, 2011 or within 60 days of such date.

(4)	Represents shares that may be purchased upon exercise of options that are exercisable as of March 4, 2011 or within 60 days of such date.

(5)	Includes 172,653 shares that may be purchased by all officers and directors as a group upon exercise of options exercisable as of March 4, 2011 or within 60 days of such date.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information concerning our equity compensation plans as of December 31, 2010:

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be		compensation plans
	issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding	outstanding	reflected in
	options	options	column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	504,536	$5.51	361,103
Total	504,536	$5.51	361,103
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
          There were no related party transactions in 2010 or 2009.
Director Independence
          The Board has determined that currently and at all times during the year ended December 31, 2010, a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, and the Board’s determination is based on its belief that none of the independent directors have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The current independent directors are Trevor D’Souza, Keith Fenhaus, Robert Morrison, Graham Richmond, and Michael Skinner. In determining the independence of Mr. Morrison and Mr. Koch, the board has considered the paid consulting services that Mr. Morrison may provide from time to time. Mr. Koch is precluded from being considered independent since he currently serves as an executive officer of MakeMusic.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
          The following table sets forth the approximate fees billed by our principal accountant in 2009 and 2010:

	December 31
	2009	2010
Audit Fees (1)	$202,000	$160,000
Audit-Related Fees	—	—
Tax Fees (2)	78,000	49,000
All Other Fees	—	—

	$280,000	$209,000
          (1) Fees paid to McGladrey & Pullen, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q and attendance at Audit Committee meetings and review of documents filed with the SEC.
          (2) Fees paid to RSM McGladrey, Inc. for services provided in connection with preparation of federal and state tax returns, and tax consulting projects.
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
          Pursuant to its pre-approval policy, the Audit Committee has pre-approved certain non-audit services, including certain tax services. All of the non-audit services rendered by McGladrey & Pullen, LLP during 2010 and 2009 were pre-approved in accordance with this policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of McGladrey & Pullen LLP on Financial Statements as of and for the periods ended December 31, 2010 and December 31, 2009

Balance Sheets as of December 31, 2010 and 2009

Statements of Income for the years ended December 31, 2010 and 2009

Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedules are included in Item 8: Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MakeMusic, Inc.
Dated: March 4, 2011	By:	/s/ Jeffrey A. Koch
Jeffrey A. Koch, Interim Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
(Power of Attorney)
Each person whose signature appears below constitutes and appoints Jeffrey A. Koch and Karen L. VanDerBosch as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Jeffrey A. Koch Jeffrey A. Koch, Interim Chief Executive Officer and Director	March 4, 2011

/s/ Karen L. VanDerBosch Karen L. VanDerBosch, Chief Operating Officer and Chief Financial Officer	March 4, 2011

/s/ Robert Morrison Robert Morrison, Chairman of the Board, Director	March 4, 2011

/s/ Trevor A. D’Souza Trevor A. D’Souza, Director	March 4, 2011

/s/ Keith A. Fenhaus Keith A. Fenhaus, Director	March 4, 2011

/s/ Graham Richmond Graham Richmond, Director	March 4, 2011

/s/ Michael R. Skinner Michael R. Skinner, Director	March 4, 2011

MAKEMUSIC, INC.
EXHIBIT INDEX FOR
FORM 10-K FOR 2010 FISCAL YEAR

Exhibit
Number	Description
3.1	Restated Articles of Incorporation as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006

3.2	Bylaws as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 10, 2007

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. — incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2007

10.1*	MakeMusic 2003 Equity Incentive Plan, as amended through November 24, 2008 — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.2*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004

10.3*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 — incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2007

10.4*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 — filed herewith

10.5*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan, as amended March 15, 2010 — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010

10.6*	Form of Restricted Stock Unit Agreement under the MakeMusic 2003 Equity Incentive Plan — incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2008

10.7*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008 and as further amended January 28, 2009 — incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.8*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008, January 28, 2009, and January 1, 2011 — filed herewith

10.9*	Employment Agreement dated May 8, 2009 between the Registrant and Ronald B. Raup — incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.12*	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch — incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.15*	2009 Executive Compensation Plan — incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009

10.16	Agreement dated March 2, 2010 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC — Designated Series Education Partners — incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed March 3, 2010

10.17*	Employment Agreement between the Registrant and Jeffrey Koch dated November 10, 2010 — filed herewith.

Exhibit
Number	Description
10.18*	Separation Agreement and Release between the Registrant and Ron Raup dated November 10, 2010 — filed herewith.

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm — filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K) — filed herewith.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.