Form 10-Q
period 2011-03-31
MAKEMUSIC, INC.
filed 2011-05-06
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2011 there were 4,859,644 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,079	$11,532
Accounts receivable (net of allowance of $15 and $20 in 2011 and 2010, respectively)	1,340	1,238
Inventories	164	201
Deferred income taxes, net	2,786	2,786
Prepaid expenses and other current assets	427	252

Total current assets	14,796	16,009

Property and equipment, net	308	342
Capitalized software products, net	2,367	2,424
Goodwill	3,630	3,630
Long term deferred income taxes, net	388	214
Other non-current assets	2	2

Total assets	$21,491	$22,621

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$11	$25
Accounts payable	380	489
Accrued compensation	863	1,372
Other accrued expenses	433	307
Post contract support	150	150
Reserve for product returns	480	380
Current portion of deferred revenue	3,227	3,603

Total current liabilities	5,544	6,326

Capital lease obligations, net of current portion	3	4
Deferred revenue, net of current portion	90	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,852,572 and 4,895,983 in 2011 and 2010, respectively	49	49
Additional paid-in capital	66,471	66,632
Accumulated deficit	(50,666)	(50,486)

Total shareholders’ equity	15,854	16,195

Total liabilities and shareholders’ equity	$21,491	$22,621

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months
	Ended March 31,
	2011	2010
Notation revenue	$2,334	$2,568
SmartMusic revenue	1,660	1,432

NET REVENUE	3,994	4,000

COST OF REVENUES	594	651

GROSS PROFIT	3,400	3,349

OPERATING EXPENSES:
Development expenses	1,215	1,322
Selling and marketing expenses	1,233	1,199
General and administrative expenses	1,108	1,038
Patent litigation accrual	225	0

Total operating expenses	3,781	3,559

LOSS FROM OPERATIONS	(381)	(210)

Interest, net	27	26

Net loss before income tax	(354)	(184)

Income tax benefit	(174)	(67)

Net loss	$(180)	$(117)

Loss per common share:
Basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	4,885,616	4,768,095
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	3 Months
	Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(180)	$(117)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	277	256
Deferred income taxes, net	(174)	(98)
Share based compensation	133	160
Net changes in operating assets and liabilities:
Accounts receivable	(102)	(98)
Inventories	37	99
Prepaid expenses and other current assets	(175)	(107)
Accounts payable	(109)	(282)
Accrued expenses and product returns	(268)	(310)
Deferred revenue	(382)	(188)

Net cash used by operating activities	(943)	(685)

Cash flows from investing activities
Purchases of property and equipment	(44)	(68)
Capitalized development and other intangibles	(142)	(105)

Net cash used in investing activities	(186)	(173)

Cash flows from financing activities
Proceeds from stock options exercised	0	6
Payments on redemption of stock options	(18)	0
Repurchase of common stock	(291)	0
Payments on capital leases	(15)	(15)

Net cash used in financing activities	(324)	(9)

Net decrease in cash and cash equivalents	(1,453)	(867)
Cash and cash equivalents, beginning of period	11,532	8,943

Cash and cash equivalents, end of period	$10,079	$8,076

Supplemental disclosure of cash flow information
Interest paid	$1	$2
Income taxes paid	116	97
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

Accounting Pronouncements. In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and requires expanded revenue recognition policy disclosures. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. As noted above, our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations.
Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three-month periods ended March 31, 2011 and 2010 because the effect is anti-dilutive.
Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.
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
As of March 31, 2011 and March 31, 2010, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2011 are 2006-2010.
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
Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. During 2010, we maintained our policy established in the fourth quarter of

2009 of recording a deferred tax asset representing tax on three years of forecasted income. We continue to believe that this policy is prudent, as the likelihood of technological and industry developments limit our ability to forecast income beyond three years. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of March 31, 2011 we have maintained a valuation allowance of $5,690,000. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by our future profitability. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,175,000 would have to be established for uncertain tax positions.
We recorded a benefit for income taxes of $174,000 for the three months ended March 31, 2011 and a benefit for income taxes of $67,000 for the three months ended March 31, 2010. The effective tax rate for the current-year period was 49% and was impacted by a $35,000 refundable Minnesota R&D tax credit.
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
Note 4	Stock-Based Compensation. The MakeMusic, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as amended, reserves a total of 1,500,000 shares of our common stock for issuance under stock options, restricted stock, performance awards and stock appreciation rights. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements on Form 10-K for the fiscal year ended December 31, 2010 for additional information related to our stock-based compensation plans.
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2011 and 2010, we recognized $70,000 and $108,000, respectively, of expense related to stock based compensation.

Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2011	2010
Black-Scholes Model:
Risk-free interest rate	0.80%	1.98%
Expected life, in years	2.6	4.4
Expected volatility	73.76%	79.30%
Dividend yield	0.00%	0.00%
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

Equity Award Activity
The following table represents stock option and restricted stock activity under the 2003 Plan for the three months ended March 31, 2011:

				Weighted	Weighted
	Shares			Average	Average
	Reserved			Option	Remaining
	for Future	2003 Plan	Plan Option	Exercise	Contract
	Grant	Restricted Shares	Shares	Price	Life
At December 31, 2010	361,103	80,049	504,536	$5.51

Authorized	—	—	—
Granted	(58,714)	15,381	43,333	$5.01
Expired	101,664	—	(101,664)	$6.00
Cancelled	15,920	—	(15,920)	$4.22
Exercised	—	—	(14,882)	$4.39

At March 31, 2011	419,973	95,430	415,403	$5.42	4.3 Years

Outstanding Exercisable at March 31, 2011			191,153	$5.97	3.2 Years

At March 31, 2011 the aggregate intrinsic value of options outstanding was $148,000, and the aggregate intrinsic value of options exercisable was $88,000.
At March 31, 2011 there was $310,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 1.6 years. At March 31, 2011 there was $53,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
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
The following table presents results of operations by reportable segment:

	For the 3 Months Ended March 31, 2011				For the 3 Months Ended March 31, 2010
	(In thousands)				(In thousands)
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,334	$1,660	$0	$3,994	$2,568	$1,432	$0	$4,000

COST OF REVENUES	148	446	0	594	214	437	0	651

GROSS PROFIT	2,186	1,214	0	3,400	2,354	995	0	3,349
Percentage of Net Revenue	94%	73%	0%	85%	92%	69%	0%	84%

OPERATING EXPENSES:
Development expenses	517	426	272	1,215	536	533	253	1,322
Selling and marketing expenses	386	614	233	1,233	503	459	237	1,199
General and administrative expenses	19	19	1,070	1,108	18	17	1,003	1,038
Patent litigation accrual	0	0	225	225	0	0	0	0

Total Operating Expenses	922	1,059	1,800	3,781	1,057	1,009	1,493	3,559

Income/(Loss) from Operations	1,264	155	(1,800)	(381)	1,297	(14)	(1,493)	(210)

Other Income/(Expense)	0	0	201	201	0	0	93	93

NET INCOME/(LOSS)	$1,264	$155	$(1,599)	$(180)	$1,297	$(14)	$(1,400)	$(117)

Note 6	Goodwill.
Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles — Goodwill and Other, (formerly SFAS 142) goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist.

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
     During the first quarter of 2011, net revenues for MakeMusic were $3,994,000 which was comparable to $4,000,000 reported in the first quarter 2010. SmartMusic revenue grew 16% due to our year over year subscription growth from 139,363 to 164,836 and price increases implemented in the third quarter of 2010, from $130 to $140 for teacher subscriptions and from $30 to $36 for student subscriptions. Notation revenue decreased 9% overall, which we attribute primarily to reductions in our sales to distribution partners and direct sales of our Finale academic products. Our distribution partner sales were impacted by the earthquake in Japan on March 11, 2011 and we anticipate further reductions on a year-over-year basis on our sales in Japan during 2011. At this time, the full impact on our sales is still indeterminable. Gross margin percentages were comparable at 85% in 2011 and 84% in 2010. Operating expenses increased in 2011, due to expenses relating to a patent infringement accrual, increased selling and marketing expenses due to expansion in our direct educational sales force, and increases in general and administrative expenses primarily due to recruiting initiatives for our Chief Executive Officer position. Development expenses decreased primarily due to personnel costs relating to our open Chief Technology Officer position. We anticipate finalizing the selection of our Chief Executive Officer in the second quarter of 2011 with the Chief Technology Officer position to be filled thereafter. Our net loss before taxes in the first quarter of 2011 was $354,000 compared to $184,000 in 2010. The tax benefit in first quarter of 2011 was $174,000 compared to $67,000 in the first quarter of 2010. As a result of the factors mentioned, we reported net loss of approximately $180,000 in 2011 compared to net loss of $117,000 in 2010.
     As a result of our recent strategic product planning research, we believe that there is an opportunity for us to develop new products that address the way today’s consumers want to interact with their music. In order to take advantage of these potential growth opportunities, we are implementing an investment program for our notation business that will be in addition to our normal maintenance-level expenditures. This program will be carried out over the medium term and will include investments in potential new products, in a repositioning of our current products to take advantage of newer technologies and in building a common technology platform for all of our products.
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
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs. We anticipate releasing SmartMusic 2012 in the summer of 2011 which will provide vocal assessment for the first time. Choral directors and general music teachers will have access to the same award-winning interactive technology that has been available to band and orchestra directors.
     SmartMusic Gradebook is a web-based grade book that is included with each teacher subscription designed to manage student assignments, grades, and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Students complete the assignment on their home computer, provided that they have a SmartMusic subscription, or on a school computer equipped with SmartMusic. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement. In the second quarter of 2011, we expect to launch a mobile app called SmartMusic Inbox. SmartMusic Inbox is an app for Apple/iOS and Android devices which allows SmartMusic teachers to listen to and grade assignments at any time and at any place.
     Our educational sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. The SmartMusic quarterly site agreement totals are shown in the SmartMusic metrics table below.
     In addition to tracking the total number of subscriptions, we track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (Gradebook Teachers). As of March 31, 2011, we reported 1,416 Gradebook teachers compared to 1,156 Gradebook teachers as of March 31, 2010.

     The following table illustrates our quarterly SmartMusic metrics:

	Mar-10	Jun-10	Sep-10	Dec-10	Mar-11
Total Subscriptions	139,363	143,095	158,574	162,189	164,836
Educator Accounts	9,368	9,073	9,312	9,402	9,727
Educators who have issued assignments*	2,340	2,379	1,085	2,040	2,680
Gradebook Teachers *	1,156	1,172	415	1,019	1,416
Site Agreements	356	372	466	485	506
Site Agreement Educator Subscriptions	2,458	2,532	3,403	3,343	3,537

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 2,680, or 28%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook.
     We increased the size of our educational sales force from 5 to 7 and our marketing staff from 8 to 9 in 2010 to strengthen our strategic sales and marketing initiatives. In the first quarter of 2011, we increased our sales force to 9 and expect to expand to 12 in the second quarter of 2011. We are aggressively investing in expanding our sales force to increase the penetration level of our target market. In addition, we have engaged in development efforts focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. As a result of the increased focus of our direct sales force and product enhancements, site agreement educator subscriptions increased 44%, from 2,458 at March 31, 2010, to 3,537 at March 31, 2011.
     We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 160,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic and we are focusing on finding additional ways to monetize it.
     The following tables illustrate the total net new SmartMusic subscriptions and educator net new subscriptions for each quarter during the year ended December 31, 2010 and for the quarter ended March 31, 2011:
All Subscribers:

							Quarterly
Quarter	Beginning	New	Renewed	Renewal	Subscriptions	Quarter End	Net New
End Date	Subscriptions	Subscriptions	Subscriptions	Rate	Ended	Subscriptions	Subscriptions
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
6/30/2010	139,363	5,391	14,069	89%	15,728	143,095	3,732
9/30/2010	143,095	23,826	47,383	85%	55,730	158,574	15,479
12/31/2010	158,574	20,453	29,065	63%	45,903	162,189	3,615
3/31/2011	162,189	13,322	14,579	58%	25,254	164,836	2,647
Educators:

							Quarterly
Quarter	Beginning	New	Renewed	Renewal	Subscriptions	Quarter End	Net New
End Date	Subscriptions	Subscriptions	Subscriptions	Rate	Ended	Subscriptions	Subscriptions
3/31/2010	11,667	728	2,087	80%	2,606	11,876	209
6/30/2010	11,876	500	1,837	72%	2,561	11,652	(224)
9/30/2010	11,652	1,434	3,440	87%	3,932	12,594	942
12/31/2010	12,594	873	2,192	66%	3,299	12,360	(234)
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
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

     In the first quarter of 2011, total SmartMusic renewal rates declined when compared to prior quarters. However, the educator renewal rate improved to 77% in the first quarter from 66% in the fourth quarter of 2010. We believe that the educator renewal rate is a better indicator of renewal patterns than student renewal rates since some students leave music programs every year and many of the students who are continuing in the music program transition from one grade level to the next (e.g. from middle school programs to high school programs).
     We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2010. Our quarterly results will fluctuate as a result of the seasonality of the education market. Due to current economic conditions and concerns over school budgets, we remain cautious regarding our future financial projections. However, we expect that our revenues and, in particular, continued growth in SmartMusic subscriptions, plus recent improvements in operational efficiency and the availability of contingency plans to be implemented if our revenue and cash flow objectives are not met, will allow us to continue to achieve positive operating cash flow for the next twelve months.
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations
Comparison of the three-month period ended March 31, 2011 to the three-month period ended March 31, 2010
Net Revenue

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr (Decr)%
Notation	$2,334	$2,568	$(234)	-9%
SmartMusic	1,660	1,432	228	16%

Total	$3,994	$4,000	$(6)	0%

     Net revenue for the three months ended March 31, 2011 was comparable to net revenue for the three months ended March 31, 2010.
     Notation revenue decreased by $234,000 to $2,334,000 when comparing the three-month periods ended March 31, 2011 and 2010. Decreases during the quarter were due to reductions in our channel sales with the largest decline by our distributor in Japan. Additionally, there was a decline in our direct sales of our Finale Academic products.
     SmartMusic revenue for the quarter ended March 31, 2011, was $1,660,000, an increase of $228,000, or 16%, over the quarter ended March 31, 2010. The increase in revenue is due to the growth of total SmartMusic subscriptions and price increases implemented in the third quarter of 2010, offset by a decrease in accessory and CD revenue. SmartMusic subscriptions have increased due in part to the success of our site agreement program which encourages school district deployment of SmartMusic student subscriptions and our direct sales force which focuses on district level sales. As of March 31, 2011, there were 506 site agreements for SmartMusic. SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended March 31, 2011 was $1,430,000, an increase of $299,000, or 26%, over the three-month period ended March 31, 2010. This increase was due to the increase in the total number of subscriptions and the 2010 price increases. Total unearned SmartMusic subscription revenue (deferred revenue) was $3,256,000 as of March 31, 2011, an increase of $623,000, or 24%, over the balance at March 31, 2010 and a decrease of $377,000, or 10%, compared to the balance of $3,633,000 at December 31, 2010. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 9,727 educators have purchased SmartMusic, an increase of 4% over the 9,368 educators that had purchased it as of March 31, 2010. Total SmartMusic subscriptions as of March 31, 2011 number 164,836, representing a net gain of 25,473, or 18% over the March 31, 2010 subscription count of 139,363.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). As of March 31, 2011, we had 1,416 SmartMusic Gradebook teachers compared to 1,156 Gradebook teachers at March 31, 2010. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended March 31, 2011 was $157,000, which was a decrease of $15,000, or 9%, from the revenue of $173,000 for SmartMusic accessories in the quarter ended March 31, 2010. This slight decline is primarily due to a decrease in the number of net new subscriptions added during quarter ended March 31, 2011 as compared to the number of net new subscriptions added during the same period of the prior year.

Gross Profit

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr (Decr)%
Notation	$2,186	$2,354	$(168)	-7%
SmartMusic	1,214	995	219	22%

Total	$3,400	$3,349	$51	2%

     Gross profit in the quarter ended March 31, 2011 increased by $51,000, to $3,400,000, compared to the quarter ended March 31, 2010. Gross profit for notation decreased for the three months ended March 31, 2011 due to the decrease in notation revenue. The increase in SmartMusic gross profit for the three months ended March 31, 2011 is a result of the increase in SmartMusic revenue and slightly improved accessory margins.
     Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Capitalized SmartMusic repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 12% for each of the first quarters in 2011 and 2010. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margin as a percentage of sales was 85% for the three months ended March 31, 2011 and 84% for the three months ended March 31, 2010.
Development expense

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr (Decr)%
Notation	$517	$536	$(19)	-4%
SmartMusic	426	533	(107)	-20%
Other	272	253	19	8%

Total	$1,215	$1,322	$(107)	-8%

     Development expenses decreased 8% to $1,215,000, from $1,322,000, when comparing the three months ended March 31, 2011 and 2010. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Notation development expenses decreased due to reduced personnel costs relating to the open Chief Technology Officer position. SmartMusic development expenses decreased primarily due to personnel costs relating to the open Chief Technology Officer position and a reduction in consulting expenses relating to the SmartMusic user-interface design firm engaged in 2010. During the quarter ended March 31, 2011, 76 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 48 new titles in the quarter ended March 31, 2010.
Selling and marketing expense

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr	% Change
Notation	$386	$503	$(117)	-23%
SmartMusic	614	459	155	34%
Other	233	237	(4)	-2%

Total	$1,233	$1,199	$34	3%

     Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 3% to

$1,233,000 in the quarter ended March 31, 2011 compared to $1,199,000 for the quarter ended March 31, 2010. Notation selling and marketing expenses decreased primarily due to reduced personnel costs allocated to notation. SmartMusic selling and marketing expenses increased due to increased personnel relating to our strategic sales and marketing initiatives for SmartMusic.
General and administrative expense

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr (Decr)	% Change
Notation	$19	$18	$1	6%
SmartMusic	19	17	2	12%
Other	1,070	1,003	67	7%

Total	$1,108	$1,038	$70	7%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 7% to $1,108,000 during the first quarter of 2011 compared to $1,038,000 for the same period of 2010. Other general and administrative costs increased primarily as a result of recruiting initiatives for the Chief Executive Officer.
Patent litigation accrual
     Patent litigation costs of $225,000 were accrued and included in operating expenses during the quarter ended March 31, 2011. There were no comparable expenses in the first quarter of 2010.
Loss from operations

	3 Months Ended March 31,
	($ in thousands)
	2011	2010	Incr (Decr)	% Change
Notation	$1,264	$1,297	$(33)	-3%
SmartMusic	155	(14)	169	1,207%
Other	(1,800)	(1,493)	(307)	-21%

Total	$(381)	$(210)	$(171)	-81%

     Net loss from operations decreased by $171,000 to $381,000 for the three months ended March 31, 2011 compared to $210,000 in the three months ended March 31, 2010. We maintained our operating performance in the first quarter due mainly to the continued performance of our SmartMusic product.
     The notation segment results for the first quarter of 2011 reflects a decrease in income from operations due to lower net revenue, offset by decreased development and selling and marketing expenses. SmartMusic income from operations improved due to increased SmartMusic revenue and lower expenses. The increase in the other loss is due to recruiting expenses for our Chief Executive Officer, the patent litigation accrual and the increase in unallocated sales and marketing expenses.
Net Loss
     Net loss in the first quarter of 2011 was $180,000, or $0.04 per basic and diluted share, compared to net loss of $117,000, or $0.02 per basic and diluted share, in the first quarter of 2010. The increase in net loss in the first quarter of 2011 is primarily due to litigation expenses of $225,000 relating to a patent infringement accrual, partially offset by an increased tax benefit. There were no comparable legal accruals or settlements in the first quarter of 2010. Payment for this settlement is expected to be made in the second quarter of 2011. The tax benefit in the first quarter of 2011 was $174,000, compared to a tax benefit of $67,000 in the first quarter of 2010.

Liquidity and capital resources
     Net cash used by operating activities was $943,000 for the quarter ended March 31, 2011, compared to $685,000 of cash used by operating activities in the quarter ended March 31, 2010. The increase in cash used in the first quarter of 2011 compared to the same period in 2010 is primarily due to a decrease in our SmartMusic deferred revenue as a result of fewer new subscriptions added during the quarter when compared to the first quarter of 2010.
     Net cash used in investing activities was $186,000 for the quarter ended March 31, 2011, compared to $173,000 cash used in investing activities for the comparable quarter of 2010. The increase is primarily due to the increase in capitalization of software development, primarily for repertoire development. Our spending on repertoire development increased due to the overall number of titles being developed, shifting from band to orchestra titles that have fewer parts and are therefore less expensive, and moving engraving work in-house from external contractors.
     Net cash used by financing activities was $324,000 in the first quarter of 2011 compared to $9,000 in the first quarter of 2010. The increase in cash used by financing primarily consisted of $291,000 used to repurchase company shares under the Stock Repurchase Program which was announced in November 2010. The Stock Repurchase Program was discontinued effective May 6, 2011.
     Cash and cash equivalents as of March 31, 2011 was $10,079,000 compared to $8,076,000 as of March 31, 2010. The increase in cash is due to our net income reported for the year ended December 31, 2010. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles.
     We expect that our revenues and, in particular, continued growth in SmartMusic subscriptions, plus recent improvements in operational efficiency and the availability of contingency plans to be implemented if our revenue and cash flow objectives are not met, will allow us to continue to achieve positive operating cash flow for the next twelve months.

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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our expectations, including release dates, regarding our future product offerings; our expectations regarding recruiting and hiring a Chief Executive Officer and a Chief Technology Officer; our intent to expand our notation platform; our expectations regarding our target business model, future subscription growth for SmartMusic and our ability to leverage the SmartMusic platform; our intent to expand SmartMusic repertoire; our plans relating to marketing and sales efforts, including staff increases; our belief that updates to the SmartMusic and Gradebook interface will result in subscription growth and higher retention rates; our expectation that amortization will increase; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our initiatives to improve the user interface of our products; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; our ability to execute strategic development plans with respect to our notation and SmartMusic segments; our ability to attract and integrate qualified officers; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     As previously disclosed, on September 14, 2010, a complaint was filed against us by Uniloc USA, Inc. and Uniloc Singapore Private Limited (collectively “Uniloc”) in the United States District Court for the Eastern District of Texas. The complaint alleged infringement of Uniloc’s patent for securely registering software and other digital media to prevent illicit copying and software piracy and seeks a permanent injunction. In addition, Uniloc sought compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We are one of approximately 120 companies that have been similarly sued by Uniloc. MakeMusic entered into a confidential settlement with Uniloc on April 28, 2011. As part of the settlement, MakeMusic received a license to the patent in question. Management of MakeMusic has determined that the settlement will not have a material impact on MakeMusic’s business, financial condition, or results of operations. We have accrued $225,000 related to this lawsuit and believe such accrual is sufficient.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
          There were no sales of unregistered equity securities during the quarter ended March 31, 2011.
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(a)	per Share	Plans or Programs	Plans or Programs
Jan. 1 through Jan. 31, 2011	60,000	$4.85	60,000	$9,709,000
Feb. 1 through Feb. 28, 2011	—	—	—	$9,709,000
Mar. 1 through Mar. 31, 2011	—	—	—	$9,709,000

Total	60,000	$4.85	60,000	$9,709,000

(a)	On November 10, 2010 we announced our Board’s approval of a Stock Repurchase Program, which authorizes the repurchase up to $10 million of our common stock over a two-year period through open market transactions (including through 10b5-1 plans) or private transactions at the discretion of management. The Stock Repurchase Program has been discontinued effective May 6, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
See the attached exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	MAKEMUSIC, INC.

By: /s/ Jeffrey A. Koch
Jeffrey A. Koch, Interim Chief Executive Officer
(Principal Executive Officer)

And: /s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
Three months ended March 31, 2011

Exhibit No.	Description

10.1
Lease Agreement dated March 1, 2005 by and between First Industrial, L.P. and MakeMusic, Inc. — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2005

10.2
First Amendment to Lease Agreement dated March 7, 2011 by and between Eden Prairie Associates LLC and MakeMusic, Inc. — incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 11, 2011.

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