Form 10-Q
period 2011-06-30
MAKEMUSIC, INC.
filed 2011-08-12
CIK 920707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2011 there were 4,911,644 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
MakeMusic, Inc.
Condensed Balance Sheets
(In thousands of U.S. dollars, except share data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$9,177	$11,532
Accounts receivable (net of allowance of $11 and $20 in 2011 and 2010, respectively)	1,197	1,238
Inventories	160	201
Deferred income taxes, net	2,786	2,786
Prepaid expenses and other current assets	423	252

Total current assets	13,743	16,009

Property and equipment, net	296	342
Capitalized software products, net	2,318	2,424
Goodwill	3,630	3,630
Long term deferred income taxes, net	367	214
Other non-current assets	1	2

Total assets	$20,355	$22,621

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$7	$25
Accounts payable	293	489
Accrued compensation	788	1,372
Other accrued expenses	286	307
Post contract support	150	150
Reserve for product returns	314	380
Current portion of deferred revenue	2,712	3,603

Total current liabilities	4,550	6,326

Capital lease obligations, net of current portion	0	4
Deferred revenue, net of current portion	111	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 10,000,000
Issued and outstanding shares — 4,861,644 and 4,895,983 in 2011 and 2010, respectively	49	49
Additional paid-in capital	66,617	66,632
Accumulated deficit	(50,972)	(50,486)

Total shareholders’ equity	15,694	16,195

Total liabilities and shareholders’ equity	$20,355	$22,621

See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Operations
(In thousands of U.S. dollars, except share and per share data)
(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Notation revenue	$1,672	$2,462	$4,006	$5,030
SmartMusic revenue	1,641	1,315	3,301	2,747

NET REVENUE	3,313	3,777	7,307	7,777

COST OF REVENUES	534	571	1,128	1,222

GROSS PROFIT	2,779	3,206	6,179	6,555
OPERATING EXPENSES:
Development expenses	1,085	1,402	2,300	2,724
Selling and marketing expenses	1,015	1,035	2,248	2,234
General and administrative expenses	989	877	2,097	1,916
Patent litigation expense	0	0	225	0

Total operating expenses	3,089	3,314	6,870	6,874

LOSS FROM OPERATIONS	(310)	(108)	(691)	(319)

Other, net	25	13	52	40

Net loss before income tax	(285)	(95)	(639)	(279)

Income tax expense (benefit)	20	(47)	(153)	(114)

Net loss	($305)	($48)	($486)	($165)

Loss per common share:
Basic and diluted	($0.06)	($0.01)	($0.10)	($0.03)

Weighted average common shares outstanding:
Basic and diluted	4,859,563	4,818,295	4,872,518	4,793,334
See Notes to Condensed Financial Statements

MakeMusic, Inc.
Condensed Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	6 Months
	Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	($486)	($165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	508
Deferred income taxes, net	(153)	(148)
Share based compensation	247	270
Net changes in operating assets and liabilities:
Accounts receivable	41	88
Inventories	41	104
Prepaid expenses and other current assets	(171)	(49)
Accounts payable	(196)	(410)
Accrued expenses and product returns	(652)	(209)
Deferred revenue	(876)	(722)

Net cash used in operating activities	(1,657)	(733)

Cash flows from investing activities
Purchases of property and equipment	(96)	(72)
Capitalized development and other intangibles	(299)	(224)

Net cash used in investing activities	(395)	(296)

Cash flows from financing activities
Proceeds from stock options exercised	28	102
Payments on redemption of stock options	(18)	0
Repurchase of common stock	(291)	0
Principal payments on capital leases	(22)	(30)

Net cash (used in) provided by financing activities	(303)	72

Net decrease in cash and cash equivalents	(2,355)	(957)
Cash and cash equivalents, beginning of period	11,532	8,943

Cash and cash equivalents, end of period	$9,177	$7,986

Supplemental disclosure of cash flow information
Interest paid	$1	$4
Income taxes paid	1	99
See Notes to Condensed Financial Statements

Make Music, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no additional events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

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
Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants of 226,739 and 215,974, respectively, for the three and six-month periods ended June 30, 2011 are excluded because the effect is anti-dilutive. The effect of options and warrants of 411,025 and 385,722, respectively, for the three and six-month periods ended June 30, 2010 are excluded because the effect is anti-dilutive.
Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

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

As of June 30, 2011 and June 30, 2010, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of June 30, 2011 are 2006-2010.

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

We have maintained our policy of recording a deferred tax asset representing tax on three years of forecasted income. We continue to believe that this policy is prudent, as the likelihood of technological and industry developments limit our ability to forecast income beyond three years. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of June 30, 2011 we have maintained a valuation allowance of $5,690,000. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by our future profitability.

Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,175,000 would have to be established for uncertain tax positions.

We recorded federal tax expense of $20,000 for the three months ended June 30, 2011 and a benefit for federal income taxes of $153,000 for the six months ended June 30, 2011. We recorded a benefit for federal income taxes of $50,000 and $148,000, respectively, for the three and six-month periods ended June 30, 2010. The effective tax rate through the period June 30, 2011 is 24.0%.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2011 and 2010, we recognized $114,000 and $109,000, respectively, and for the six months ended June 30, 2011 and 2010, we recognized $184,000 and $217,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2011	2010
Black-Scholes Model:
Risk-free interest rate	1.21%	1.98%
Expected life, in years	4.2	4.4
Expected volatility	70.51%	79.30%
Dividend yield	0.00%	0.00%
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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the six months ended June 30, 2011:

				Weighted	Weighted
	Shares			Average	Average
	Reserved			Option	Remaining
	for Future	2003 Plan	Plan Option	Exercise	Contract
	Grant	Restricted Shares	Shares	Price	Life
At December 31, 2010	361,103	80,049	504,536	$5.51

Authorized	—	—	—
Granted	(183,714)	15,381	168,333	$4.94
Expired	101,664	—	(101,664)	$6.00
Cancelled	16,320	—	(16,320)	$4.27
Exercised	—	—	(23,954)	$4.04

At June 30, 2011	295,373	95,430	530,931	$5.34	4.7 Years

Outstanding Exercisable at June 30, 2011			280,463	$5.81	3.2 Years

At June 30, 2011 the aggregate intrinsic value of options outstanding was $158,000, and the aggregate intrinsic value of options exercisable was $95,000.

At June 30, 2011 there was $451,000 of unrecognized compensation cost related to unvested share-based option payments which is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2011 there was $279,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.
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

The remaining activities are included in “Other.” These are unallocated expenses which include costs related to business systems, marketing and general and administrative that are not directly attributable to a particular segment. Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items.

Segment assets or other balance sheet information are not prepared or presented to management. Therefore, information relating to segment assets is not presented.

The following table presents results of operations by reportable segment:

	For the 3 Months Ended June 30, 2011				For the 6 Months Ended June 30, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$1,672	$1,641	$0	$3,313	$4,006	$3,301	$0	$7,307

COST OF REVENUES	119	415	0	534	267	861	0	1,128

GROSS PROFIT	1,553	1,226	0	2,779	3,739	2,440	0	6,179
Percentage of Net Revenue	93%	75%	0%	84%	93%	74%	0%	85%

OPERATING EXPENSES:
Development expenses	460	337	288	1,085	977	763	560	2,300
Selling and marketing expenses	365	429	221	1,015	809	985	454	2,248
General and administrative expenses	24	15	950	989	43	34	2,020	2,097
Patent litigation expense	0	0	0	0	0	0	225	225

Total Operating Expenses	849	781	1,459	3,089	1,829	1,782	3,259	6,870

Income/(Loss) from Operations	704	445	(1,459)	(310)	1,910	658	(3,259)	(691)

Other Income/(Expense)	0	0	25	25	0	0	52	52

Net Income/(Loss) Before Income Tax	704	445	(1,434)	(285)	1,910	658	(3,207)	(639)

Income tax expense/(benefit)	0	0	20	20	0	0	(153)	(153)

NET INCOME/(LOSS)	$704	$445	($1,454)	($305)	$1,910	$658	($3,054)	($486)

	For the 3 Months Ended June 30, 2010				For the 6 Months Ended June 30, 2010
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,462	$1,315	$0	$3,777	$5,030	$2,747	$0	$7,777

COST OF REVENUES	210	361	0	571	424	798	0	1,222

GROSS PROFIT	2,252	954	0	3,206	4,606	1,949	0	6,555
Percentage of Net Revenue	91%	73%	0%	85%	92%	71%	0%	84%

OPERATING EXPENSES:
Development expenses	620	517	265	1,402	1,156	1,050	518	2,724
Selling and marketing expenses	424	367	244	1,035	927	826	481	2,234
General and administrative expenses	28	9	840	877	46	26	1,844	1,916
Patent litigation expense	0	0	0	0	0	0	0	0

Total Operating Expenses	1,072	893	1,349	3,314	2,129	1,902	2,843	6,874

Income/(Loss) from Operations	1,180	61	(1,349)	(108)	2,477	47	(2,843)	(319)

Other Income/(Expense)	0	0	13	13	0	0	40	40

Net Income/(Loss) Before Income Tax	1,180	61	(1,336)	(95)	2,477	47	(2,803)	(279)

Income tax expense/(benefit)	0	0	(47)	(47)	0	0	(114)	(114)

NET INCOME/(LOSS)	$1,180	$61	($1,289)	($48)	$2,477	$47	($2,689)	($165)

Note 6	Goodwill.

Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles — Goodwill and Other, (formerly SFAS 142) goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist.
Note 7	Subsequent Events.

On June 13, 2011, MakeMusic, Inc. entered into an employment agreement with Karen van Lith as the company’s Chief Executive Officer. On that same day, the Company ceased the employment agreement with Jeffrey A. Koch, the company’s interim Chief Executive Officer. Terms of Mr. Koch’s separation agreement were finalized on July 11, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
     MakeMusic’s mission is to develop and market solutions that transform how music is composed, taught, learned and performed. This is accomplished by:
•	Providing integrated technology, content and web services to enhance and expand how music is taught, learned and prepared for performance.

•	Providing music education content developers with a technology-enriched publishing platform that leverages their copyrighted assets while simultaneously increasing the content and value of the SmartMusic library.

•	Offering software solutions for engraving and electronically distributing sheet music.
     MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice and Finale® music notation software. We believe these innovative products reinforce each other’s features and competitiveness. The well-established Finale family of music notation software products provides a solid base business that serves a large customer base and generates consistent revenue through sales of new products, annual upgrades and trade-up campaigns. Our innovative technology enables the creation, learning and performance of music and our unparalleled products makes us the leader in our industry.
     For the first six months of 2011, net revenues for MakeMusic were $7,307,000 which was $470,000 less than revenue of $7,777,000 reported in the first six months 2010. SmartMusic revenue grew 20% due to our year-over-year subscription growth from 143,095 to 173,295 and price increases implemented in the third quarter of 2010, from $130 to $140 for teacher subscriptions and from $30 to $36 for student subscriptions. Notation revenue decreased 20% due to reductions in both our sales to distribution partners and our direct sales. We attribute these decreases to the timing of our annual Finale update release. Due to the extent of the updates to the technical infrastructure for Finale 2012, this year’s update will be released in the fall, as compared to last year’s release of Finale 2011 in June 2010. We anticipate further reductions into the third quarter of 2011 on a year-over-year basis on our Finale sales. Gross margin percentages were comparable at 85% in 2011 and 84% in 2010. Operating expenses increased in 2011. General and administrative expenses increased primarily due to recruiting initiatives for our Chief Executive Officer position, which was completed with the appointment of Karen van Lith on June 13, 2011, and accrued severance expenses relating to the departure of our former interim Chief Executive Officer. Selling and marketing expenses increased due to expansion in our direct educational sales force, which were offset by reductions in direct marketing expenses relating to the later timing of our Finale 2012 release. We also incurred expenses of approximately $225,000 relating to a patent infringement settlement, which were accrued in the first quarter of 2011 and paid in the second quarter of 2011. Development expenses decreased primarily because our open Chief Technology Officer position and other open development positions resulted in lower personnel costs. We anticipate finalizing the selection of the Chief Technology Officer position and filling the open development positions in the third and fourth quarters of 2011. Our net loss before taxes in the first six months of 2011 was $639,000 compared to $279,000 in 2010. The tax benefit in first six months of 2011 was $153,000 compared to $114,000 in the first six months of 2010. As a result of the factors mentioned, we reported net loss of approximately $486,000 in the first six months of 2011 compared to net loss of $165,000 in the first six months of 2010.

     Looking forward, we are evaluating opportunities to expand our distribution, improve marketing programs, enhance the underlying technology we use to deliver our products and better monetize our established brands.
     We believe there is sizeable growth potential with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles, skill-development exercises and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.
     SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs. SmartMusic 2012 provides vocal assessment for the first time and site-singing exercises are assessed for both pitch and rhythm. Choral directors and general music teachers now have access to the same award-winning interactive technology that has been available to band and orchestra directors.
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
     In July of 2011, we completed development on a mobile application called SmartMusic InboxTM. SmartMusic Inbox is a free application for both Android and Apple smart phones, and can also be used with Apple’s iPad® and iPod touch®. SmartMusic Inbox was announced on July 21, 2011 and SmartMusic teachers can now listen to and grade assignments at any time and at any place. Additionally, in the second quarter of 2011, development was completed on SmartMusic 2012 which includes vocal assessment as well as other product enhancements. We announced the release of SmartMusic 2012 on August 1, 2011.
     We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 173,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic and we are focusing on finding additional ways to monetize it.
     The following table illustrates our quarterly SmartMusic metrics:

	Jun-10	Sep-10	Dec-10	Mar-11	Jun-11
Total Subscriptions	143,095	158,574	162,189	164,836	173,295
Educator Accounts	9,073	9,312	9,402	9,727	9,633
Educators who have issued assignments*	2,379	1,085	2,040	2,680	2,814
Gradebook Teachers *	1,172	415	1,019	1,416	1,458
Site Agreements	372	466	485	506	541
Site Agreement Educator Subscriptions	2,532	3,403	3,343	3,537	4,181

*	Annual statistics that restart on July 1 of each year reflecting the start of the school-year cycle
     The SmartMusic target business model is to have music educators increase their use of SmartMusic Gradebook to set up their classes, enroll students and issue assignments, which we believe would result in an increase in student subscriptions. As stated above, 2,814, or 29%, of the teachers who have purchased SmartMusic have utilized SmartMusic Gradebook. We track the number of teachers who use SmartMusic Gradebook and the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to fifty students or more (Gradebook Teachers). As of June 30, 2011, we reported 1,458 Gradebook teachers compared to 1,172 Gradebook teachers as of June 30, 2010.
     Our educational sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. We increased the size of our educational sales force from 5 to 7 and our marketing staff from 8 to 9 in 2010 to strengthen our strategic sales and marketing initiatives. In the first six months of 2011, we increased our education sales force to 12 and expect to expand to 13 in the third quarter of 2011. We are aggressively expanding our sales force to increase the penetration level of our target market. In addition, we have engaged in development efforts focused on improving and simplifying the SmartMusic purchase process, Gradebook class set-up, student enrollment and SmartMusic assignments. The overall objective is to make these processes easy and intuitive for both teachers and students. As a result of the increased focus of our direct sales force and product enhancements, site agreement educator subscriptions increased 65%, from 2,532 at June 30, 2010, to 4,181 at June 30, 2011.
     The following tables illustrate the total net new SmartMusic subscriptions and educator net new subscriptions for each quarter during the year ended December 31, 2010 and for the quarters ended March 31, 2011 and June 30, 2011:
All Subscribers:

							Quarterly
Quarter End	Beginning	New	Renewed	Renewal	Subscriptions	Quarter End	Net New
Date	Subscriptions	Subscriptions	Subscriptions	Rate	Ended	Subscriptions	Subscriptions
3/31/2010	133,782	11,590	15,330	72%	21,339	139,363	5,581
6/30/2010	139,363	5,391	14,069	89%	15,728	143,095	3,732
9/30/2010	143,095	23,826	47,383	85%	55,730	158,574	15,479
12/31/2010	158,574	20,453	29,065	63%	45,903	162,189	3,615
3/31/2011	162,189	13,322	14,579	58%	25,254	164,836	2,647
6/30/2011	164,836	11,766	14,016	81%	17,323	173,295	8,459
Educators:

							Quarterly
Quarter End	Beginning	New	Renewed	Renewal	Subscriptions	Quarter End	Net New
Date	Subscriptions	Subscriptions	Subscriptions	Rate	Ended	Subscriptions	Subscriptions
3/31/2010	11,667	728	2,087	80%	2,606	11,876	209
6/30/2010	11,876	500	1,837	72%	2,561	11,652	(224)
9/30/2010	11,652	1,434	3,440	87%	3,932	12,594	942
12/31/2010	12,594	873	2,192	66%	3,299	12,360	(234)
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
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
     In the second quarter of 2011, the total SmartMusic renewal rate improved when compared to the first quarter of 2011. The educator renewal rate also improved to 86% in the second quarter from 77% in the first quarter of 2011. We believe that the educator renewal rate is a better indicator of renewal patterns than student renewal rates since some students leave music programs every year and many of the students who are continuing in the music program transition from one grade level to the next (e.g. from middle school programs to high school programs). During the second quarter of 2011, we implemented a subscription promotion for our site agreement customers that provides for a 15-month subscription for the price of 12 months. We believe that some SmartMusic site agreement customers not only renewed early as a result of this promotion but also increased the number of subscriptions purchased. Additionally, we have a large collegiate site agreement that renews annually in the second quarter which contributes to our improved renewal rates during that period.

     We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2010. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our product releases. Our operating cash flow was negatively impacted in the second quarter of 2011 as compared to the second quarter of 2010 due to the delay of our Finale 2012 release. Due to current economic conditions and concerns over school budgets, we remain cautious regarding our future financial projections. However, we expect that upon release of Finale 2012 and with continued growth in SmartMusic subscriptions, we will achieve positive operating cash flow in 2011.
     In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.
Results of Operations
Comparison of the three- and six-month periods ended June 30, 2011 to the three- and six-month periods ended June 30, 2010
Net Revenue ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2011	2010	(Decr)%		2011	2010	(Decr)%
Notation	$1,672	$2,462	($790)	-32%	$4,006	$5,030	($1,024)	-20%
SmartMusic	1,641	1,315	326	25%	3,301	2,747	554	20%

Total	$3,313	$3,777	($464)	-12%	$7,307	$7,777	($470)	-6%

     Net revenue decreased 12% when comparing the three months ended June 30, 2011 and 2010 and decreased 6% when comparing the six months ended June 30, 2011 and 2010.
     Notation revenue decreased by $790,000, to $1,672,000, when comparing the three months ended June 30, 2011 and 2010 and by $1,024,000, to $4,006,000, when comparing the six months ended June 30, 2011 and 2010. Decreases during the comparative results for the quarter and for the six months ended June 30, 2011 were due to the timing of our annual Finale update release. Due to the extent of the updates to the technical infrastructure for Finale 2012, we expect to release this year’s update in the fall, as compared to the release of Finale 2011 in June 2010.
     SmartMusic revenue for the three months ended June 30, 2011 was $1,641,000, an increase of $326,000, or 25%, over the three months ended June 30, 2010 and an increase of $554,000, or 20% to $3,301,000, when comparing the six months ended June 30, 2011 and 2010. The increase in revenue is due to the growth of total SmartMusic subscriptions and price increases implemented in the third quarter of 2010, offset by a decrease in accessory and CD revenue. SmartMusic subscriptions have increased due in part to higher adoption rates at the district level, which we attribute to the success of our site agreement program, which encourages school district deployment of SmartMusic student subscriptions, and the expansion of our direct sales force, which focuses on district level sales. Additionally, we implemented a 15 for 12 month promotion in the second quarter of 2011, which resulted in new site agreements as well as early renewals. As of June 30, 2011, there were 541 site agreements for SmartMusic.
     SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended June 30, 2011 was $1,490,000, an increase of $314,000, or 27%, over the three-month period ended June 30, 2010. Total earned SmartMusic subscription revenue for the six-month period ended June 30, 2011 was $2,920,000, an increase of $613,000, or 27%, over the six-month period ended June 30, 2010. The increases for the three and six-month periods ended June 30, 2011 compared to the same periods in 2010 were due to the increase in the total number of subscriptions and the 2010 price increases. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,699,000 as of June 30, 2011, an increase of $603,000, or 29%, over the balance at June 30, 2010 and a decrease of $934,000, or 26%, compared to the balance of $3,633,000 at December 31, 2010. The decline from year-end 2010 is due to our historical trend where the majority of subscriptions purchases and renewals typically occur in the fall back-to-school season. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.
     SmartMusic has shown sustained growth since its launch. More than 9,633 educators have purchased SmartMusic, an increase of 6% over the 9,073 educators that had purchased it as of June 30, 2010. Total SmartMusic subscriptions as of June 30, 2011 number 173,295, representing a net gain of 30,200, or 21%, over the June 30, 2010 subscription count of 143,095.
     SmartMusic Gradebook is a web-based service that is designed to manage student assignments, recordings and grades while documenting the progress of each student and assessing student achievement. We track teachers that use SmartMusic as well as the number of those teachers who are using SmartMusic Gradebook to deliver and manage student assignments to 50 or more students (Gradebook teachers). As of June 30, 2011, we had 1,458 SmartMusic Gradebook teachers compared to 1,172 Gradebook teachers at June 30, 2010. This is an annual statistic, counting only teachers who have issued assignments to 50 or more students during a school fiscal year. The number of Gradebook teachers restarts at zero on July 1 of each year to correspond with the start of the school year.
     Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. This revenue is included in the SmartMusic category. We recorded $112,000 of revenue for the sales of accessories for the three months ended June 30, 2011, which was an increase of $18,000, or 19%, from the revenue of $94,000 for SmartMusic accessories for the three months ended June 30, 2010. Revenue for the sales of SmartMusic accessories for the six months ended June 30, 2011 was $270,000, which was an increase of $4,000, or 2%, from $266,000 of SmartMusic accessories revenue in the six months ended June 30, 2010.
Gross Profit ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2011	2010	(Decr)%		2011	2010	(Decr)%
Notation	$1,553	$2,252	($699)	-31%	$3,739	$4,606	($867)	-19%
SmartMusic	1,226	954	272	29%	2,440	1,949	491	25%

Total	$2,779	$3,206	($427)	-13%	$6,179	$6,555	($376)	-6%

     Gross profit in the three months ended June 30, 2011 decreased by $427,000, to $2,779,000, compared to the three months ended June 30, 2010. Gross profit for notation decreased by $699,000, to $1,553,000, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to the decrease in notation revenue attributed to the late release of Finale 2012. Gross profit for SmartMusic increased by $272,000, to $1,226,000, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to the increase in SmartMusic revenue and slightly improved accessory margins. Gross profit in the six months ended June 30, 2011 decreased by $376,000, to $6,179,000, compared to the six months ended June 30, 2010. Gross profit for notation decreased $867,000, to $3,739,000 for the six months ended June 30, 2011 compared to the same period in 2010 due to the decrease in notation revenue. Gross profit for SmartMusic increased $491,000, to $2,440,000 for the six months ended June 30, 2011 compared to the same period in 2010 due to the increase in SmartMusic revenue and slightly improved accessory margins.
     Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Capitalized SmartMusic repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 12% for each of the six month periods ended June 30, 2011 and 2010. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margins as a percentage of sales were generally comparable at 84% and 85%, respectively, for the three months ended June 30, 2011 and 2010 and 85% and 84%, respectively, for the six months ended June 30, 2011 and 2010.

Development expense ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2011	2010	(Decr)%		2011	2010	(Decr)%
Notation	$460	$620	($160)	-26%	$977	$1,156	($179)	-15%
SmartMusic	337	517	(180)	-35%	763	1,050	(287)	-27%
Other	288	265	23	9%	560	518	42	8%

Total	$1,085	$1,402	($317)	-23%	$2,300	$2,724	($424)	-16%

     Development expenses decreased 23% to $1,085,000, from $1,402,000, when comparing the three months ended June 30, 2011 and 2010. Development expenses decreased 16% to $2,300,000, from $2,724,000, when comparing the six months ended June 30, 2011 and 2010. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. The decrease in development expenses for Notation and SmartMusic was primarily due to reduced personnel costs relating to the open Chief Technology Officer position and other open development positions. SmartMusic also experienced reductions in consulting expenses due to completion in 2010 of upgrades to the SmartMusic user-interface design. During the six months ended June 30, 2011, 193 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 48 new titles in the six months ended June 30, 2010. There were 119 new titles released during the three months ended June 30, 2011 and no titles released during the quarter ended June 30, 2010.
Selling and marketing expense ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2011	2010	(Decr)%		2011	2010	(Decr)%
Notation	$365	$424	($59)	-14%	$809	$927	($118)	-13%
SmartMusic	429	367	62	17%	985	826	159	19%
Other	221	244	(23)	-9%	454	481	(27)	-6%

Total	$1,015	$1,035	($20)	-2%	$2,248	$2,234	$14	1%

     Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses decreased 2% to $1,015,000 for the three months ended June 30, 2011 compared to $1,035,000 for the three months ended June 30, 2010. Selling and marketing expenses increased 1%, to $2,248,000, during the six months ended June 30, 2011, compared to $2,234,000 for the six months ended June 30, 2010. Notation selling and marketing expenses decreased primarily due to reduced personnel costs, mainly incentive compensation allocated to notation and delayed direct marketing expenses due to the delay of Finale 2012. SmartMusic selling and marketing expenses increased due to increases to our educational sales force to achieve our strategic sales and marketing initiatives for SmartMusic.
General and administrative expense ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
			Incr				Incr
	2011	2010	(Decr)%		2011	2010	(Decr)%
Notation	$24	$28	($4)	-14%	$43	$46	($3)	-7%
SmartMusic	15	9	6	67%	34	26	8	31%
Other	950	840	110	13%	2,020	1,844	176	9%

Total	$989	$877	$112	13%	$2,097	$1,916	$181	9%

     General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 13% to $989,000 during the three months ended June 30, 2011 compared to $877,000 for the same period of 2010. General and administrative expenses increased by 9% to $2,097,000 during the six months ended June 30, 2011, compared to $1,916,000 for the same period of 2010. The increase in other general and administrative costs primarily resulted from recruiting our Chief Executive Officer. We also accrued severance costs relating to the departure of the former interim Chief Executive Officer for which payments will be made through November 2011.
Patent litigation expense
     We reached a confidential settlement with Uniloc USA, Inc. and Uniloc Singapore Private Limited in April 2011, which resulted in patent litigation costs of $225,000 during the six months ended June 30, 2011. The circumstances related to the settlement are described in more detail in this Quarterly Report under Part II, Item 1, “Legal Proceedings.” There were no comparable expenses during the six months ended June 30, 2010.
Income/ (Loss) from operations ($ in thousands)

		3 Months Ended June 30,				6 Months Ended June 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$704	$1,180	($476)	-40%	$1,910	$2,477	($567)	-23%
SmartMusic	445	61	384	630%	658	47	611	1300%
Other	(1,459)	(1,349)	(110)	8%	(3,259)	(2,843)	(416)	15%

Total	($310)	($108)	($202)	187%	($691)	($319)	($372)	117%

     Net loss from operations increased by $202,000 to $310,000 for the three months ended June 30, 2011 compared to $108,000 in the three months ended June 30, 2010. Net loss from operations increased by $372,000 to $691,000 for the six months ended June 30, 2011 compared to $319,000 in the six months ended June, 2010.
     The notation segment operating results for the six months ended June 30, 2011 reflects a decrease in income from operations due to the delay in releasing Finale 2012, offset by decreased development and selling and marketing expenses. SmartMusic income from operations improved due to increased SmartMusic revenue and lower expenses. The increased loss in other operations was primarily due to expenses relating to our search and appointment of our Chief Executive Officer, the April 2011 patent litigation settlement and the increase in unallocated sales and marketing expenses.
Net Loss
     Net loss in the three months ended June 30, 2011 was $305,000, or $0.06 per basic and diluted share, compared to net loss of $48,000, or $0.01 per basic and diluted share, in the three months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $486,000, or $0.10 per basic and diluted share, compared to net loss of $165,000, or $0.03 per basic and diluted share, in the same period of 2010. The increase in net loss in the six months ended June 30, 2011 was primarily due to lower notation revenues, patent litigation expenses of $225,000 and increased general and administrative fees related to recruiting our Chief Executive Officer. There were no comparable legal accruals or settlements or recruiting expenses in the first six months of 2010. The net tax expense was $20,000 in the three months ended June 30, 2011 and a net tax benefit of $153,000 for the six months ended June 30, 2011, compared to a net tax benefit of $47,000 and $114,000, respectively, for the three and six months ended June 30, 2010.
Liquidity and capital resources
     Net cash used in operating activities was $1,657,000 for the six months ended June 30, 2011, compared to $733,000 of cash used in operating activities during the six months ended June 30, 2010. The increase in cash used in the first six months of 2011 compared to the same period in 2010 was primarily due to an increase in net loss due to lower Notation revenue and an increase in cash used for working capital.
     Net cash used in investing activities was $395,000 for the six months ended June 30, 2011, compared to $296,000 cash used in investing activities for the comparable period in 2010. The increase was primarily due to the increase in capitalization of software development, primarily for repertoire development. Our total spending on repertoire development increased only slightly from $346,000 during the six months ended June 30, 2010 to $352,000 during the six months ended June 30, 2011. However, the amount capitalized increased from $224,000 during the six months ended June 30, 2010 to $299,000 during the six months ended June 30, 2011 due to the overall number of titles being developed and less time spent on non-title related activities.
     Net cash used in financing activities was $303,000 in the six months ended June 30, 2011 compared to $72,000 of cash provided by financing activities during the six months ended June 30, 2010. The increase in cash used in financing primarily consisted of $291,000 used to repurchase company shares under the Stock Repurchase Program which was announced in November 2010. The Stock Repurchase Program was discontinued effective May 6, 2011.
     Cash and cash equivalents as of June 30, 2011 was $9,177,000 compared to $7,986,000 as of June 30, 2010. The increase in cash is due to our net income reported for the year ended December 31, 2010. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles and school calendars.
     Our cash flow was negatively impacted in the second quarter of 2011 due to the delay of our Finale 2012 release until the fall. However, we expect that upon release of Finale 2012 and with continued growth in SmartMusic subscriptions, we will achieve positive operating cash flow in 2011. We expect that our revenues and, in particular, continued growth in SmartMusic subscriptions, plus recent improvements in operational efficiency will yield sufficient cash to finance our operations for the next twelve months.

Item 4. Controls and Procedures.
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
Forward Looking and Cautionary Statements
The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations, revenue growth from new SmartMusic subscriptions, and the anticipated impact of the delayed release of Finale 2012 on our third quarter and fiscal year revenue; our expectations, including release dates, regarding our future product offerings and recent product enhancements; our evaluation of opportunities to expand our distribution, improve marketing programs, enhance technology and better monetize our brands; our expectations regarding recruiting and hiring a Chief Technology Officer and other development staff; our expectations regarding our target business model, future subscription growth for SmartMusic and our ability to leverage the SmartMusic platform; our intent to expand SmartMusic repertoire; our plans relating to marketing and sales efforts, including staff increases; our expectations regarding the impact of our patent litigation settlement; our beliefs relating to adequacy of capital resources; and our beliefs relating to the sufficiency of management’s contingency plans. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our product development efforts; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; our ability to execute strategic development plans with respect to our notation and SmartMusic segments; our ability to attract and integrate qualified personnel; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry, including our ability to release timely product upgrades that are responsive to such changes; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As previously disclosed, on September 14, 2010, a complaint was filed against us by Uniloc USA, Inc. and Uniloc Singapore Private Limited (collectively “Uniloc”) in the United States District Court for the Eastern District of Texas. The complaint alleged infringement of Uniloc’s patent for securely registering software and other digital media to prevent illicit copying and software piracy and seeks a permanent injunction. In addition, Uniloc sought compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We are one of approximately 120 companies that have been similarly sued by Uniloc. We entered into a confidential settlement with Uniloc on April 28, 2011, pursuant to which we incurred expenses of approximately $225,000. As part of the settlement, we received a license to the patent in question. We do not expect the settlement to have a material impact on our business, financial condition, or results of operations.
     In the ordinary course of business, we may be party to additional legal actions, proceedings, or claims. Corresponding costs are accrued when it is reasonably possible that loss will be incurred and the amount can be precisely or reasonably estimated. We are not aware of any actual or threatened litigation that would have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the quarter ended June 30, 2011.
Issuer Purchases of Equity Securities
     On November 10, 2010 we announced our Board’s approval of a Stock Repurchase Program, which authorizes the repurchase up to $10 million of our common stock over a two-year period through open market transactions (including through 10b5-1 plans) or private transactions at the discretion of management. There were no stock repurchases during the quarter ended June 30, 2011. The Stock Repurchase Program was discontinued effective May 6, 2011.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.
Item 6. Exhibits.
See the attached exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	MAKEMUSIC, INC.
	By:	/s/ Karen T. van Lith
Karen T. van Lith, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended June 30, 2011

Exhibit No.	Description
10.1*	Form of Restricted Stock Agreement under the MakeMusic, Inc. 2003 Equity Incentive Plan

10.2	Employment Agreement by and between MakeMusic, Inc. and Karen T. van Lith dated June 13, 2011 — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 15, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) condensed balance sheets, (ii) condensed statement of operations, (iii) condensed statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.