Form 10-Q
period 2011-09-30
MAKEMUSIC, INC.
filed 2011-11-14
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 27, 2011 there were 4,932,020 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MakeMusic, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,881	$11,532
Accounts receivable (net of allowance of $8 and $20 in 2011 and 2010, respectively)	1,743	1,238
Inventories	335	201
Deferred income taxes, net	2,786	2,786
Prepaid expenses and other current assets	328	252

Total current assets	15,073	16,009

Property and equipment, net	389	342
Capitalized software products, net	2,245	2,424
Goodwill	3,630	3,630
Long term deferred income taxes, net	422	214
Other non-current assets	1	2

Total assets	$21,760	$22,621

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$6	$25
Accounts payable	398	489
Accrued compensation	647	1,372
Other accrued expenses	303	307
Post contract support	150	150
Reserve for product returns	369	380
Current portion of deferred revenue	4,090	3,603

Total current liabilities	5,963	6,326

Capital lease obligations, net of current portion	—	4
Deferred revenue, net of current portion	140	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,927,868 and 4,895,983 in 2011 and 2010, respectively	49	49
Additional paid-in capital	66,784	66,632
Accumulated deficit	(51,176)	(50,486)

Total shareholders’ equity	15,657	16,195

Total liabilities and shareholders’ equity	$21,760	$22,621

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Notation revenue	$1,647	$2,704	$5,653	$7,734
SmartMusic revenue	2,158	1,825	5,459	4,572

NET REVENUE	3,805	4,529	11,112	12,306

COST OF REVENUES	783	778	1,911	2,000

GROSS PROFIT	3,022	3,751	9,201	10,306

OPERATING EXPENSES:
Development expenses	971	1,336	3,271	4,060
Selling and marketing expenses	1,384	1,225	3,632	3,459
General and administrative expenses	907	769	3,004	2,685
Patent litigation expense	—	—	225	—

Total operating expenses	3,262	3,330	10,132	10,204

INCOME (LOSS) FROM OPERATIONS	(240)	421	(931)	102

Other, net	38	16	91	56

Net income (loss) before income tax	(202)	437	(840)	158

Income tax expense (benefit)	3	196	(150)	82

Net income (loss)	$(205)	$241	$(690)	$76

Income (Loss) per common share:
Basic	$(0.04)	$0.05	$(0.14)	$0.02
Diluted	$(0.04)	$0.05	$(0.14)	$0.02

Weighted average common shares outstanding:
Basic	4,908,829	4,867,663	4,884,755	4,818,383
Diluted	4,908,829	4,974,772	4,884,755	4,923,507

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	9 Months
	Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(690)	$76
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	826	758
Gain on disposal of assets	—	(1)
Deferred income taxes, net	(208)	79
Share based compensation	356	325
Net changes in operating assets and liabilities:
Accounts receivable	(505)	(184)
Inventories	(134)	38
Prepaid expenses and other current assets	(76)	(69)
Accounts payable	(91)	(90)
Accrued expenses and product returns	(722)	(202)
Deferred revenue	531	477

Net cash (used in) provided by operating activities	(713)	1,207

Cash flows from investing activities
Purchases of property and equipment	(239)	(93)
Proceeds from disposal of property and equipment	—	1
Capitalized development and other intangibles	(453)	(367)

Net cash (used in) investing activities	(692)	(459)

Cash flows from financing activities
Proceeds from stock options exercised	87	167
Payments on redemption of stock options	(18)	—
Repurchase of common stock	(291)	—
Principal payments on capital leases	(24)	(45)

Net cash (used in) provided by financing activities	(246)	122

Net increase (decrease) in cash and cash equivalents	(1,651)	870
Cash and cash equivalents, beginning of period	11,532	8,943

Cash and cash equivalents, end of period	$9,881	$9,813

Supplemental disclosure of cash flow information
Interest paid	$1	$4
Income taxes paid	124	99

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no additional events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

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

Note 2	Net Income (Loss) Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants of 355,496 and 251,660, respectively, for the three and nine-month periods ended September 30, 2011 are excluded because the effect is anti-dilutive. Net income per share was calculated by dividing the net income by the weighted average number of shares outstanding during the period. The effect of options and warrants of 345,376 and 334,713, respectively, for the three and nine-month periods ended September 30, 2010 are excluded because the effect is anti-dilutive. The following table summarizes the dilutive effect on shares of stock included in calculating earnings per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Weighted-average common shares outstanding	4,908,829	4,867,663	4,884,755	4,818,383
Dilutive effect of stock options and warrants	—	107,109	—	105,124
Equivalent average common shares outstanding – diluted	4,908,829	4,974,772	4,884,755	4,923,507
Note 3	Income Tax Expense. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

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

As of September 30, 2011 and September 30, 2010, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of September 30, 2011 are 2006-2010.

As of December 31, 2010, we had U.S. net operating loss carry-forwards of approximately $14,721,000, Minnesota net operating loss carry-forwards of $5,868,000, and research and development tax credits of $1,191,000 and Minnesota research and development tax credits of $514,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. During 2010, we maintained our policy established in the fourth quarter of 2009of recording a deferred tax asset representing tax on three years of forecasted income. We continue to believe that this policy is prudent, as the likelihood of technological and industry developments limit our ability to forecast income beyond three years. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of September 30, 2011 we have maintained a valuation allowance of $5,690,000. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by our future profitability. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of $3,175,000 would have to be established for uncertain tax positions.

We recorded a cumulative income tax benefit of $150,000 for the nine months ended September 30, 2011, and income tax expense of $3,000 for the three months ended September 30, 2011. The three-month period ended September 30, 2011 includes an income tax benefit of $55,000 for the current period, and an income tax expense true-up of $58,000 for the tax year ended December 31, 2010, related to an accounting method change. After taking into account the prior year true-up, the effective tax rate for the nine month period ended September 30, 2011 was 17.85%. We recorded income tax expense of $82,000 and $196,000 for the cumulative nine-month and quarterly three-month comparable periods in 2010, respectively. In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL’s in the future may be limited.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2011 and 2010, we recognized $75,000 and $108,000, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized $293,000 and $325,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	September 30,
	2011	2010
Black-Scholes Model:
Risk-free interest rate	1.15%	1.98%
Expected life, in years	4.3	4.4
Expected volatility	69.85%	79.30%
Dividend yield	0.00%	0.00%

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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the nine months ended September 30, 2011:

	Shares Reserved for Future Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2010	361,103	80,049	504,536	$5.51

Authorized	—	—	—
Granted	(294,214)	65,381	228,833	$4.97
Expired	103,664	—	(103,664)	$6.00
Cancelled	24,504	—	(24,504)	$3.99
Exercised	—	—	(40,178)	$3.87

At September 30, 2011	195,057	145,430	565,023	$5.38	4.7 Years

Outstanding Exercisable at September 30, 2011			228,622	$6.05	3.0 Years

At September 30, 2011 the aggregate intrinsic value of options outstanding was $117,000, and the aggregate intrinsic value of options exercisable was $76,000.

At September 30, 2011 there was $499,000 of unrecognized compensation cost related to unvested share-based option payments which is expected to be recognized over a weighted-average period of 2.2 years. At September 30, 2011 there was $237,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 1.75 years.

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

The following table presents results of operations by reportable segment:

	For the 3 Months Ended September 30, 2011				For the 9 Months Ended September 30, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$1,647	$2,158	$—	$3,805	$5,653	$5,459	$—	$11,112

COST OF REVENUES	128	655	—	783	392	1,519	—	1,911

GROSS PROFIT	1,519	1,503	—	3,022	5,261	3,940	—	9,201
Percentage of Net Revenue	92%	70%	0%	79%	93%	72%	0%	83%

OPERATING EXPENSES:
Development expenses	442	290	239	971	1,419	1,053	799	3,271
Selling and marketing expenses	411	666	307	1,384	1,216	1,655	761	3,632
General and administrative expenses	17	25	865	907	59	61	2,884	3,004
Patent litigation expense	—	—	—	—	—	—	225	225

Total Operating Expenses	870	981	1,411	3,262	2,694	2,769	4,669	10,132

Income/(Loss) from Operations	649	522	(1,411)	(240)	2,567	1,171	(4,669)	(931)

Other Income/(Expense)	—	—	38	38	—	—	91	91

Net Income/(Loss) Before Income Tax	649	522	(1,373)	(202)	2,567	1,171	(4,578)	(840)

Income tax expense/(benefit)	—	—	3	3	—	—	(150)	(150)

NET INCOME/(LOSS)	$649	$522	($1,376)	($205)	$2,567	$1,171	($4,428)	($690)

	For the 3 Months Ended September 30, 2010				For the 9 Months Ended September 30, 2010
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,704	$1,825	$—	$4,529	$7,734	$4,572	$—	$12,306

COST OF REVENUES	197	581	—	778	621	1,379	—	2,000

GROSS PROFIT	2,507	1,244	—	3,751	7,113	3,193	—	10,306
Percentage of Net Revenue	93%	68%	0%	83%	92%	70%	0%	84%

OPERATING EXPENSES:
Development expenses	610	481	245	1,336	1,766	1,531	763	4,060
Selling and marketing expenses	481	437	307	1,225	1,408	1,263	788	3,459
General and administrative expenses	16	23	730	769	62	49	2,574	2,685
Patent litigation expense	—	—	—	—	—	—	—	—

Total Operating Expenses	1,107	941	1,282	3,330	3,236	2,843	4,125	10,204

Income/(Loss) from Operations	1,400	303	(1,282)	421	3,877	350	(4,125)	102

Other Income/(Expense)	—	—	16	16	—	—	56	56

Net Income/(Loss) Before Income Tax	1,400	303	(1,266)	437	3,877	350	(4,069)	158

Income tax expense/(benefit)	—	—	196	196	—	—	82	82

NET INCOME/(LOSS)	$1,400	$303	($1,462)	$241	$3,877	$350	($4,151)	$76

Note 6	Goodwill.

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

None.

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

For the first nine months of 2011, net revenues for MakeMusic were $11,112,000 which was $1,194,000 less than revenue of $12,306,000 reported in the first nine months 2010. SmartMusic revenue grew 19% due to our year-over-year subscription growth from 158,574 to 176,352 and price increases implemented in the third quarter of 2010, from $130 to $140 for teacher subscriptions and from $30 to $36 for student subscriptions. Notation revenue decreased 27% due to reductions in both our sales to distribution partners and our direct sales. We attribute these decreases to the timing of our annual Finale update release. This year’s update was released in October 2011, as compared to last year’s release of Finale 2011 in June 2010. We anticipate improvement in the fourth quarter of 2011 on a year-over-year basis on our total Finale sales due to the early October release although total year sales will still be impacted by the later release. Gross margin percentages were comparable at 83% in 2011 and 84% in 2010.

Operating expenses during the first nine months of 2011 were comparable to the same period in 2010. Selling and marketing expenses increased due to expansion in our direct educational sales force, which were offset by reductions in direct marketing expenses relating to the later timing of our Finale 2012 release. General and administrative expenses increased primarily due to recruiting initiatives for our Chief Executive Officer position, which was completed with the appointment of Karen van Lith on June 13, 2011, and accrued severance expenses relating to the departure of our former interim Chief Executive Officer. We also incurred expenses of approximately $225,000 relating to a patent infringement settlement, which were accrued in the first quarter of 2011 and paid in the second quarter of 2011. Development expenses decreased primarily because our open Chief Technology Officer position and other open development positions resulted in lower personnel costs. The Chief Technology Officer position was filled in August 2011 and one of the open development positions was filled in September 2011.

Our net loss before taxes in the first nine months of 2011 was $840,000 compared to net income before taxes of $158,000 in 2010. The tax benefit in first nine months of 2011 was $150,000 compared to tax expense of $82,000 in the first nine months of 2010. As a result of the factors mentioned, we reported net loss of approximately $690,000 in the first nine months of 2011 compared to net income of $76,000 in the first nine months of 2010.

We believe there is growth potential with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and their teachers. SmartMusic combines a software application, a library of thousands of music titles, skill-development exercises and a web service to provide students with a compelling experience and teachers with the realistic means to document the progress of every student.

SmartMusic software enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments authored by respected educators, thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs. SmartMusic 2012 introduced new vocal and site-reading technology and included site-singing exercises which can be assessed for both pitch and rhythm. Choral directors and general music teachers now have access to the same award-winning interactive technology that has been available to band and orchestra directors.

SmartMusic Gradebook is a web-based grade book designed to manage student assignments, grades, and recordings while documenting the progress of each student and assessing student achievement. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements. SmartMusic Gradebook enables teachers to easily send assignments to each of their students. Submitted assignments are automatically graded and posted in the teacher’s SmartMusic Gradebook thereby providing teachers with the visible means for measuring student achievement.

In July of 2011, we announced a mobile application called SmartMusic InboxTM. SmartMusic Inbox is a free application for both Android and Apple platforms. SmartMusic teachers can now listen to and grade assignments at any time and at any place. Additionally, in the second quarter of 2011, development was completed on SmartMusic 2012 which includes new vocal capabilities as well as other product enhancements.

We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 176,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic.

The following table illustrates our quarterly SmartMusic metrics:

	Jun-10	Sep-10	Dec-10	Mar-11	Jun-11	Sep-11
Total Subscriptions	143,095	158,574	162,189	164,836	173,295	176,352
Subscriptions purchased during quarter	18,722	69,947	46,496	25,246	24,487	74,550
Educator Accounts	9,073	9,312	9,402	9,727	9,633	9,744

Our educational sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. We sell site agreements that provide discounts for volume purchases. We increased the size of our educational sales force from 5 to 7 and our marketing staff from 8 to 9 in 2010 to strengthen our strategic sales and marketing initiatives. During the first nine months of 2011, we further increased our education sales force to 13.

The following tables illustrate the total net new SmartMusic educator subscriptions for each quarter during the year ended December 31, 2010 and for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011:

Educators:

Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2010	11,667	728	2,087	80%	2,606	11,876	209
6/30/2010	11,876	500	1,837	72%	2,561	11,652	(224)
9/30/2010	11,652	1,434	3,440	87%	3,932	12,594	942
12/31/2010	12,594	873	2,192	66%	3,299	12,360	(234)
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two- month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic subscriptions.

The educator renewal rate was impacted in the third quarter by subscriptions renewed early in the second quarter. The educator renewal rate for the third quarter of 2011 was 80% compared to 86% in the second quarter of 2011.

We have achieved positive cash flow from operations for the last six years, including the most recent year ended December 31, 2010. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our product releases. Our operating cash flow was negatively impacted in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the timing of our Finale 2012 release. Due to current economic conditions and school budgets constraints, we remain cautious regarding our future financial projections. However, given the release of Finale 2012 in early October 2011 and with continued growth in SmartMusic subscriptions, we expect to achieve positive operating cash flow in 2011.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations

Comparison of the three- and nine-month periods ended September 30, 2011 to the three- and nine-month periods ended September 30, 2010

Net Revenue ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$1,647	$2,704	$(1,057)	-39%	$5,653	$7,734	$(2,081)	-27%
SmartMusic	2,158	1,825	333	18%	5,459	4,572	887	19%

Total	$3,805	$4,529	$(724)	-16%	$11,112	$12,306	$(1,194)	-10%

Net revenue decreased 16% when comparing the three months ended September 30, 2011 and 2010 and decreased 10% when comparing the nine months ended September 30, 2011 and 2010.

Notation revenue decreased by $1,057,000, to $1,647,000, when comparing the three months ended September 30, 2011 and 2010 and by $2,081,000, to $5,653,000, when comparing the nine months ended September 30, 2011 and 2010. Decreases during the comparative results for the quarter and for the nine months ended September 30, 2011 were due to the timing of our annual Finale update release and lower sales through our Japan distributor.

SmartMusic revenue for the three months ended September 30, 2011 was $2,158,000, an increase of $333,000, or 18%, over the three months ended September 30, 2010 and increased $887,000, or 19% to $5,459,000, when comparing the nine months ended September 30, 2011 and 2010. The increase in revenue for the three and nine months ended September 30, 2011 is due to the growth of total SmartMusic subscriptions and price increases implemented in the third quarter of 2010. We attribute the increase in our SmartMusic subscriptions to our site agreement program, which encourages school district deployment of SmartMusic student subscriptions at a discounted rate.

SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended September 30, 2011 was $1,615,000, an increase of $360,000, or 29%, over the three-month period ended September 30, 2010. Total earned SmartMusic subscription revenue for the nine-month period ended September 30, 2011 was $4,535,000, an increase of $973,000, or 27%, over the nine-month period ended September 30, 2010. The increases for the three and nine-month periods ended

September 30, 2011 compared to the same periods in 2010 were due to the increase in the total number of subscriptions and the 2010 price increases. Total unearned SmartMusic subscription revenue (deferred revenue) was $4,002,000 as of September 30, 2011, an increase of $692,000, or 21%, over the balance at September 30, 2010 and an increase of $369,000, or 10%, compared to the balance of $3,633,000 at December 31, 2010. The increase from year-end 2010 is due to our historical trend where the majority of subscriptions purchases and renewals typically occur in the fall back-to-school season. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.

SmartMusic has shown sustained growth since its launch. More than 9,744 educators have purchased SmartMusic, an increase of 5% over the 9,312 educators that had purchased it as of September 30, 2010. Total SmartMusic subscriptions as of September 30, 2011 number 176,352, representing a net gain of 17,778, or 11%, over the September 30, 2010 subscription count of 158,574.

We recorded $410,000 of revenue for the sales of SmartMusic accessories (primarily microphones) for the three months ended September 30, 2011, which was an increase of $2,000, or 1%, from the revenue of $408,000 for SmartMusic accessories for the three months ended September 30, 2010. Revenue for the sales of SmartMusic accessories for the nine months ended September 30, 2011 was $680,000, which was an increase of $6,000, or 1%, from $674,000 of SmartMusic accessories revenue in the nine months ended September 30, 2010.

Gross Profit ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$1,519	$2,507	$(988)	-39%	$5,261	$7,113	$(1,852)	-26%
SmartMusic	1,503	1,244	259	21%	3,940	3,193	747	23%

Total	$3,022	$3,751	$(729)	-19%	$9,201	$10,306	(1,105)	-11%

Gross profit in the three months ended September 30, 2011 decreased by $729,000, to $3,022,000, compared to the three months ended September 30, 2010. Gross profit for Notation decreased by $988,000, to $1,519,000, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the decrease in notation revenue attributed to the later release of Finale 2012. Gross profit for SmartMusic increased by $259,000, to $1,503,000, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the increase in SmartMusic revenue. Gross profit in the nine months ended September 30, 2011 decreased by $1,105,000, to $9,201,000, compared to the nine months ended September 30, 2010. Gross profit for Notation decreased $1,852,000, to $5,261,000, for the nine months ended September 30, 2011 compared to the same period in 2010 due to the decrease in notation revenue. Gross profit for SmartMusic increased $747,000, to $3,940,000, for the nine months ended September 30, 2011 compared to the same period in 2010 due to the increase in SmartMusic revenue.

Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Capitalized SmartMusic repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 12% for each of the nine month periods ended September 30, 2011 and 2010. We expect amortization related to repertoire development to increase as we continue to add repertoire to SmartMusic. Gross margins as a percentage of sales decreased to 79% for the three months ended September 30, 2011 compared to 83% for the three months ended September 30, 2010. Gross margins were generally comparable at 83% and 84%, respectively, for the nine months ended September 30, 2011 and 2010.

Development expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$442	$610	$(168)	-28%	$1,419	$1,766	$(347)	-20%
SmartMusic	290	481	(191)	-40%	1,053	1,531	(478)	-31%
Other	239	245	(6)	-2%	799	763	36	5%

Total	$971	$1,336	$(365)	-27%	$3,271	$4,060	$(789)	-19%

Development expenses decreased 27% to $971,000, from $1,336,000, when comparing the three months ended September 30, 2011 and 2010. Development expenses decreased 19% to $3,271,000, from $4,060,000, when comparing the nine months ended September 30, 2011 and 2010. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. The decrease in development expenses for Notation and SmartMusic was primarily due to reduced personnel costs relating to the open Chief Technology Officer position which was filled in August 2011 and other open development positions. Accrued bonuses are also lower in 2011 due to year-to-date financial results. SmartMusic consulting expenses were also lower in 2011 due to completion in 2010 of upgrades to the SmartMusic user-interface design. In addition, expenses for SmartMusic repertoire development decreased slightly during the three and nine-month periods ended September 30, 2011 compared to the same periods in 2010, despite an increase to the number of titles released. During the nine months ended September 30, 2011, 289 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 48 new titles in the nine months ended September 30, 2010. There were 96 new titles released during the three months ended September 30, 2011 and no titles released during the quarter ended September 30, 2010. There were 2,800 large ensemble titles as of September 30, 2011.

Selling and marketing expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$411	$481	$(70)	-15%	$1,216	$1,408	$(192)	-14%
SmartMusic	666	437	229	52%	1,655	1,263	392	31%
Other	307	307	0	0%	761	788	(27)	-3%

Total	$1,384	$1,225	$159	13%	$3,632	$3,459	$173	5%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 13% to $1,384,000 for the three months ended September 30, 2011 compared to $1,225,000 for the three months ended September 30, 2010. Selling and marketing expenses increased 5%, to $3,632,000, during the nine months ended September 30, 2011, compared to $3,459,000 for the nine months ended September 30, 2010. Notation selling and marketing expenses decreased primarily due to reduced personnel costs relating to incentive compensation allocated to notation and direct marketing expenses tied to the later release of Finale 2012. SmartMusic selling and marketing expenses increased due to increases to our educational sales force to achieve our strategic sales and marketing initiatives for SmartMusic.

General and administrative expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$17	$16	$1	6%	$59	$62	$(3)	-5%
SmartMusic	25	23	2	9%	61	49	12	24%
Other	865	730	135	18%	2,884	2,574	310	12%

Total	$907	$769	$138	18%	$3,004	$2,685	$319	12%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 18% to $907,000 during the three months ended September 30, 2011 compared to $769,000 for the same period of 2010. General and administrative expenses increased by 12% to $3,004,000 during the nine months ended September 30, 2011, compared to $2,685,000 for the same period of 2010. The increase in other general and administrative costs primarily resulted from recruiting our Chief Executive Officer. We also accrued severance costs relating to the departure of the former interim Chief Executive Officer. Partially offsetting these increases is a reduction in accrued bonus expenses in 2011 due to year-to-date financial results.

Patent litigation expense

We reached a confidential settlement with Uniloc USA, Inc. and Uniloc Singapore Private Limited in April 2011, which resulted in patent litigation costs of $225,000 during the nine months ended September 30, 2011. The circumstances related to the settlement are described in more detail in this Quarterly Report under Part II, Item 1, “Legal Proceedings.” There were no comparable expenses during the nine months ended September 30, 2010.

Income/(Loss) from operations ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2011	2010	Incr (Decr)%		2011	2010	Incr (Decr)%
Notation	$649	$1,400	$(751)	-54%	$2,567	$3,877	$(1,310)	-34%
SmartMusic	522	303	219	72%	1,171	350	821	235%
Other	(1,411)	(1,282)	(129)	10%	(4,669)	(4,125)	(544)	13%

Total	($240)	$421	$(661)	-157%	$(931)	$102	$(1,033)	-1013%

Net income from operations decreased by $661,000, to a net loss of $240,000 for the three months ended September 30, 2011, compared to net income of $421,000 in the three months ended September 30, 2010. Net income from operations decreased by $1,033,000, to a net loss of $931,000 for the nine months ended September 30, 2011 compared to net income of $102,000 in the nine months ended September 30, 2010.The notation segment operating results for the nine months ended September 30, 2011 reflects a decrease in income from operations due to the later release of Finale 2012, offset by decreased development and selling and marketing expenses. SmartMusic income from operations improved due to increased SmartMusic revenue and lower expenses. The increased loss in other operations was primarily due to expenses relating to our search and appointment of our Chief Executive Officer, the April 2011 patent litigation settlement and the increase in unallocated sales and marketing expenses.

Net Loss

Net loss in the three months ended September 30, 2011 was $205,000, or $0.04 per basic and diluted share, compared to net income of $241,000, or $0.05 per basic and diluted share, in the three months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $690,000, or $0.14 per basic and diluted share, compared to net income of $76,000, or $0.02 per basic and diluted share, in the same period of 2010. The increase in net loss in the nine months ended September 30, 2011 was primarily due to lower notation revenues, patent litigation expenses and increased general and administrative fees related to recruiting our Chief Executive Officer. There were no comparable legal accruals or settlements or recruiting expenses in the first nine months of 2010. The net tax expense was $3,000 in the three months ended September 30, 2011 and a net tax benefit of $150,000 for the nine months ended September 30, 2011, compared to a net tax expense of $196,000 and $82,000, respectively, for the three and nine months ended September 30, 2010. A net tax benefit was recorded in 2011 due to our year-to-date loss.

Liquidity and capital resources

Net cash used in operating activities was $713,000 for the nine months ended September 30, 2011, compared to $1,207,000 of cash provided by operating activities during the nine months ended September 30, 2010. The increase in cash used in the first nine months of 2011 compared to the same period in 2010 was primarily due to lower net income from operations, which resulted from lower Notation revenue and an increase in cash used for working capital.

Net cash used in investing activities was $692,000 for the nine months ended September 30, 2011, compared to $459,000 cash used in investing activities for the comparable period in 2010. The increase was primarily due to purchases of capital items relating to our facility expansion as a part of our lease renewal and the increase in capitalization of software development, primarily for repertoire development. Our total spending on repertoire development decreased slightly from $521,000 during the nine months ended September 30, 2010 to $510,000 during the nine months ended September 30, 2011. However, the amount capitalized increased from $367,000 during the nine months ended September 30, 2010 to $453,000 during the nine months ended September 30, 2011 due to the overall number of titles being developed and less time spent on non-title related activities.

Net cash used in financing activities was $246,000 in the nine months ended September 30, 2011 compared to $122,000 of cash provided by financing activities during the nine months ended September 30, 2010. The increase in cash used in financing primarily consisted of $291,000 used to repurchase company shares under the Stock Repurchase Program which was announced in November 2010. The Stock Repurchase Program was discontinued effective May 6, 2011.

Cash and cash equivalents as of September 30, 2011 was $9,881,000 compared to $11,532,000 as of December 31, 2010. The decrease in cash is due to our net loss incurred during the nine months ended September 30, 2011 due to the later Finale release. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles and the timing of school purchases.

Our cash flow was negatively impacted in the second and third quarters of 2011 due to the timing of our Finale 2012 release. However, given the release of Finale 2012 in early fourth quarter, we expect to achieve positive operating cash flow in 2011. We expect that our revenues and, in particular, continued growth in SmartMusic subscriptions, will yield sufficient cash to finance our operations for the next twelve months.

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

Forward Looking and Cautionary Statements

The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to our expectations and beliefs regarding: the synergies that exist between our two product lines; future operating results, cash flows from operations, revenue growth from new SmartMusic subscriptions, and the impact of the later release of Finale 2012 on our fourth quarter and fiscal year revenue; development activities and investments; our target business model, future subscription growth for SmartMusic and our ability to leverage the SmartMusic platform; expansion of SmartMusic repertoire and the impact on amortization; marketing and sales efforts; the impact of our patent litigation settlement; and the adequacy of capital resources. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; the success of our product development efforts; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; our ability to execute strategic development plans with respect to our notation and SmartMusic segments; our ability to attract and integrate qualified personnel; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in software industry, including our ability to release timely product upgrades that are responsive to such changes; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

There were no stock repurchases during the quarter ended September  30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

I tem 4. (Removed and Reserved).

Item 5. Other Information.

On June 13, 2011, upon our appointment of Karen van Lith to the position of Chief Executive Officer, we accepted the resignation of Jeffrey Koch from his position of Interim Chief Executive Officer. The terms of Mr. Koch’s employment as Interim Chief Executive Officer were governed by an Employment Agreement dated November 10, 2010. In connection with Mr. Koch’s resignation, and consistent with the terms of his Employment Agreement, we entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Koch on July 8, 2011. The terms of the Separation Agreement provide that Mr. Koch will receive $93,864.98 in separation pay, equal to his base salary through the first anniversary of his appointment to the position of Interim Chief Executive Officer, and pro-rated cash and equity incentive awards for the portion of the fiscal year that he served. Mr. Koch was also entitled to receive payment for accrued paid time off.

On July 28, 2011, our Board of Directors approved amendments to the Governance Committee Policies for Director Qualifications and Shareholder Communications (the “Policies”) to ensure the Policies remain consistent with our Bylaws (the “Bylaws”), which were amended on the same date. The Polices provide that a shareholder who wishes to nominate one or more directors must provide a written recommendation to the Secretary of MakeMusic within the timeframe provided by the Bylaws, whether or not the nominating shareholder intends such nominees to be included in MakeMusic’s proxy statement. To be eligible to make a nomination, a shareholder must own shares at the time the shareholder provides notice of the nomination to the Secretary and at the time of the annual meeting of shareholders at which the nominee or nominees will stand for election. The notice of nomination must include the name and address of the shareholder making the nomination and the class and number of shares such shareholder owns. With respect to each nominee, the shareholder should include the nominee’s name, age, business address, residence address, current principal occupation, five-year employment history (with organization names and a description of the employer’s business), the number of shares beneficially owned by the nominee, and whether such nominee can read and understand basic financial statements. The notice of nomination should also include a description of the nominee’s experience and character traits that cause him or her to be suitable for Board membership, and, if desired, an explanation of why the shareholder believes that the nominee would make a meaningful contribution to the Board.

Item 6. Exhibits.

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAKEMUSIC, INC.

Date: November 14, 2011	By:	/s/ Karen T. van Lith
Karen T. van Lith, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen L. VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX

Form 10-Q

The quarterly period ended September 30, 2011

Exhibit No.	Description

10.1*	Separation Agreement by and between MakeMusic, Inc. and Jeffrey Koch dated July 8, 2011

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) condensed balance sheets, (ii) condensed statement of operations, (iii) condensed statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.