Form 10-K
period 2011-12-31
MAKEMUSIC, INC.
filed 2012-03-13
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.: 0-26192

MakeMusic, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1716250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7615 Golden Triangle Drive, Suite M, Eden Prairie, MN 55344

(Address of principal executive offices)

(952) 937-9611

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock $.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $16,693,787 based upon the closing price of the Registrant’s Common Stock on such date. For purposes of this disclosure, shares of common stock held as of such date by persons who then held more than 10% of the outstanding shares of common stock and shares held by then-current executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,934,020 shares of Common Stock outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

Important Factors Regarding Future Results

Information provided by MakeMusic, Inc. (hereafter the “Company” or “MakeMusic”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1 “Cautionary Statements,” may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2011, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Introduction

MakeMusic, Inc., a Minnesota corporation (referred to herein as “we,” “us,” the “Company” or “MakeMusic”), is a world leader in music education technology whose mission is to develop and market solutions that transform how music is composed, taught, learned and performed. Founded in 1992, we currently have approximately one hundred fifteen employees and are headquartered in Eden Prairie, Minnesota.

MakeMusic develops and markets two product lines, notation and SmartMusic, that reinforce each other’s features and competitiveness. The notation product line includes the well-established Finale® family of music notation software products which are utilized by music colleges and composers around the world in the creation of music scores. Finale serves a large and stable customer base, and generates revenue through sales of new version releases. Also included in the notation product line is MusicXMLTM, the industry standard open format for notation software and Garritan TM sound sample libraries.

SmartMusic® is a subscription-based product directed toward the very large and constantly renewing market of music students and music teachers. SmartMusic combines a software application with a library of thousands of music titles and skill-development exercises. It provides students and musicians with a compelling practice or audition experience and music teachers with the efficiency and effectiveness to reach more students and assess student achievement and growth.

Recent Developments

In December 2011, MakeMusic acquired Garritan Corporation. Garritan sound sample libraries are noted among professional musicians around the world for their superior quality and value. Finale has incorporated Garritan sounds in its releases for many years. The acquisition demonstrated our devotion to developing and providing world class sound libraries to musicians, in order to expand the creation and performance of music.

In November 2011, MakeMusic acquired select assets of Recordare LLC, including MusicXML. MusicXML is the standard open file format for transferring music notation across applications. A free standard open file format is imperative to the viability of all music notation software. MakeMusic’s ownership of MusicXML provides assurance to over 150 software applications that this standard will continue to be supported and maintained.

We expect that our acquisitions will provide synergies for our current products.

SmartMusic

Market Need

Music teachers are challenged to reach all of their students in the way they passionately desire. The SmartMusic technology allows teachers to be more efficient and effective, allowing them to affect more of their students in ways they never imagined. SmartMusic also addresses the increasing desire and need of administrators to document the assessment of student’s achievement. Assessment standards have become topics of intense interest at the state level of education administrators and MakeMusic is becoming recognized as having the technology that allows them to accomplish their goals. Students also find that SmartMusic is a more satisfying and helpful way to practice and learn to sing or play a musical instrument. SmartMusic allows practice to be more engaging and rewarding, which results in the acceleration of students’ growth and achievement.

The SmartMusic Solution

SmartMusic software is an interactive music teaching, practicing and learning solution for band, orchestra and vocal programs, for use in the classroom and in the student’s home. SmartMusic enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra, so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.

Teachers use the SmartMusic Gradebook™ capability of the educator’s subscription to issue assignments to students, receive completed assignments from students, assess student achievement, and manage student records. The grade book process works as follows:

1.	Teachers log in to SmartMusic Gradebook via a web browser and through Android or iOS mobile devices, select the piece and pre-defined assignment, set a due date and point value and issue the assignment. This process takes the teacher about one minute.

2.	Students log in to SmartMusic at home or at a school practice room, click on the assignment and see practice instructions. Students can use SmartMusic’s practice tools: slow down the tempo, hear how their part is performed, set practice loops, use the tuner, etc. Students’ performances are recorded, visually assessed and scored for note and rhythm. Students can listen to the recordings and visually see which notes and rhythms need to be improved on through the use of a red and green notation assessment for incorrect and correct performance, respectively. Students submit the performance of their choice as their completed assignment and accompanying the performance is the SmartMusic assessed score of achievement.

3.	Students submit the performance of their choice as their completed assignment. Accompanying the performance is the SmartMusic assessed score of achievement which the teachers’ SmartMusic Gradebook receives. Students only need an Internet connection to do this, no browser or e-mail program is required.

4.	Teachers receive submitted assessed graded assignments in their SmartMusic Gradebook. If the teacher required students to submit recordings of an assignment, the recordings are also in the Gradebook. Teachers can listen to recordings with a single click, which facilitates an efficient grading process. In 2011, we released Android and iOS apps for mobile use by teachers, enabling them to review, listen to and comment on students’ assignments with ease and mobility. Teachers also find the app extremely useful as an engagement tool with parents during parent teacher conferences.

SmartMusic Assignments

With SmartMusic and SmartMusic Gradebook, teachers have the assistance of technology to influence students’ home practice time and measure individual student achievement. They are able to use student records in SmartMusic Gradebook to explain semester grades to students and their parents. SmartMusic Gradebook also makes it easy for a teacher to share recordings of students’ performance with parents, via email or live in parent teacher conferences. This encourages parents to be more actively involved in their child’s musical education.

SmartMusic assignments hold students accountable for their practice and mastery, which makes practice time more rewarding and inspiring. Third-party interviews with students have shown that they prefer the autonomy of using SmartMusic and SmartMusic Gradebook to practice and submit completed assignments privately at home, rather than performing in front of their teacher and peers.

An administrator can audit his or her teachers’ SmartMusic Gradebook to verify that student achievement is consistently being measured and that students are developing skills and achieving desired competency levels. This provides tangible justification for the music program, which is generally acknowledged as very important to the school district and to the overall growth of the student.

How Does SmartMusic Develop Skills and Motivate Students?

SmartMusic provides a rich combination of features that helps students focus their practice time and master specific skills, contributing to a more engaging and rewarding practice. These features include the following:

•

Assessment. SmartMusic assesses student performance. Wrong notes and rhythms turn red while correct notes turn green. SmartMusic scores each attempt by the students, giving the student total autonomy in mastering their music.

•

Practice with professional accompaniment. SmartMusic puts the student into a professional ensemble through background music. The music comes alive for them as they hear how professional musicians create the drama, excitement and beauty of the music.

•	Practice at slower tempos. Students need to slow music down in order to master the technical challenges. SmartMusic allows students to set any tempo and then gradually build up speed.

•	Hear how their part is performed. SmartMusic can play each student’s part so that they can hear how a professional would perform it.

•	Record. Students often cannot hear what they are doing wrong as they sing or play. SmartMusic allows them to record themselves so that they can instantly hear what needs to be corrected.

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

•

Wide range of repertoire. The SmartMusic accompaniment library includes classical, jazz, opera, worship, musical theater, classic rock, pop and other genres. The accompaniments, made by professionals, are stylistic, authentic and fun to practice with.

Licensing, Publisher Relations and Content Development

Content is critical to SmartMusic’s success. We determine teachers’ preferred titles by studying published lists of titles such as 1) state contest approved lists, 2) most often performed lists, 3) best-selling lists, 4) basic library lists and 5) most teacher-requested lists. Additionally, publisher requests, input from subscribers and information from JW Pepper, the largest sheet music retailer, are factors considered to determine content.

While the SmartMusic library contains many titles and exercises that are either in the public domain or copyrighted by MakeMusic, the vast majority of SmartMusic content is licensed. Licenses for band, orchestra and vocal titles typically cover three usages: 1) the right to include the title in SmartMusic, 2) the right to display the music notation (and lyrics if applicable) on-screen, and 3) the right to use an audio recording of the title.

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

The content development process for SmartMusic includes the following: 1) editing Finale notation files supplied by publishers or engraving the files with Finale and modeling the result on the published music, 2) synchronizing the audio recording file with the Finale notation file, 3) marking the audio file as needed for use within SmartMusic, 4) defining assignments for all large ensemble titles, and 5) testing the final file. Once this process is complete, the file is added to the library database and posted for available download to subscribers. The development costs for each title added into SmartMusic are capitalized and when added to the library database, amortized over a five-year period. The costs for band titles are more expensive than vocal and orchestra titles due to their complexity and number of parts required. Development costs will vary depending upon the complexity of each title.

As of December 31, 2011, SmartMusic had 1,960 titles available for band, 202 for jazz ensemble and 725 titles available for orchestra. These band and orchestra titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods and skill-development exercises including sight reading and sight singing.

SmartMusic Application Development

The SmartMusic application is developed by an internal team of software programmers and testers. Certain technologies are licensed from third parties and then adapted for use within SmartMusic. Development priorities are set by researching how teachers and students use SmartMusic, noting what improvements and additions are required.

The SmartMusic application coordinates a complex web of interacting technologies that include 1) playback of music, either synthesized or audio, 2) display of music notation on-screen with Finale technology, 3) use of a microphone attachment to record a student’s performance, 4) recognition of notes and rhythms and comparison of a student’s performance to what is notated, 5) communication of errors and correction techniques to students, and 6) the support of a growing selection of skill-development features that accelerate student learning. In addition, the application has features, such as “Follow Me” which allow students to develop their skills of expression for solo literature.

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

SmartMusic Patents

We licensed, from Carnegie Mellon University (“CMU”) on a worldwide basis for the life of the patent, the use of the U.S. patent that covers the automated accompaniment developed by MakeMusic that listens to and follows tempo changes from a live performance. Although this patent expired in 2005, we have further developed this technology and patented additional features. We have obtained five additional patents that protect improvements to the user control of the software and that contain certain aspects of the repertoire file that enhance the software’s algorithms, accompaniment controls and repertoire data file capabilities and expand miscellaneous interface features of the product. As a result of the additional patented features we have developed, strong synergy with our Finale notation product and continuing development of an extensive library of licensed repertoire, we do not believe that SmartMusic has been or will be materially affected by the expiration in 2005 of the CMU patent.

SmartMusic Website and Back Office Development

The SmartMusic Gradebook is the most visible aspect of the web support provided to the SmartMusic application. We use another layer of interacting technologies, databases and services to support the Gradebook. This ensures that the SmartMusic solution is comprehensive and that the SmartMusic experience is logical, efficient and enjoyable.

The website and back-office services are also developed by an internal team of programmers and testers. Certain aspects of this development are sometimes handled by external contractors with any development remaining the property of MakeMusic.

SmartMusic Accessories

The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2011, the suggested retail price of the SmartMusic microphones was $19.95 and the USB microphone for Macintosh users retailed for $29.95.

SmartMusic Subscription Business

SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Gradebook, are priced at $140. Additional subscriptions for school computers and student home subscriptions are priced at $36. Multi-year subscriptions are also available. We evaluate our pricing on an annual basis and changes may occur in the future.

We believe that teachers’ greater reliance on SmartMusic to prepare concert music and develop student skills, together with ongoing emphasis on documented assessment of achievement, will result in greater utilization of SmartMusic Gradebook and assignments. Because SmartMusic assesses and grades automatically, teachers can quickly issue all assignments related to scales, intervals, arpeggios, rhythms and solo repertoire as well as their concert music. As teachers post a greater number of SmartMusic assignments, we expect that more students will be motivated to have SmartMusic at home and that our student subscription rates will increase.

Among the statistics by which investors can evaluate SmartMusic growth are the following:

•	Number of SmartMusic educator accounts

•	Total number of SmartMusic subscriptions

•	Subscriptions purchased during the period

•	Educator subscription renewal rates

SmartMusic subscriptions are sold directly to teachers, parents and students. Marketing communications consist primarily of presentations, clinics and exhibits at music educator state conferences, e-mail and on-line. Direct sales efforts are typically aimed at the 17,000 schools who match our ideal demographic profile. We are also focusing dedicated business development efforts on key music education states and states with Race to the Top funds.

SmartMusic Site Agreements

SmartMusic site agreements are intended to encourage large deployments of SmartMusic student subscriptions. The site agreements provide schools with coterminous subscriptions for all students and teachers and discounted pricing is available. The special site agreement pricing reduces all prices by 15% for 100 or more subscriptions and 8% for 50 or more subscriptions. We offer reasonably priced teacher training to support these larger installations. As of December 31, 2011, there were 600 site agreements for SmartMusic at the over 100 subscription level and 101 at the over 50 subscription level.

SmartMusic Sales and Marketing

The market for SmartMusic is large, with student use being the largest potential market. It is estimated that approximately 55,000 school buildings offer instrumental programs and over 17,000 of these schools match our ideal demographic profile. Recent independent research suggests that an estimated 6,000,000 students participate in music programs in our target market. We believe the key to expanding the number of subscriptions for students is producing a compelling reason for educators to make SmartMusic an integral part of their curriculum and the basis for how they assess student achievement. Further, we believe that the majority of students will prefer the convenience and enhanced practice experience of completing SmartMusic assignments at home with the use of technology and it is this dynamic that will drive subscription growth.

As of December 31, 2011, MakeMusic had more than 10,500 teacher accounts with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Gradebook and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Gradebook account, when they set up a class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.

The SmartMusic solution provides administrators with the ability to easily measure individual student achievement and growth, create and deliver district-wide curriculum and provide parents with secure on-line access to student assignments and grades. Based on this solution, MakeMusic has established a direct sales organization. The field sales representatives have an objective of calling on district decision-makers and individual band, orchestra and choral directors.

Prospecting efforts are largely based on ranking school districts in target states based on student population, average household income and geography. Priorities are established by identifying current users in target districts and requesting their assistance in setting up a meeting and presentation with district decision-makers and other music educators within the district and in neighboring districts.

Our SmartMusic marketing efforts are exclusively focused on the U.S. and Canadian markets and directed primarily at public and private school music administrators, instrumental music and choral educators and their students. In addition to aggressive direct marketing programs, MakeMusic participates in more than 40 annual music educator conventions and presents SmartMusic clinics in a variety of settings to cultivate demand.

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

At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have SmartMusic Gradebook functionality, the follow me feature, or the ability to utilize Finale files for user-created content. We believe these features, as well as our long-standing relationships with major industry partners, comprehensive repertoire and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future.

Finale family of notation products

We are a market leader in music notation software with our Finale family of products for use with Macintosh® and Windows® PC operating systems. Music notation software enables a musician to enter musical data into a computer using either the computer keyboard, a MIDI- (Musical Instrument Digital Interface) equipped electronic music keyboard or other MIDI-equipped instruments and contemporaneously display the data on a computer screen as a musical score. We are one of the dominant methods for composers, arrangers, publishers and music teachers to create printed music. With the growth in portable computer display technologies, Finale also makes it possible for customers to share digital scores for review and performance.

The Finale product is a powerful and comprehensive notation software product which is sold worldwide. Finale music notation software has a suggested retail price of $600. Finale software is differentiated from other music notation software by its breadth and depth of features and the highest quality printing required for professional use, customizable music education worksheets and inclusion of world class sounds.

We also produce an Academic/Theological Edition of the Finale product that is sold exclusively to schools, teachers, college students and religious organizations at a suggested retail price of $350. This edition has been a key source of revenue and registered user-base growth. In addition, it reaches a market that is continuously replenished with new student users.

The Finale product is currently translated into German, French, Italian, Swedish and Japanese. All transactions with our international customers are completed in US currency.

Finale PrintMusic® and Finale SongWriter® are entry-level music notation software products, retailing for $119.95 and $49.95, respectively. Each contains a subset of the notation tools contained in the Finale product. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace. They are both available through our reseller network as well via download directly from MakeMusic. In addition they are also sold internationally and available in German, French, Dutch, Italian and Japanese.

Finale NotePad® is sold as an introduction to the Finale notation family and provides a quick and easy method to transform musical ideas into printed music. Finale NotePad was available via download for $9.95 in 2011, but beginning on February 15, 2012, it is free of charge. Finale Reader™ was introduced in 2008 and is a free download to view, play and print Finale files.

Finale Sales and Marketing

As of December 31, 2011, Finale notation products were sold through approximately 50 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational and consumer electronic channels, as well as directly from our website. Our products are merchandised through a combination of websites, catalogs and in-store displays. We support these efforts with a modest co-op advertising program. We have a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. and Canadian musical instrument and print music retailers. Additionally, Finale 2012 was offered for sale via download from our website in 2011.

Upgrades and trade-ups are marketed and sold exclusively by MakeMusic in North America. MakeMusic requires all notation products sold in North America to be registered and we regularly market upgrades and trade-ups to the registered user database. Each campaign is evaluated based on the return on investment and against original projections. All Finale products operate on both the Windows and Macintosh platforms.

Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, Swedish and Italian. MakeMusic markets a variety of Finale notation education offerings to schools, students and other qualified institutions including the Finale Academic edition, the Finale lab pack and the Finale site license. The Finale lab pack and Finale site license provide educational discounts for volume purchases. Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software

Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products and also provides a unique differentiator in the marketplace.

As more products are increasingly purchased on-line and software specifically is increasingly downloaded, or in the case of mobile devices, downloaded only, we expect to see a continued shift towards direct downloaded notation sales and lower sales through our distribution channel. In 2011, we began to make significant investments in modernizing our Finale engine, which drives all the Finale notation products and the SmartMusic product. We also intend to invest in improving user experience, as standards of expectation of the interface have become well established. These investments are required to leverage the capabilities of newer operating systems and the devices and delivery that customers expect to be able to use with software. We believe that continued investments in our Finale engine and user experience will ensure the long-term health and viability of our business.

Finale Competition

The notation market is highly competitive and includes competitors such as, Avid/Sibelius Software, NOTION Music, Inc., Gvox/Encore, MusScore, Noteflight and Capella Software. Competitive factors in marketing Finale products include product features, quality, brand recognition, ease of use, customer support, merchandising, distribution channels, retail shelf space and price. We believe we compete effectively through regular upgrades and marketing initiatives and continue to maintain dominant market share.

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

General Information

Customer Support

As of December 31, 2011, customer support for all products is handled by 21 employees and as of December 31, 2010, our customer support staff totaled 22. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com , www.smartmusic.com and www.garritan.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost and provides a better experience for customers.

Principal Sources and Suppliers

Printing of user manuals, packaging and the manufacture of related materials are performed to our specifications by outside subcontractors. We currently use one subcontractor to perform standard copying and assembling services, including copying software DVD and CD-ROM discs and assembling the product manuals, discs and other product literature into packages. If this subcontractor is unable to perform, there are alternative vendors that we could use for this service. Our instrumental and vocal microphones are each currently provided by two separate vendors that are sole source suppliers. We believe there are alternative vendors available if our subcontractors are unable to supply microphones.

Dependence on Major Customers

As of December 31, 2011 no distributor or direct customer for either our SmartMusic or Finale products represented more than 10% of total revenue.

Product Development

At December 31, 2011 and 2010, there were 53 and 51 employees, respectively involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development and quality assurance testing.

MakeMusic’s non-capitalized expenditures for product development were $4,638,000 and $5,524,000 in 2011 and 2010, representing 27.3% and 32.2% of gross revenues, respectively. These expenses include the costs for our annual notation upgrades, product maintenance releases and support for our business systems. We expect these costs to increase significantly in 2012 due to modernization efforts, user experience enhancements, management of content, business model flexibility of SmartMusic repertoire and new forms of content and delivery of software in new ways and on new devices.

Trademarks

We own the registered trademarks in the United States for Allegro®, Coda®, Finale®, Finale Allegro®, Finale NotePad®, Finale Performance Assessment®, Finale PrintMusic®, Finale Reader®, Finale SongWriter®, Finale Viewer ®, FinaleScript®, FPA®, HumanPlayback®, HyperScribe®, Intelligent Accompaniment®, Intonation Trainer®, M!®, MakeMusic®, MicNotator®, SmartMusic®, SmartMusic Impact®, StudioView®, SmartFind and Paint®, TempoTap®, Garritan Personal Orchestra®, Garritan Instant Orchestra®, Sampalaign Sonic Morphing®, Gigapiano®, Gigastudio®, Gigasampler®, Dolet®, Recordare® and In the Beginning,Was the NoteTM. In addition, the names Finale®, Finale NotePad®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer®, Intelligent Accompaniment®, MakeMusic®, SmartMusic® and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the United States for ScoreManagerTM, SmartMusic InboxTM, MusicXMLTM, GarritanTM, Garritan World Instruments TM, Garritan Jazz & Big BandTM and Garritan Concert & Marching BandTM. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.

Technology Infrastructure

The MakeMusic data center is comprised of both on and offsite facilities. MakeMusic’s systems are operated internally with the assistance of certain third-party providers and offer extensive uptime and connectivity to the Internet via fiber optic connections. MakeMusic’s technology infrastructure utilizes industry standard best practices to provide availability and uptime in line with our customers’ expectations.

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

Our forward-looking statements generally relate to the following: expected benefits and synergies from recent acquisitions and business development efforts; our intent to develop sound libraries, modernize the Finale interface and improve user experiences; beliefs about our ability to compete in the music software industry; expectations and beliefs relating to our vendors, contractors and suppliers; beliefs about the impact of intellectual property and licensing rights and our ability to develop, license and maintain intellectual property rights in the future; expectations relating to our business model and strategy; identification of metrics that are indicative of SmartMusic growth; expectations with respect to sales strategies and future product distribution methods; expected development, production, marketing, capital and other expenses; beliefs relating to the market penetration of our products, including expectations in regard to subscription rates, site agreements, international sales, synergies between our products lines, and sales; expectations regarding our results of operations; expectations and beliefs regarding executive compensation arrangements; beliefs with respect to realization of deferred tax assets and our intent to retain earnings for use in operations. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We do not intend to update any forward-looking statements unless required by law. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

We currently believe that we have sufficient capital, but we may have other future capital needs. Although our operating cash flow was positive in 2011, we experienced a net decrease in cash in 2011 due to lower operating cash flow and expenses related to business acquisitions, product development and financing activities. We expect our operating cash flows to continue to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies. If we do not maintain positive cash flow, or if there is a significant change in our business plan or operating results, we may need additional capital in the form of debt or equity financing to continue to operate the business. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.

We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of and provide periodic upgrades to our SmartMusic and Finale products, to expand the accompaniment repertoire for SmartMusic and to release new sound sample libraries. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available, that we will be able to retain or maximize contributions from key individuals who joined MakeMusic as part of our recent acquisitions, or that development efforts will be successful.

We are dependent upon the Internet in our business. We are dependent on the Internet to activate our SmartMusic subscriptions and secure our licensed content. We also utilize the Internet to process orders and to make certain products available for download. Critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership, and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. If we experience problems developing and maintaining our Internet operations, our sales, operating results, and financial condition could be adversely affected.

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

Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades and were impacted in 2011 by a delay in the product release cycle. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had significant budget deficits and education funding cuts, which could negatively impact sales of products to the education market. Additionally, we have rapidly expanded our direct educational sales organization. There is no guarantee that our sales strategy will result in increased SmartMusic subscriptions. We may also have limited success retaining sales personnel.

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

We have incurred operating losses in the past and may incur losses in the future. While we have been profitable for the past seven years, we have incurred losses from operations in the past and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to continue to devote capital to, among other things, marketing and development efforts. There can be no assurance that we will operate profitably or provide an economic return to investors.

We face intense competition. While competition for SmartMusic is relatively limited, there can be no assurance that others, such as large electronic and musical instrument manufacturers, will not enter this market. Competition in the notation line of business could also potentially adversely impact future sales levels. Our ability to continue to compete effectively will be substantially dependent upon our ability to continue to improve our product offerings and our sales and marketing initiatives. If such improvements and development efforts do not materialize as intended, we may lose our ability to differentiate our products from those of our competitors. In addition, increasing competition in the music software market could cause prices to fall and the volume of transactions to decline, either of which could adversely affect our business, operating results, and financial condition.

Rapid technological changes and obsolescence may adversely affect our business. We operate in an industry greatly affected by technological changes. Continued advancements in computer software, hardware, operating systems and network designs and formats may impact our ability to effectively maintain our Internet-based sales efforts in a workable and user-friendly format. The proprietary technology we use to protect access to our licensed files may be effective for only a limited period by reason of technological change. We must, therefore, devote new resources to improve or modify this security system, which is a critical aspect of our ability to establish and maintain relationships with music publishers. While we currently believe that we have sufficient resources to address technological changes that may affect our business, there can be no assurance that any such technological changes will not prove too much for us to overcome in a cost-effective manner.

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

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act. Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. We will continue to evaluate our internal controls systems to allow management to report on our internal controls. We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any business in the future, we may incur substantial additional costs to bring the acquired business systems into compliance with Section 404.

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

We may be unable to realize all of our net deferred tax assets in the future. As of December 31, 2011, we had cumulative federal net operating loss carryforwards of approximately $13.9 million, which may be utilized in certain circumstances to offset future U.S. taxable income. However, future utilization of NOL carry-forwards is subject to certain limitations, and our ability to use NOL’s in the future will be substantially limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code. Our Board of Directors has adopted a Tax Asset Protection Plan (the “Plan”) in order to reduce the likelihood that we experience an ownership change that would limit the use of NOL carry-forwards, but there can be no assurance that the Plan will be effective in preventing an ownership change. In addition, while the Plan is in effect, it could discourage or prevent a merger, tender offer or proxy contest that shareholders may view as favorable, as well as discourage or prevent the accumulation of substantial blocks of shares for which some shareholders might receive a premium above market value. It could also affect the liquidity of the market and the price for our common stock. Further, we may incur significant general and administrative expenses if the Plan is triggered. For additional information regarding the Plan, please refer to our Current Report on Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Our corporate facility is leased under an operating lease arrangement and consists of approximately 25,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $300,000 on an annual basis and the lease expires June 30, 2016. We believe our leased space will be adequate for the foreseeable future.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2011		2010
		High	Low	High	Low
	First Quarter	$5.30	$4.51	$6.82	$4.06
Common Stock	Second Quarter	5.51	4.60	6.28	5.06
	Third Quarter	5.28	4.78	6.16	4.82
	Fourth Quarter	5.37	3.92	7.00	4.64

As of December 31, 2011, we had 108 registered shareholders.

Dividends

We have never paid cash dividends on any of our securities. We do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the quarter or year ended December 31, 2011 that have not been previously reported.

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

MakeMusic develops and markets two product lines, SmartMusic® learning software for band, jazz ensemble, orchestra and voice and music notation software including Finale®, MusicXML and Garritan sound libraries. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to continue to achieve positive operating results. The well-established Finale family of music notation software products is utilized by music colleges and composers around the world in the creation of music scores. Finale serves a large and stable customer base and generates consistent revenue through sales of new version releases.

In the fourth quarter of 2011, we announced the acquisition of select assets of Recordare, LLC and the acquisition of Garritan Corporation. We believe these acquisitions provide new products, technology, brands and employees that are complementary to MakeMusic and provide growth opportunities for the future.

Our fiscal year 2011 resulted in a slight decline in sales for MakeMusic. Overall, net revenue decreased 1% compared to 2010. SmartMusic revenue grew 17% due to our year over year subscription growth from 162,189 to 178,609 and price increases implemented in the third quarter of 2010, from $130 to $140 for teacher subscriptions and from $30 to $36 for student subscriptions. Notation revenue decreased 12% due to reductions in both our sales to distribution partners and our direct sales. We attribute these decreases to the timing of our annual Finale update release. This year’s update was released in October 2011, as compared to last year’s release of Finale 2011 in June 2010. Gross margin percentages were comparable at 84% in 2011 and 83% in 2010. Acquisitions in the fourth quarter of 2011 did not have a significant impact on 2011 sales and operating results due to their timing.

Operating expenses increased in 2011, due to increased selling and marketing expenses as a result of the planned expansion of our direct sales force. General and administrative expenses increased primarily due to recruiting initiatives for our Chief Executive Officer position, which was completed with the appointment of Karen van Lith on June 13, 2011, severance expenses relating to the departure of our former interim Chief Executive Officer and an increase in legal and accounting expenses relating to the purchase of Garritan Corporation and select assets of Recordare, LLC in the fourth quarter of 2011. We also incurred expenses of approximately $225,000 relating to a patent infringement settlement, which were accrued in the first quarter of 2011 and paid in the second quarter of 2011. Development expenses were lower in 2011 primarily because our open Chief Technology Officer position and other open development positions resulted in lower personnel costs. The Chief Technology Officer position was filled in August 2011 with the appointment of Paul Carlson and open development positions were filled in the third and fourth quarters of 2011.

Our net income before taxes in 2011 was $254,000 compared to $551,000 in 2010. Additionally, we reported tax expense of $250,000 in 2011 and a tax benefit in 2010 of $461,000. As a result of the factors mentioned, we reported net income of approximately $4,000 in 2011 compared to net income of $1,012,000 in 2010.

We believe there is growth potential with SmartMusic, a subscription-based product directed toward the very large and constantly renewing market of music students and music teachers. SmartMusic combines a software application with a library of thousands of music titles and skill-development exercises. It provides students and musicians with a compelling practice or audition experience and music teachers with the efficiency and effectiveness to reach more students and assess student achievement and growth.

SmartMusic software enhances and transforms the hours spent practicing and makes it more engaging, causing students to practice longer and more often. SmartMusic provides access to an ever-increasing library of band, jazz ensemble and orchestra literature. Each title includes individual part assignments thereby providing music teachers with a time-saving solution for preparing selections for their next performance. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs. SmartMusic 2012 introduced new vocal and site-reading technology and included site-singing exercises which can be assessed for both pitch and rhythm. Choral directors and general music teachers now have access to the same award-winning interactive technology that has been available to band and orchestra directors.

Teachers use the SmartMusic Gradebook capability of the educator’s subscription to issue assignments to students, receive completed assignments from students, assess student achievement and manage student records. This provides music educators (and students) with exciting new possibilities to assist in developing strong music programs and complying with accountability requirements.

In July of 2011, we released a mobile application called SmartMusic InboxTM. SmartMusic Inbox is a free application for both Android and iOS platforms for mobile use by SmartMusic teachers enabling them to listen and grade assignments with ease and mobility.

We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 178,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic.

The following table illustrates our quarterly SmartMusic metrics:

	Dec-10	Mar-11	Jun-11	Sep-11	Dec-11
Total Subscriptions	162,189	164,836	173,295	176,352	178,609
Subscriptions purchased during quarter	46,496	25,246	24,487	74,550	51,003
Educator Accounts	9,402	9,727	9,633	9,744	10,544

Our educational sales organization focuses on direct school district sales aimed at the 17,000 schools who match our ideal demographic profile. We increased the size of our educational sales force from 5 to 7 and our marketing staff from 8 to 9 in 2010 to strengthen our strategic sales and marketing initiatives. During 2011, we further increased our education sales force to 13. We intend to hire a sales executive in early 2012 to lead our sales and business development initiatives.

The following table illustrates the total net new SmartMusic educator subscriptions for each quarter during the years ended December 31, 2010 and December 31, 2011:

Educators:

Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2010	11,667	728	2,087	80%	2,606	11,876	209
6/30/2010	11,876	500	1,837	72%	2,561	11,652	(224)
9/30/2010	11,652	1,434	3,440	87%	3,932	12,594	942
12/31/2010	12,594	873	2,192	66%	3,299	12,360	(234)
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405
12/31/2011	13,297	894	2,616	79%	3,327	13,480	183

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two-month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic educator subscriptions. In the fourth quarter of 2011, the educator renewal rate was generally comparable with prior quarters. The educator renewal rate for the fourth quarter of 2011 was 79% compared to 80% in the third quarter of 2011 and 86% in the second quarter of 2011.The educator renewal rate in the fourth quarter of 2011 increased compared to the fourth quarter of 2010 rate of 66%. We believe the lower renewal rate in the fourth quarter of 2010 can be attributed to the price increase that was implemented during the third quarter of 2010 which resulted in early renewals and purchases prior to the increase. Additionally, there were some educators who delayed adoption of SmartMusic due to the late release and product functionality delays in SmartMusic 2011 Gradebook.

We have achieved positive cash flow from operations for the last seven years, including the most recent year ended December 31, 2011. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our Finale upgrade cycle. Due to current economic conditions, concerns over school budgets and planned technology investments, we remain cautious regarding our future financial projections. However, with increased revenues and, in particular, the growth in SmartMusic subscriptions and acquisition of Garritan Corporation, we feel that we can continue to achieve positive operating cash flow for the next twelve months while continuing to make investments in our operations and technology.

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

Allowance for doubtful accounts. Our distribution of notation products in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years. There were no significant uncollectible accounts in 2011 or 2010.

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

When a new version of Finale is released, dealers and distributors retain the right to return any unsold versions of the prior release (normally up to 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The history of these returns is tracked and revenue is deferred based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.

Inventory valuation. Inventories, consisting of packaged product, materials and accessories are stated at the lower of cost or market, with cost being determined on a weighted average cost method. We record a provision to adjust slow-moving and obsolete inventories to the lower of cost or market based on historical experience and current product demand. The carrying value of inventory is evaluated at least quarterly and adjusted as needed. Inventory is reviewed for obsolescence when the inventory is no longer used in products in their most current released version.

Stock based compensation. Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, requires us to measure and recognize in our Statements of Income the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable, and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock.

Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which includes individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Gradebook, whose capitalization and market introduction was completed in 2007, has been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Gradebook. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Annual development of notation products consists of maintenance costs that are expensed as incurred. In the future, capitalized software will include the costs of new Garritan sound libraries. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.

Post contract support. We account for software maintenance offered on our Notation products in accordance with ASC 985-605, Software – Software Revenue Recognition, which states that revenue for post-contract support (PCS) may be recognized upon the initial sale when PCS is included with the initial license, the cost of providing PCS during the arrangement is insignificant, there are no unspecified upgrades, and only minor bug fixes are offered to licensed users. The estimated related costs for support are accrued in the same period that the sales price is recognized. We provide unlimited, free telephone, e-mail, and on-line technical support to our customers and, therefore, accrue an estimated cost of future support for our notation products in the period of sale.

Impairment of goodwill. We review goodwill for potential impairment at least annually or when events or changes in circumstances indicate the carrying value of goodwill may be impaired. We have assigned all of our goodwill, including the goodwill attributed to our acquisitions in 2011, to the Notation reporting unit and compare the fair value of this reporting unit, as computed primarily by applying a combination of income and market valuation approaches, to its book carrying value, including goodwill (step 1). If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 to arrive at an implied fair value of the goodwill, by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) and liabilities of the reporting unit from the fair value of the reporting unit. If the implied fair value of the goodwill is less than the reported value of goodwill, we would recognize an impairment loss equal to the difference. The assessment of potential impairment requires certain judgments and estimates by us, including the determination of an event indicating impairment, the future cash flows to be generated by reporting units, the risks associated with those cash flows, and the discount rate to be utilized.

Income taxes. We account for income taxes using the asset and liability method provided by ASC 740, Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

As of December 31, 2011, we had U.S. net operating loss carry-forwards of approximately $13,915,000, federal alternative minimum tax carry-forwards of $111,000, Minnesota net operating loss carry-forwards of $4,203,000, federal research and development tax credits of $1,318,000 and Minnesota research and development tax credits of $471,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of December 31, 2011, we continue to maintain a valuation allowance of $5,690,000. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of up to $3,166,000 would have to be established for uncertain tax positions.

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

In addition, future utilization of NOL carry-forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available. In 2009, we completed a further Section 382 analysis for the time period since the reverse merger and determined that there are limitations relating to ownership changes. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382 over a three year period resulting in potential future limitations on the utilization of our NOLs.

An updated Section 382 analysis was recently completed in February 2012. The results of that analysis indicate that no further “ownership changes” under Section 382 have occurred. Therefore, the limitation caused by the January 2007 ownership change continues to apply.

On February 21, 2012, our Board of Directors adopted a Tax Asset Protection Plan (the “Plan”) intended to protect our tax assets. The Plan is designed to reduce the likelihood that we experience an additional ownership change by discouraging any person or group from becoming a 5-percent shareholder and dissuading existing 5-percent or greater shareholders from acquiring additional shares of MakeMusic’s common stock. The Plan will expire and terminate on the earliest of February 20, 2015 or if our Board of Directors determines that the Plan is no longer necessary for the preservation of our tax benefits. For more information regarding the Plan, please refer to our Current Report on Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Net Revenue ($ in thousands)

	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$9,467	$10,712	($1,245)	-12%
SmartMusic	7,527	6,436	1,091	17%

Total	$16,994	$17,148	($154)	-1%

Net revenue decreased 1% from $17,148,000 in 2010 to $16,994,000 in 2011.

Notation revenue decreased $1,245,000 from $10,712,000 for the year ended December 31, 2010 to $9,467,000 for the year ended December 31, 2011. Notation revenue decreased due to reductions in both our sales to distribution partners and our direct sales. We attribute these decreases to the timing of our annual Finale update release. This year’s update was released in October 2011, as compared to last year’s release in June 2010.

SmartMusic revenue increased by $1,091,000 from $6,436,000 for the year ended December 31, 2010 to $7,527,000 for the year ended December 31, 2011. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. It also reflects the expansion of our direct sales force which focuses on district level sales.

SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the year ended December 31, 2011 was $6,207,000, an increase of $1,237,000, or 25%, over the year ended December 31, 2010. This increase is due to the increase in the total number of subscriptions as well as a price increase in the third quarter of 2010 when teacher subscriptions increased from $130 to $140 and student subscriptions increased from $30 to $36. Total unearned SmartMusic subscription revenue (deferred revenue) was $4,285,000 as of December 31, 2011, an increase of $652,000, or 18%, over the balance at December 31, 2010. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions.

SmartMusic has shown sustained growth since its launch. As of December 31, 2011, 10,544 educators have purchased SmartMusic, an increase of 12% over the 9,402 educators that had purchased it as of December 31, 2010. Total SmartMusic subscriptions as of December 31, 2011 numbered 178,609, representing a net gain of 16,420, or 10%, over the December 31, 2010 subscription count of 162,189.

Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2011 was $981,000, which was comparable to revenue of $1,000,000 for SmartMusic accessories for the year ended December 31, 2010.

Gross Profit ($ in thousands)

	00000000	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$8,852	$9,874	($1,022)	-10%
SmartMusic	5,385	4,441	944	21%

Total	$14,237	$14,315	($78)	-1%

Gross profit decreased by $78,000 from $14,315,000 for the year ended December 31, 2010, to $14,237,000 for the year ended December 31, 2011. Notation gross profit declined due to the decrease in notation revenue. SmartMusic gross profit increased due to the increase in SmartMusic revenue, which resulted from an increased number of subscribers and subscription price increases. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Gross margin was generally comparable as a percentage of revenue was 84% and 83%, respectively, for the years ended December 31, 2011 and 2010.

Development expense ($ in thousands)

	00000000	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$1,985	$2,531	($546)	-22%
SmartMusic	1,549	1,957	(408)	-21%
Other	1,104	1,036	68	7%

Total	$4,638	$5,524	($886)	-16%

Development expenses decreased $886,000 from $5,524,000 in 2010 to $4,638,000 in 2011. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Other development expenses are unallocated expenses not directly attributable to a particular segment and include IT infrastructure and website support costs.

The decrease in development expenses for Notation and SmartMusic was primarily due to reduced personnel costs relating to the Chief Technology Officer position which was open until August 2011, other open development positions and reduced incentive compensation due to annual financial results. SmartMusic consulting expenses were also lower in 2011 due to completion in 2010 of upgrades to the SmartMusic user-interface design. In addition, expenses for SmartMusic repertoire development decreased slightly during 2011 compared to 2010, despite an increase to the number of titles released. During the year ended December 31, 2011, 415 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 176 new titles during the year ended December 31, 2010. Net content development expenditures of $589,000 in 2011 and $511,000 in 2010 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years.

Other development expenses increased as a result of increased spending in our business systems department to support our internal infrastructure.

We expect our development expenses to increase in the future due to investments in our technology architecture, expansion to mobile devices and modernizing our applications.

Selling and marketing expense ($ in thousands)

	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$1,726	$1,778	($52)	-3%
SmartMusic	2,266	1,728	538	31%
Other	1,190	1,068	122	11%

Total	$5,182	$4,574	$608	13%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Selling and marketing expenses increased from $4,574,000 in 2010 to $5,182,000 in 2011. This increase of $608,000, or 13%, is primarily due to an increase in SmartMusic expenses of $538,000 relating to personnel increases in our educational sales force and an increase in Other selling and marketing expenses of $122,000 relating to company-wide strategic sales and marketing initiatives that required a greater number of personnel and expanded focus on company-wide e-commerce efforts. Notation selling and marketing expenses decreased primarily due to reduced incentive compensation and lower direct marketing expenses, which resulted from the later release of Finale 2012.

We expect an increase in our sales and marketing expenses in the future due to the annualized impact of our 2011 sales staff additions and the hiring of a sales executive to lead our sales and business development initiatives in 2012.

General and administrative expense ($ in thousands)

	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$75	$81	($6)	-7%
SmartMusic	78	71	7	10%
Other	3,900	3,589	311	9%

Total	$4,053	$3,741	$312	8%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, bad debt, and other general corporate expenses. General and administrative expenses increased by $312,000 from $3,741,000 in 2010 to $4,053,000 in 2011. The increase in other general and administrative costs primarily resulted from recruiting our Chief Executive Officer, severance costs relating to the departure of the former interim Chief Executive Officer and increased legal and accounting expenses relating to the acquisition of Garritan Corporation and select assets of Recordare, LLC, both of which occurred in the fourth quarter of 2011. Partially offsetting these increases was a reduction in incentive compensation in 2011 due to annual financial results.

We expect our future general and administrative expenses to be generally comparable to 2011 results with modest increases due to the amortization of intangibles relating to our acquisitions in the fourth quarter of 2011.

Patent litigation expense

We reached a confidential settlement with Uniloc USA, Inc. and Uniloc Singapore Private Limited in April 2011, which resulted in patent litigation costs of $225,000 for the year ended December 31, 2011. There were no comparable expenses during year ended December 31, 2010.

Income from operations ($ in thousands)

	Year Ended December 31,
	2011	2010	Incr (Decr)%
Notation	$5,066	$5,484	($418)	-8%
SmartMusic	1,492	685	807	118%
Other	(6,419)	(5,693)	(726)	13%

Total	$139	$476	($337)	-71%

Net income from operations decreased from $476,000 in 2010 to $139,000 in 2011. The decline in operating income was primarily due to the decrease of $154,000 in revenue and the overall increase of $259,000 in operating expenses, when compared to the same period last year.

The notation segment net income decreased from $5,484,000 in 2010 to $5,066,000 in 2011. The decrease was primarily attributable to a decrease in revenue resulting from the later release of Finale 2012, offset by decreased development expenses. SmartMusic income from operations improved $807,000 to $1,492,000 in 2011. The increase was due to higher SmartMusic revenue, which was partially offset by higher selling and marketing expenses and other operating expenses.

Other income and expense, net

Other income and expense, net was $115,000 for the year ended December 31, 2011, compared to $75,000 for the year ended December 31, 2010. Other income and expense, net consists primarily of net interest income of $90,000 for the year ended December 31, 2011, compared to $58,000 of net interest income for the year ended December 31, 2010. The increase in net interest income was due to a larger cash balance during the year.

Income tax

We recorded a net income tax expense of $250,000 for the year ended December 31, 2011, compared to an income tax benefit of $461,000 for the year ended December 31, 2010. The effective income tax rate of 98.2% of pre-tax book income includes 59.5% or $151,000 in permanent differences primarily relating to the stock acquisition of Garritan Corporation.

In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including operating results from the most recent fiscal years and our assessment of expected future profitability and the overall prospects for our business. Based on all the available evidence, in the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, we reduced our valuation allowance by approximately $2,564,000. As of December 31, 2011 and December 31, 2010, the valuation allowance recorded against our net deferred tax assets was approximately $5,690,000. In the event the valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of up to $3,166,000. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

An ownership change would also limit the use of the tax benefits in our NOL carry-forwards. Our Board of Directors has adopted a Tax Asset Protection Plan in order to discourage any person or group from becoming a 5-percent shareholder and dissuade existing 5-percent or greater shareholders from acquiring additional share of our common stock.

Liquidity and capital resources

Cash flow from operating activities was $1,269,000 in the year ended December 31, 2011 compared to $3,128,000 in the year ended December 31, 2010, a decrease of $1,859,000. The reduction in cash provided by operating activities was primarily due to the reduction in net income for fiscal 2011, attributed to lower notation revenue and an increase in cash used for working capital due to bonus payments in the first quarter of 2011 relating to the 2010 incentive plan.

Our primary liquidity and capital requirements have related to adding titles and method books to SmartMusic and investing in other product development efforts. Cash used in investing activities was $3,278,000 in the year ended December 31, 2011, compared to $653,000 in the year ended December 31, 2010. This $2,625,000 increase was primarily due to our purchase of Garritan Corporation and select assets of Recordare, LLC both of which occurred in the fourth quarter of 2011. Additionally, we increased our investment in property and equipment purchases and repertoire development. Current year expenditures were $346,000 for purchases of property and equipment and $588,000 for capitalization of repertoire development. We expect to incur higher levels of development spending in the future due to our technology initiatives in both the notation and SmartMusic segments.

Net cash used in financing activities was $227,000 in the year ended December 31, 2011, compared to cash provided of $114,000 in the year ended December 31, 2010. In 2011, we used $291,000 of cash to repurchase company shares under our November 2010 Stock Repurchase Program which was in effect until May 6, 2011. During 2011, $111,000 was received for the exercise of stock options and warrants, versus $181,000 received in 2010. During 2011, two individuals exercised stock options under a cashless exercise and, as a result, cash proceeds of $22,000 were used to pay taxes withheld. During 2010, one individual exercised stock options under a cashless exercise and, as a result, cash proceeds of $6,000 were used to pay taxes withheld. We do not expect any significant cash to be provided by the exercise of stock options in 2012 due to our current stock price and options outstanding.

As of December 31, 2011, we had cash and cash equivalents of $9,296,000 and as of December 31, 2010, the balance was $11,532,000. This decline is primarily attributed to the stock and asset acquisitions in the fourth quarter of 2011. There were no acquisitions during 2010.

We expect that our revenues and, in particular, continued growth in SmartMusic subscriptions, will yield sufficient cash to finance our operations for at least the next twelve months.

Contractual Obligations and Commitments

As of December 31, 2011, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital Lease Obligations	Operating Lease Obligations	Total Lease Obligations
	(in thousands)
2012	$4	$203	$207
2013	—	207	207
2014	—	211	211
2015	—	215	215
2016	—	108	108
Thereafter	—	—	—

	$4	$944	$948

Our current capital lease obligation for office equipment terminates in April 2012. We anticipate replacing the equipment and expect future lease payments to be comparable to the current lease. However, we have not yet executed a binding agreement regarding such amounts.

Our operating lease obligations relate to our facility lease with a term from April 1, 2011 through June 30, 2016.

From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2011 no such losses existed.

Off-Balance Sheet Arrangements

None.

New accounting pronouncements. Refer to Note 3 in our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MakeMusic, Inc.

We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 13, 2012

MakeMusic, Inc.

Balance Sheets

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,296	$11,532
Accounts receivable (net of allowance of $9 and $20 in
2011 and 2010, respectively)	1,539	1,238
Inventories	291	201
Deferred income taxes, net	2,338	2,786
Prepaid expenses and other current assets	362	252

Total current assets	13,826	16,009

Property and equipment, net	441	342
Capitalized software products, net	3,113	2,424
Finite life intangible assets	1,020	—
Goodwill	4,483	3,630
Long term deferred income taxes, net	57	214
Other non-current assets	—	2

Total assets	$22,940	$22,621

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$4	$25
Accounts payable	585	489
Accrued compensation	676	1,372
Other accrued expenses	508	307
Post contract support	125	150
Reserve for product returns	214	380
Current portion of deferred revenue	4,208	3,603

Total current liabilities	6,320	6,326

Capital lease obligations, net of current portion	—	4
Deferred revenue, net of current portion	123	96

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—10,000,000
Issued and outstanding shars —4,934,020 and 4,895,983 in 2011 and 2010, respectively	49	49
Additional paid-in capital	66,930	66,632
Accumulated deficit	(50,482)	(50,486)

Total shareholders’ equity	16,497	16,195

Total liabilities and shareholders’ equity	$22,940	$22,621

See accompanying notes.

MakeMusic, Inc.

Statements of Income

(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2011	2010
Notation revenue	$9,467	$10,712
SmartMusic revenue	7,527	6,436

NET REVENUE	16,994	17,148

COST OF REVENUES	2,757	2,833

GROSS PROFIT	14,237	14,315

OPERATING EXPENSES:
Development expenses	4,638	5,524
Selling and marketing expenses	5,182	4,574
General and administrative expenses	4,053	3,741
Patent litigation expense	225	—

Total operating expenses	14,098	13,839

INCOME FROM OPERATIONS	139	476

Other, net	115	75

Net income before income tax	254	551

Income tax expense (benefit)	250	(461)

Net Income	$4	$1,012

Income per common share:
Basic	$0.00	$0.21
Diluted	$0.00	$0.21

Weighted average common shares outstanding:
Basic	4,896,922	4,835,478
Diluted	4,917,557	4,913,887

See accompanying notes.

MakeMusic, Inc.

Statement of Shareholders’ Equity

(In thousands of U.S. dollars, except shares)

			Additional
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2009	4,756,891	$48	$65,980	$(51,498)	$14,530

Exercise of stock options and warrants	76,179	1	180	—	181

Redemption of stock, net of cashless option exercise	6,980	—	(18)	—	(18)

Issuance of restricted shares	55,933	—	52	—	52

Share based compensation	—	—	438	—	438

Net income	—	—	—	1,012	1,012

BALANCE AT DECEMBER 31, 2010	4,895,983	49	66,632	(50,486)	16,195

Exercise of stock options	31,448	—	111	—	111

Redemption of stock, net of cashless option exercise	1,208	—	(4)	—	(4)

Issuance of restricted shares	65,381	—	63	—	63

Share based compensation	—	—	419	—	419

Repurchase of common stock	(60,000)	—	(291)	—	(291)

Net income	—	—	—	4	4

BALANCE AT DECEMBER 31, 2011	4,934,020	$49	$66,930	$(50,482)	$16,497

See accompanying notes.

MakeMusic, Inc.

Statements of Cash Flows

(In thousands of U.S. dollars)

	Year
	Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$4	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,138	1069
Gain on disposal of assets	—	(1)
Deferred income taxes, net	165	(436)
Share based compensation	419	438
Net changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	(255)	39
Inventories	(90)	185
Prepaid expenses and other current assets	(110)	42
Accounts payable	95	(237)
Accrued expenses and product returns	(729)	231
Deferred revenue	632	786

Net cash provided by operating activities	1,269	3,128

Cash flows from investing activities
Purchases of property and equipment	(346)	(143)
Proceeds from disposal of property and equipment	—	1
Business acquisitions, net of acquired cash	(2,344)	—
Capitalized development and other intangibles	(588)	(511)

Net cash used in investing activities	(3,278)	(653)

Cash flows from financing activities
Proceeds from stock options exercised	111	181
Payments for redemption of stock options	(22)	(6)
Repurchase of common stock	(291)	—
Principal payments on capital leases	(25)	(61)

Net cash (used in) provided by financing activities	(227)	114

Net (decrease) increase in cash and cash equivalents	(2,236)	2,589
Cash and cash equivalents, beginning of year	11,532	8,943

Cash and cash equivalents, end of year	$9,296	$11,532

Supplemental disclosure of cash flow information
Interest paid	$3	$6
Income taxes paid	124	136

See accompanying notes.

Notes to Financial Statements

1. Description of Business

MakeMusic develops and markets proprietary music technology solutions under the Finale® and SmartMusic® brands that enhance music learning and composition, increase productivity and make practicing and performing music engaging. Our innovative products provide easy-to-use, efficient alternatives to traditional practice, education, and composition techniques. Software product sales are made through traditional distribution channels and MakeMusic’s websites. During the fourth quarter of 2011 MakeMusic acquired Garritan Corporation, a developer and provider of software sound libraries and select assets of Recordare LLC, an internet music publishing and software company.

2. Summary of Significant Accounting Policies

Revenue Recognition

Notation revenue is primarily derived from the sale of perpetual license agreements to end users and a dealer network for “off the shelf” products which are easily installed and used by the customer. Post contract support revenue is recognized at the time of sale, the cost associated with the support is accrued. SmartMusic subscription revenue is generated from the sale of term license agreements with a subscription to our current repertoire of songs and access to all future titles released during the subscription period. SmartMusic revenue is recognized over the lives of the term license agreements. Software revenue is recognized in accordance with ASC 985-605, Software – Software Revenue Recognition when all of the following conditions are met: there is evidence of an agreement with the customer (normally a purchase order), delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. We recognize revenue from the sale of SmartMusic accessories based on the fair value of the individual components based on standalone sales.

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

Shipping and handling charges are accounted for in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, (formerly EITF No. 00-10) with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Net revenue for the years ended December 31, 2011, and 2010 includes $528,000 and $746,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2011 and 2010 includes $348,000 and $444,000 of shipping expense, respectively.

We record revenue net of any sales tax, use tax and value added tax. Sales taxes collected from our customers are included in accounts payable until remitted to the appropriate taxing jurisdiction.

Net Income Per Common Share

For years ended December 31, 2011, and 2010 diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share (Note 5). The dilutive effect of the additional shares for the years ended December 31, 2011 and 2010 was to increase the weighted average common shares outstanding by 20,635 and 78,409 respectively.

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

At December 31, 2011, and 2010 the carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their market values based on the short-term maturities of these instruments.

Cash and Cash Equivalents

Cash equivalents consist of money market instruments with original maturities of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value. Cash balances at December 31, 2011 and 2010 exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

2. Summary of Significant Accounting Policies (Continued)

Product development

Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable. Costs incurred on notation products relating to the annual development of upgrades are expensed as incurred.

Costs capitalized in accordance with ASC 985-20 for the development of SmartMusic Gradebook application as of December 31, 2011 and 2010, net of amortization and reserves were $25,000 and $128,000 respectively. The capitalized amount represents costs of developing the SmartMusic Gradebook interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. The capitalized costs are being amortized over a five-year period. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable.

As of December 31, 2011, and 2010, costs capitalized for the development of repertoire software, net of amortization and reserves, were $2,102,000 and $2,296,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable.

During the fourth quarter of 2011, MakeMusic obtained developed software in the acquisitions of Recordare LLC and Garritan Corporation. Software acquired includes Music XML, Dolet Software and Aria Player. As of December 31, 2011, purchased capitalized software, net of amortization, was $986,000. There was no comparable capitalized software as of December 31, 2010. Capitalized software is amortized over a five to twenty-year period using the straight-line method. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of the product to determine if the capitalized costs are recoverable. For the years ended December 31, 2011 and 2010, amortization expense was $891,000 and $735,000, respectively.

Finite Life Intangible Assets

Finite life intangible assets are primarily related to acquired sound sample libraries and trademarks and are amortized over their estimated useful lives of 3 to 7 years for the libraries and 20 years for the trademarks.

Goodwill

Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist (see Note 4).

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

In the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, based on the estimated tax on three years of forecasted net income, we reversed approximately $2,564,000 of our valuation allowance in fiscal year 2009 which was recorded as an income tax benefit. As of December 31, 2011 and December 31, 2010, we have retained a valuation allowance of approximately $5,690,000 against net deferred tax assets. The additional future potential decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic. An ownership change would also limit the use of the tax benefits in MakeMusic’s NOL carry-forwards, MakeMusic’s Board of Directors has adopted a Tax Asset Protection Plan in order to discourage any person or group from becoming a 5-percent shareholder and dissuade existing 5-percent or greater shareholders from acquiring additional shares of MakeMusic common stock. For more information regarding the Plan, please refer to MakeMusic’s Current Report on Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

The following table illustrates the change in our reserve for uncertain tax positions during the year ended December 31, 2011, none of which is reflected as a liability on our balance sheet ($ in thousands):

Balance at January 1, 2011	$3,175
Additions based on tax positions related to the current year	34
Net reductions for tax provisions of prior years	(43)
Settlements	—

Balance at December 31, 2011	$3,166

In the event the remaining valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of up to $3,166,000.

Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2011 and December 31, 2010, we have not recognized any liability related to interest and penalties. The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of December 31, 2011, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2011, are 2006 to 2011.

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

Stock based compensation expense for the year ended December 31, 2011 was $419,000, plus an additional $6,000 accrued until restricted shares are issued in 2012. Stock based compensation expense for the year ended December 31, 2010 was $438,000, plus an additional $63,000 accrued until restricted shares which were issued in 2011.

During 2011 and 2010 we used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table:

	2011	2010

Risk-free interest rate	1.12%	1.45%
Expected life, in years	4.4	3.8
Expected volatility	69.66%	79.71%
Dividend yield	0.00%	0.00%

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

Advertising and Promotion

Product costs for promotional samples are classified in the statement of income as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $780,000 and $872,000 for the years ended December 31, 2011 and 2010, respectively.

Use of Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Significant items subject to estimates and assumptions include the allowances for doubtful accounts and inventory obsolescence, accruals for sales returns and post contract support, stock based compensation, capitalization of software development costs, realizability of deferred tax assets and the fair value of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from those estimates.

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

4. Supplemental Balance Sheet Information

Inventories

Inventories consist of the following:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Components	$168	$152
Finished goods	149	80
Reserve for obsolescence	(26)	(31)

	$291	$201

Property and Equipment

Property and equipment consists of the following:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Computer equipment and software	$2,607	$2,453
Office furniture and other	650	483

	3,257	2,936
Less accumulated depreciation	(2,816)	(2,594)

	$441	$342

Depreciation expense for years ended December 31, 2011 and 2010 was $247,000 and $334,000, respectively.

Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $222,000 of gross assets held as capital leases during 2011 and 2010 which had accumulated depreciation of 220,000 and $196,000 as of December 31, 2011 and 2010, respectively. Leased property and equipment includes $203,000 for a phone system lease that expired in April 2011 and is fully depreciated. The lease had a buy-out option which was executed upon lease expiration.

4. Supplemental Balance Sheet Information (Continued)

Capitalized Software Products

Capitalized software products are as follows:

	$0,000000	$0,000000
	December 31,
	2011	2010
	(In thousands)
Repertoire development	$4,982	$4,491
Software translation	125	125
SmartMusic website	461	461
SmartMusic Gradebook development	511	511
Music XML	673	—
Aria Player	226	—
Dolet Software	91	—

	7,069	5,588
Less accumulated depreciation and amortization	(3,956)	(3,164)

	$3,113	$2,424

Amortization expense related to the capitalized software was $891,000 and $735,000 for the years ended December 31, 2011, and 2010, respectively. Of the $3,113,000 in capitalized software as of December 31, 2011, $491,000 is for repertoire development in progress that has not yet been released into a current product. Of the $2,424,000 in capitalized software as of December 31, 2010, $423,000 is for repertoire development in progress that had not been released. When the content that is currently in development is released into current product, these additional amounts will also be amortized over five years on a straight-line basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2012	$888
2013	688
2014	455
2015	325
2016	216
Thereafter	541

$3,113

Finite Life Intangible Assets

Finite life intangible assets include both complete and incomplete sound sample libraries and trademarks acquired upon the purchase of Garritan Corporation on December 30, 2011.

	$0,000000	$0,000000
Finite life intangible assets are as follows:	December 31,
	2011	2010
	(In thousands)
Soundware Sample Libraries, Misc.	$72	$—
Soundware Sample Libraries – Complete Technology	421	—
Soundware Sample Libraries – Incomplete Technology	307
Trademarks	220	—

	1,020	—
Less amortization	—	—

	$1,020	$—

Finite life intangible assets are amortized using straight-line and accelerated methods over their estimated useful lives ranging from 3 to 7 for soundware sample libraries and 20 years for trademarks. The estimated future amortization expense for finite life intangible assets is as follows:

(In thousands)
2012	$243
2013	255
2014	182
2015	91
2016	54
Thereafter	195

$1,020

Goodwill

The following is a reconciliation of the beginning and ending balance of the Company’s goodwill:

(In thousands)
Balance as of December 31, 2010	$3,630
Acquisitions	853

Balance as of December 31, 2011	$4,483

Goodwill as of December 31, 2010 was $3,630,000 which resulted from a reverse merger in 2000. Additional goodwill in 2011 resulted from the purchase of Garritan Corporation and other asset acquisitions. MakeMusic has two reporting units and assigned all goodwill to the Notation reporting unit. On an annual basis, or more often if indicators of impairment exist, we evaluate goodwill to determine whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2011, and 2010 indicated no impairment had occurred.

Deferred Revenue

Deferred revenue is primarily composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, and other deferred revenue and deposits, as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred SmartMusic subscription revenue, current	$4,163	$3,537
Deferred notation and other revenue	31	28
Deposits	14	38

Current Deferred Revenue	4,208	3,603
Deferred SmartMusic subscription revenue, long-term	123	96

	$4,331	$3,699

4.	Supplemental Balance Sheet Information (Continued)

Other Accrued Expenses

Other accrued expenses are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2011	2010
	(In thousands)
Accrued royalties	$125	$119
Other	383	188

	$508	$307

5. Shareholders’ Equity

Stock Options and Warrants

MakeMusic has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 1,500,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be equal to or more than the stock’s fair market value at the grant date. There were 522,971 options outstanding under the 2003 plan as of December 31, 2011.

The following table represents stock option and restricted stock activity for the year ended December 31, 2011:

	Shares Reserved for Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2010	361,103	80,049	504,536	$5.51

Authorized	—	—	—
Granted	(314,214)	65,381	248,833	$4.93
Expired	103,664	—	(103,664)	$6.00
Cancelled	80,404	—	(80,404)	$5.00
Exercised	—	—	(46,330)	$3.80

At December 31, 2011	230,957	145,430	522,971	$5.36	4.7 Years

Outstanding Exercisable at December 31, 2011			267,355	$5.88	2.6 Years

The weighted-average fair value of options granted during 2011 and 2010 (computed using the Black-Scholes method) was $2.64 and $2.67, respectively.

5.	Shareholders’ Equity (Continued)

The following summarizes information about stock options outstanding at December 31, 2011:

Range of Exercise Prices			Options Outstanding			Options Exercisable
From		to	Number Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Exercise Price	Number Outstanding	Weighted Exercise Price
$0.00	to	$3.50	36,776	3.37	$3.28	28,776	$3.22
$3.51	to	$6.00	382,697	5.53	$4.85	135,081	$4.84
$6.01	to	$10.00	73,500	1.78	$7.08	73,500	$7.08
$10.01	to	$11.00	29,998	2.37	$10.21	29,998	$10.21

Total			522,971	4.67	$5.36	267,355	$5.88

At December 31, 2011, the aggregate intrinsic value of options outstanding was $42,000 and the aggregate intrinsic value of options exercisable was $34,000. Total intrinsic value of options exercised during 2011 was $55,000. At December 31, 2011, there was $438,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2011, there was $220,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

There were no new warrants issued during 2011 or 2010. There were no warrants outstanding at December 31, 2011 and 15,000 warrants outstanding at December 31, 2010, all of which were exercisable. There were 15,000 warrants that expired during the fiscal year ended December 31, 2011 and 15,083 warrants that expired during the fiscal year ended December 31, 2010.

Tax Asset Protection Plan

On February 21, 2012, the Company’s Board of Directors adopted a Tax Asset Protection Plan (the “Plan”) in an effort to protect the long term value of the Company’s accumulated net operating losses and other tax assets (collectively, “NOLs”) for federal and state income tax purposes. The Company’s ability to use the NOLs in the future may be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an ownership change will occur when the percentage of the Company’s ownership (by value) of one or more “5 percent shareholders” (as defined in the Internal Revenue Code of 1986, as amended) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis).

In connection with the Plan, the Company’s Board of Directors declared a dividend distribution consisting of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to record holders of the Company’s common stock as of the close of business on March 2, 2012, as well as to holders of common stock issued after that date. The Rights are not currently exercisable. The exercise of the Rights is triggered when a person or group acquires shares, or announces a tender offer to acquire shares, resulting in ownership of 4.95% or more of Company common stock, or by the future acquisition of any shares of Company common stock by any person or group who held 4.95% or more of the Company’s outstanding common stock as of the date the Plan was adopted. The Plan operates by voiding the Rights of any acquiring person and making all other Rights exercisable for a number of shares of Company common stock, Company Series A Junior Participating Preferred Stock or other Company capital stock, as calculated pursuant to the Plan.

The Plan will expire upon the earliest of (i) February 20, 2015; (ii) the time at which the Rights are redeemed or exchanged under the Plan; (iii) the time at which the Board determines that the Plan is no longer necessary for the preservation of the tax benefits.

5. Shareholders’ Equity (Continued)

Preferred Stock

The Company’s Articles of Incorporation provides for 1,500,000 undesignated shares of capital stock. The Board of Directors of the Company is authorized to establish one or more classes or series from the undesignated shares, to designate each such class or series, and to fix the relative rights and preferences of each such class or series, which rights and preferences may be superior to those of any of the common shares. On February 21, 2012, in connection with adopting the Tax Asset Protection Plan, the Company’s Board of Directors authorized the issuance of up to 3,000 shares of Series A Junior Participating Preferred Stock (“Preferred Stock”), which number may be increased or decreased by resolution of the Board of Directors. The Company’s Board of Directors simultaneously declared a dividend of one preferred share purchase right, equal to one ten-thousandth of a share of the Preferred Stock, distributable to record holders of the Company’s common stock as of the close of business on March 2, 2012 and holders of common stock issued after that date.

6. Commitments

Capital Lease Obligations

Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2012	$4

Total minimum lease payments	4
Less amount representing interest	—

Present value of net minimum lease payments	4
Less current portion	(4)

Long-term portion	$—

Operating Leases

The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2011, are as follows (in thousands):

0000000
2012	$203
2013	207
2014	211
2015	215
2016	108

Total	$944

Rent expense, including common area maintenance expense for the years ended December 31, 2011, and 2010 was $259,000 and $247,000, respectively.

7. 401(k) Savings Plan

The Company has a 401(k) savings plan for the benefit of qualified employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company may also make discretionary contributions. Company matching contributions were $131,000 in 2011. The Company made no contributions in 2010.

8. Income Taxes

The tax effects of temporary differences for 2011 and 2010 at assumed effective annual rates of 37.1% and 37.4%, respectively (combined federal rate and state tax rate) are shown in the following table:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$5,003	$5,747
Research and development credits	1,318	1,164
Alternative minimum tax credit	111	36
Minnesota research and development credits	471	490
Inventory	16	16
Depreciation and amortization	148	131
Deferred revenue	1,603	1,370
Software development and prepaid royalties	343	69
Accrued expenses	350	586
Accounts receivable	3	7
Valuation allowance for deferred tax assets	(5,690)	(5,690)

Deferred tax assets	$3,676	$3,926
Deferred tax liability:
Acquired intangible assets	441	—
Software development costs	840	926

Net deferred tax assets	$2,395	$3,000

The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Current assets	$2,338	$2,786
Long-term assets	57	214

Net deferred tax assets	$2,395	$3,000

alance sheets as follows:to the net deferred income tax liabilities described above have been included in the accompanying abl

The components of income tax are as follows:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Current tax expense (benefit)	$85	$(25)
Deferred tax expense (benefit)	165	(436)

Total tax expense (benefit)	$250	($461)

8. Income Taxes (Continued)

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of a portion of its net deferred tax assets and has provided a valuation allowance of $5,690,000 against the net deferred tax assets as of December 31, 2011 and 2010.

A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense (benefit) included in the statements of income is as follows:

	December 31,
	2011	2010
	(In thousands)
Income tax expense computed at the statutory rate	$86	$187
State tax expense, net of calculated federal income tax effects	8	19
R&D Credits	(135)	(725)
Permanent differences	273	77
Other	18	(19)

Income tax expense (benefit)	$250	$(461)

Net Operating Losses

At December 31, 2011, we had federal net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates:

	Federal Net Operating Loss	Research and Development Credits
	(In thousands)
2012	$790	$38
2018	770	46
2019	491	36
2020	—	—
2021	1,474	72
2022	1,275	116
2023	9,115	72
2024	—	91
2025	—	68
2026	—	72
2027	—	168
2028	—	101
2029	—	100
2030	—	169
2031	—	169

	$13,915	$1,318

Section 382 of the Internal Revenue Code restricts the annual utilization of NOLs incurred prior to a change in ownership. Such a change in ownership occurred in connection with the Coda reverse merger, thereby potentially restricting the NOLs available. In 2009, we completed a further Section 382 analysis for the time period since the reverse merger and determined that there are limitations relating to ownership changes. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382 over a three year period resulting in potential future limitations on the utilization of our NOLs.

An updated Section 382 analysis was recently completed in February 2012. The results of that analysis indicate that no further “ownership changes” under Section 382 have occurred. Therefore, the limitation caused by the January 2007 ownership change continues to apply. The limitation has not had a material effect on our utilization of our NOLs to date.

On February 21, 2012, MakeMusic’s Board of Directors adopted a Tax Asset Protection Plan (the “Plan”) intended to protect its tax assets. See note 12, “Subsequent Events,” for more detailed description of the Plan.

9. Litigation

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

The Notation segment includes the design, development, and sales and marketing for the Finale family of music notation software products, MusicXML and Dolet software and Garritan sound libraries.

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

10. Segment and Geographic Data (Continued)

MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented. The following table presents results of operations by reportable segment (in thousands):

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total

NET REVENUE	$9,467	$7,527	$—	$16,994	$10,712	$6,436	$—	$17,148

COST OF REVENUES	615	2,142	—	2,757	838	1,995	—	2,833

GROSS PROFIT	8,852	5,385	—	14,237	9,874	4,441	—	14,315
Percentage of Net Revenue	94%	72%	—%	84%	92%	69%	—%	83%

OPERATING EXPENSES:
Development expenses	1,985	1,549	1,104	4,638	2,531	1,957	1,036	5,524
Selling and marketing expenses	1,726	2,266	1,190	5,182	1,778	1,728	1,068	4,574
General and administrative expenses	75	78	3,900	4,053	81	71	3,589	3,741
Patent litigation expense	—	—	225	225	—	—	—	—

Total Operating Expenses	3,786	3,893	6,419	14,098	4,390	3,756	5,693	13,839

Income/(Loss) from Operations	5,066	1,492	(6,419)	139	5,484	685	(5,693)	476

Other Income/(Expense)	—	—	(135)	(135)	—	—	536	536

NET INCOME/(LOSS)	$5,066	$1,492	$(6,554)	$4	$5,484	$685	$(5,157)	$1,012

All of our long-lived assets are located in North America. The geographic distribution of our revenues is summarized in the following table:

	December 31,
	2011	2010
	(In thousands)
Net sales:
North America	$14,578	$14,525
Europe	1,169	1,220
Japan	663	890
Other foreign countries	584	513

	$16,994	$17,148

11. Business Acquisition

On December 30, 2011, we acquired all of the outstanding stock of Garritan Corporation, a privately held software musical instrument company (“Garritan”). In addition, during November 2011 we acquired select assets from Recordare, an internet music publishing and software company. The acquisitions provide new products, technology, brands and resources that are complementary to MakeMusic and provide growth opportunities for the future. The combined purchase price was $2,500,000, including, in connection with the acquisition of Garritan, $125,000 which is subject to an 18-month holdback. The holdback is payable in shares of MakeMusic’s common stock, with a share price equal to $4.52, which represented the average closing price of MakeMusic common stock for the 20 trading days prior to the closing of the acquisition. Net cash paid upon closing of the transactions was $2,344,000 which includes the purchase price, net of the 18-month holdback and cash received.

The fair value of assets acquired and liabilities assumed from Garritan and Recordare include the following:

(In thousands)
Cash	$31
Accounts Receivable	46
Capitalized software products	990
Finite life intangible assets	1,020
Goodwill	853
Deferred tax asset	(440)

$2,500

The Garritan operations results are included in the consolidated financial statements since the date of acquisition on December 30, 2011. The table below reflects our pro forma combined results of operations for the year ended December 31, 2011 as if the acquisition had taken place on January 1, 2011.

Pro Forma
For the year ending
December 31, 2011
(unaudited)
Net Revenue	$17,726
Net Income	$41
Basic Income per Common Share	$0.01

Combined results for the Company and Garritan for the year ended December 31, 2011 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	Elimination of $14,000 in sales of product by Garritan Corporation to MakeMusic, Inc. and the corresponding cost of revenues that would be eliminated in consolidation.

•	Adjustment of $29,000 for amortization based on the fair value of assets acquired and estimated useful lives.

•	Additional compensation expense of $87,000.

•	A reduction of $8,000 to eliminate depreciation expense for property and equipment not acquired in the transaction.

•	A reduction in interest income of $14,000 associated with the reduction of the Company’s cash used in funding the acquisition.

•	Tax expense of $21,000 using an effective tax rate of 37%.

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived.

12. Subsequent events

On February 21, 2012, the Board of Directors of the Company adopted a Tax Asset Protection Plan (the “Plan”) and declared a dividend distribution consisting of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend is payable to the Company’s shareholders of record as of the close of business on March 2, 2012 (the “Record Date”), as well as to holders of common stock issued after that date. The terms of the Rights are set forth in the Plan, by and between the Company and Wells Fargo Bank, N.A. (the “Rights Agent”).

The purpose of the Plan is to protect the long term value of the Company’s accumulated net operating losses and other tax assets (collectively, “NOLs”) for federal and state income tax purposes. The Company’s ability to use the NOLs in the future may be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an ownership change will occur when the percentage of the Company’s ownership (by value) of one or more “5 percent shareholders” (as defined in the Internal Revenue Code of 1986, as amended) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis).

In connection with the Plan, the Company’s Board of Directors declared a dividend distribution consisting of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to record holders of the Company’s common stock as of the close of business on March 2, 2012, as well as to holders of common stock issued after that date. The Rights are not currently exercisable. The exercise of the Rights is triggered when a person or group acquires shares, or announces a tender offer to acquire shares, resulting in ownership of 4.95% or more of Company common stock, or by the future acquisition of any shares of Company common stock by any person or group who held 4.95% or more of the Company’s outstanding common stock as of the date the Plan was adopted. The Plan operates by voiding the Rights of any acquiring person and making all other Rights exercisable for a number of shares of Company common stock, Company Series A Junior Participating Preferred Stock or other Company capital stock.

The Plan will expire upon the earliest of (i) February 20, 2015; (ii) the time at which the Rights are redeemed or exchanged under the Plan; or (iii) the time at which the Board determines that the Plan is no longer necessary for the preservation of the tax benefits.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.	OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position
Karen T. van Lith	52	Chief Executive Officer, Director
Robert B. Morrison	50	Chairman of the Board
Trevor A. D’Souza	46	Director
Keith A. Fenhaus (1)	54	Director
Michael R. Skinner	61	Director
Graham Richmond	39	Director
Karen L. VanDerBosch	48	Chief Financial Officer and Chief Operating Officer
Paul D. Carlson	41	Chief Technology Officer

(1)	The Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert” under the applicable federal securities laws.

Current committee membership is as follows:

Audit Committee	Compensation Committee	Governance Committee

Keith A. Fenhaus, Chair	Michael Skinner, Chair	Graham Richmond, Chair
Trevor A. D’Souza	Keith A. Fenhaus	Robert B. Morrison
Graham Richmond	Robert B. Morrison	Trevor A. D’Souza

Karen T. van Lith was appointed as Chief Executive Officer and a director on June 13, 2011. Ms. van Lith has 20 years of leadership experience. For the three years preceding her appointment, Ms. van Lith served as principal of MKB CEO, LLC, providing interim CEO leadership to companies in start-up, high growth and crisis phases, and ran an internet-marketing services company through Beckwith Crowe, LLC. From 2000 through 2007, she held the role of CEO & president of Gelco Information Network, a SaaS company serving multi-national companies around the world. Prior to that she was president of Ceridian Canada and SVP business development at Ceridian Corporation, where she led the company’s M&A efforts. Ms. van Lith currently serves as a corporate director of Associated Banc-Corp, a publicly-held regional bank holding company headquartered in Green Bay, Wisconsin, and of Xata Corp., a publicly-held SaaS company serving the trucking industry headquartered in Eden Prairie, Minnesota. She also served on the board of CNS, a publicly-held consumer goods company headquartered in Eden Prairie, Minnesota until its sale to GlaxoSmithKline in December 2006. Additionally, Ms. van Lith serves on the board of Food for Hungry Minds, a non-profit organization that develops and runs schools and provides a path out of poverty for the poorest children in the Philippines and Honduras. Ms. van Lith has a Master’s of Business Administration from the University of Minnesota’s Carlson School of Management in Minneapolis, Minnesota and a Bachelor’s degree in accounting from St. Cloud University, St. Cloud, Minnesota. The Board has determined that, among other attributes, skills, experiences and qualifications, Ms. van Lith’s extensive experience in leading the growth of technology-driven companies makes her uniquely qualified to serve on the Board. In addition, the Board believes that having the Chief Executive Officer serve as member of the Board promotes strategy development and implementation and facilitates the flow of information between the Board and management. Further, the Board believes that Ms. van Lith’s role on the Board adds value in light of her experience as a director on other public company boards.

Robert B. Morrison was appointed to the Board of Directors on July 9, 2007 and became Chairman of the Board of Directors on November 10, 2010. Mr. Morrison serves on the Compensation Committee and Governance Committee. Mr. Morrison is founder and CEO of Quadrant Arts Education Research, one of the nation’s leading research and market intelligence organizations focusing on music and arts education. Quadrant serves both the commercial and governmental sectors and has pioneered ground breaking research on the status and condition of arts education in the United States. Prior to founding Quadrant, Mr. Morrison was the founder and chairman emeritus of Music for All (MFA), a not-for-profit educational organization whose mission is expand access to music and arts education. Mr. Morrison also served as the Chief Executive Officer of the VH1 Save the Music Foundation, the national non-profit organization committed to restoring music education in America’s public schools. Mr. Morrison has also served as director of market development for NAMM, the international music products association, was an executive director of the American Music Conference (AMC), where he directed AMC’s media efforts, and was a senior executive with the Pearl Corporation. Mr. Morrison has received an honorary doctorate degree from the State University of New York, the Mr. Holland’s Opus Award from the National Academy of Recording Arts and Science and the Life Achievement Award from the Music Distributors Association. Mr. Morrison has earned both an Emmy and Peabody Award for his work on behalf of music education. Mr. Morrison served as a member of the board of trustees for the Berklee College of Music in Boston and currently serves on several national music and arts education policy boards. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Morrison to serve as a director of MakeMusic because his industry experience allows him to understand MakeMusic’s challenges, strategies and potential opportunities. He shares MakeMusic’s commitment to music education, and his extensive connections in the education market segments and music products industry all contribute to Mr. Morrison’s ability to help develop and guide MakeMusic’s long-term strategies.

Trevor A. D’Souza joined the Board March 2, 2010, in connection with an agreement dated March 2, 2010 among MakeMusic, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners (together, and with their affiliates, “LaunchEquity”), which was amended August 23, 2011, and relates to MakeMusic’s Board composition and certain other matters, including granting LaunchEquity the right to designate and propose two individuals for election to the Board subject to MakeMusic’s finding that each is reasonably deemed qualified (the “LaunchEquity Agreement”). MakeMusic has been informed that LaunchEquity requires a separate arrangement with its nominees, including Mr. D’Souza, by which LaunchEquity can submit the nominee’s resignation from the Board. Mr. D’Souza serves as a member of the Audit Committee and Governance Committee. Mr. D’Souza is a managing director of Great Lakes Ventures, LLC. In addition, since 2000, Mr. D’Souza has served as Managing Director of Mason Wells, where he is responsible for managing the venture investment activities of the firm. Through his role with Mason Wells, Mr. D’Souza has served as a director of a number of companies, including: Teramedica, Inc. (chairman, 2001-present), Zystor Therapeutics, Inc. (2004-2010), Deltanoid Pharmaceuticals, Inc. (2001-present), OpGen, Inc. (2002-2009), NameProtect, Inc. (chairman, 2001-2007), Mezzia, Inc. (2001-2006), and Dedicated Computing (2007-2009). Prior to joining Mason Wells, Mr. D’Souza served as the President and CEO of Pharmasoft North America, Inc. from 1997 to 1999, and as a Program Manager for Booz-Allen & Hamilton from 1994 to 1997. Mr. D’Souza earned a Master’s Degree in Business Administration from George Washington University, and a Bachelor of Science in Engineering from the Catholic University of America. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. D’Souza to serve as a director of MakeMusic because he has significant board experience, particularly with respect to companies that are similar in size to MakeMusic, as well as valuable business and management expertise. The Board believes these experiences will allow Mr. D’Souza to understand issues that face MakeMusic, and to contribute to oversight of compliance with SEC and accounting rules.

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

Graham Richmond was elected to the Board of Directors on July 25, 2006. Mr. Richmond is Chairman of the Governance Committee and is currently a member of the Audit Committee. Mr. Richmond is the Chief Executive Officer and co-founder of Clear Admit, LLC, an educational counseling company focused on management education. Prior to launching Clear Admit at the end of 2001, Mr. Richmond worked as an admissions counselor and technology consultant for the Wharton School at the University of Pennsylvania. Mr. Richmond’s career also includes a position as Vice President of Marketing and Operations at MCS Multi-App, an educational technology company that served the leading law and business schools with software applications in the 1990s. Beyond his professional career, Mr. Richmond has pursued his passion for music as a classical and jazz flautist and singer/songwriter/guitarist and is a member of the board of the Association of International Graduate Admissions Consultants, a not-for-profit association that assists in setting industry standards for graduate admissions consultants. He holds an undergraduate degree in art history from Swarthmore College and an MBA in entrepreneurial management from the Wharton School at the University of Pennsylvania. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Richmond to serve as a director of MakeMusic because his business leadership experience and education allow him to understand MakeMusic’s challenges and strategies, and his knowledge of e-commerce marketing strategies complement MakeMusic’s strategy and products.

Michael Skinner was appointed to the Board of Directors on November 20, 2006, and is Chairman of the Compensation Committee. Mr. Skinner is a summa cum laude graduate of Berklee College of Music with a bachelor’s degree in music education. He received his master’s degree in music composition from the University of Miami. Mr. Skinner has worked as a composer, arranger, clinician, and performer, as well as a music educator, having taught elementary through high school music. In 1986, Mr. Skinner became the national clinician for Vandoren and a Yamaha performing artist. He later became marketing manager for J. D’Addario & Co., marketing Vandoren products as well as J. D’Addario education products. From 1991-2001, Mr. Skinner served as the marketing manager for education products for the Band & Orchestral Division, Yamaha Corporation of America. During his tenure at Yamaha Mr. Skinner managed the technology driven education system called Music In Education ™, a software and hardware based keyboard system integrating curriculum and assessment into a keyboard lab. In July of 2001, he returned to J. D’Addario & Co. as Director of Marketing for Band & Orchestra products. In July 2004, Mr. Skinner formed DANSR and became the sole U.S. importer of Vandoren Products. Today, he remains the President of DANSR. In January 2011, Mr. Skinner was appointed to the board of NAMM, a trade association for the global music products industry, for a term ending in 2014. Among other attributes, skills, experiences and qualifications, the Board believes that it is beneficial for Mr. Skinner to serve as a director of MakeMusic because his extensive experience in marketing to music educators and music product retailers allow him to understand MakeMusic’s opportunities and challenges and make strategic contributions.

Karen L. VanDerBosch joined MakeMusic as Chief Financial Officer and Treasurer in December 2006. On November 10, 2010, Ms. VanDerBosch was appointed Chief Operating Officer. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software, and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc. Ms. VanDerBosch holds a bachelor of science degree in accounting from the University of Minnesota.

Paul D. Carlson joined MakeMusic as Chief Technology Officer in August 2011. Mr. Carlson has more than 20 years of experience in a variety of technology roles. From 2006 to 2011, Mr. Carlson held technology and business leadership positions with Ceridian Corporation including Chief Software Engineer, technology leader for Ceridian’s human resources outsourcing division, and Vice President—Product Management. Prior to Ceridian, Mr. Carlson was Chief Technology Officer for Oculan Systems Inc., and Vice President—Service Development for Agiliti, Inc. Mr. Carlson holds a bachelor of science degree in computer science from the University of Wisconsin–River Falls and an master of science degree in software engineering from the University of St. Thomas.

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

To our knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations from Insiders that no other reports were required, the Company believes that during the fiscal year ended December 31, 2011, all Form 3, Form 4 and Form 5 filing requirements were met.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of our employees, directors, and officers, including our principal executive officer, principal financial officer, and controller. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest, and insider trading. The Code of Ethics is available through the Investor Relations page of our website at www.makemusic.com. MakeMusic intends to include on its website any amendment to, or waiver from, a provision of its Code of Ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Director Nominations Process

There have been no material changes to the procedures by which shareholders may recommend director nominees since November 14, 2011, the date we last provided information with regard to our director nomination process.

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

EXECUTIVE COMPENSATION

Overview

The Compensation Committee views executive compensation as a total package that includes base salary, annual performance-based non-equity incentive plan awards, and long-term equity compensation in the form of stock options and restricted stock awards. Our executives are also eligible to participate in our medical and dental insurance plans, retirement plans, life insurance plans, disability plans, and other generally available benefit arrangements. MakeMusic does not currently provide a defined benefit pension plan or retiree health care.

Compensation Risk Assessment

The Compensation Committee is responsible for considering risks relating to the design and implementation of compensation programs and arrangements, including our executive compensation programs. The Compensation Committee believes our employee compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incentivize executives or other employees to take unnecessary or excessive risks. As a result, we believe that risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on MakeMusic.

Base Salaries

During fiscal 2011, our interim Chief Executive Officer, Jeffrey A. Koch, and our Chief Executive Officer, Karen T. van Lith, were entitled, respectively, to annualized base salaries of approximately $229,000 and $288,000 (in each case, pro-rated according to the duration of his or her service). In addition, our Chief Financial Officer/Chief Operating Officer, Karen L. VanDerBosch, earned a base salary of approximately $207,000, and our Chief Technology Officer, Paul D. Carlson, earned an annualized base salary of approximately $160,000 (pro-rated according to the duration of his service).

In determining appropriate base salaries for executives in fiscal 2011, in addition to reviewing market data, the Compensation Committee considered:

•	the Chief Executive Officer’s recommendation as to compensation for the other executive officers;

•	the scope of responsibility, experience, time in position, and individual performance of each officer, including the Chief Executive Officer;

•	the effectiveness of each executive’s leadership performance and potential to enhance shareholder value; and

•	internal equity.

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

Effective January 1, 2012, the Compensation Committee approved 2012 base salaries of $296,640 for Ms. van Lith, $212,764 for Ms. VanDerBosch, and $170,000 for Mr. Carlson.

Executive Incentive Compensation

In order to provide motivation to our Named Executive Officers (as defined below) and other key employees, we award performance-based compensation upon their achievement of goals that the Compensation Committee identifies on an annual basis. Awards are made pursuant to our Executive Incentive Compensation Plan, which was adopted by the Compensation Committee and the Board of Directors on March 2, 2009, and amended based on a recommendation by the Compensation Committee on May 5, 2009 and June 13, 2011 (as amended, the “Executive Plan”). Executive Plan participants have the potential to earn cash and restricted stock. In addition, the Compensation Committee may grant options to participants or other employees if certain performance levels are achieved. All equity awards made pursuant to the Executive Plan are governed by our 2003 Equity Incentive Plan, or any amended version thereof.

The amount of cash and the number of options and shares of restricted stock awarded to our Named Executive Officers in each of our 2011 and 2010 fiscal years was based on our achievement of Management Bonus Objectives (“MBOs”). When selecting the MBOs, the Compensation Committee considers our business plan, the individual skills and potential of the participants, targeted total compensation amounts based on publicly available market data, and recommendations from the Chief Executive Officer, which are provided separately from the Compensation Committee meeting at which the MBOs are determined. For fiscal years 2011 and 2010, the MBOs under the Executive Plan were based on achievement of quantifiable financial performance in accordance with the annual business plan and included free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions.

These MBOs, and the target incentive compensation thresholds, reflect the Compensation Committee’s belief that annual incentives should be closely aligned with financial performance. The Compensation Committee evaluates MakeMusic’s performance after each completed fiscal year to determine the amount of cash and the number of shares of restricted stock each participant has earned.

Material Terms of Non-Equity Incentive Plan Awards

The Compensation Committee considers annual performance-based cash awards to be a motivational method for encouraging and rewarding individual performance that contributes to our overall company performance. Target performance-based compensation amounts are positioned to be competitive with market data and for awards based on performance in fiscal year 2011 ranged as a percentage of salary from 30% to 80% for the Named Executive Officers with an increasing scale if financial performance was exceeded. These amounts reflect the program’s objective to reward individual performance that contributes to our overall performance.

Amounts listed for each of 2011 and 2010 in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation,” were approved by the Compensation Committee on February 16, 2012 and February 16, 2011, respectively, under the Executive Plan. These payments are intended to compensate the executive officers for services rendered in fiscal 2011 and 2010, respectively.

On February 16, 2012 the Compensation Committee evaluated achievement of the MBOs in fiscal 2011 based on our audited financial statements. The Compensation Committee awarded $62,160 to Karen T. van Lith (which represents the pro-rated amount earned for the portion of the year served, plus an additional $42,000 as provided in Ms. van Lith’s employment agreement), $12,603 to Jeffrey A. Koch (which represents the pro-rated amount for the portion of the year served), $18,591 to Karen L. VanDerBosch, and $3,432 to Paul D. Carlson (which represents the pro-rated amount for the portion of the year served). As shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, actual cash incentive awards earned by our Named Executive Officers pursuant to achievement of MBOs ranged from 5.4% to 39.0% of base salary in fiscal 2011. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2011. Ms. van Lith had been eligible to earn a maximum of $134,400 cash incentive compensation (which represents an annualized maximum of $230,400, pro-rated for the portion of the year she served), Mr. Koch had been eligible to earn a maximum of $183,324 cash incentive compensation, Ms. VanDerBosch had been eligible to earn a maximum of $123,940 cash incentive compensation, and Mr. Carlson had been eligible to earn a maximum of $17,290 cash incentive compensation (which represents an annualized maximum of $48,000, pro-rated for the portion of the year he served).

On February 16, 2011 the Compensation Committee evaluated achievement of the MBOs in fiscal 2010 based on our audited financial statements. The Compensation Committee awarded $17,007 to Mr. Koch and $77,257 to Ms. VanDerBosch. Mr. Koch had been eligible to earn a maximum of $177,984 of cash incentive compensation (pro-rated according to the duration of his service) and Ms. VanDerBosch had been eligible to earn a maximum of $114,330 cash incentive compensation. Actual cash incentive awards paid to our Named Executive Officers pursuant to achievement of MBOs ranged from 40% to 54% of base salary in fiscal 2010. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2010.

Discretionary Cash Incentive Compensation

On March 7, 2012, the Compensation Committee awarded Karen T. van Lith, Karen L. VanDerBosch, and Paul D. Carlson discretionary cash bonuses of $50,000, $20,000, and $10,000, respectively, in each case for such officer’s leadership in successfully completing the Company’s acquisitions of Garritan Corporation and select assets of Recordare LLC during fiscal 2011.

Long-Term Incentive Compensation

Our long-term incentive compensation in the form of stock option and restricted stock awards is designed to attract and retain key executives, build an integrated management team, reward innovation and performance, and share long-term successes. The intent is to align executive and shareholder interests, thereby increasing shareholder value.

Material Terms of Option Grants

The Compensation Committee may grant options from time to time at its discretion, in accordance with the 2003 Equity Incentive Plan. In addition, under the Executive Plan, the Compensation Committee has authority to grant options to our Named Executive Officers and other employees when 80% of target performance is met or surpassed for all MBOs. No options were granted under the Executive Plan in 2011 or 2010.

On June 13, 2011, we granted a seven-year stock option to Karen T. van Lith upon hiring her to serve as Chief Executive Officer. The option vests ratably over a four-year period, beginning June 30, 2011 and ending May 31, 2015, and allows Ms. van Lith to purchase 125,000 shares at an exercise price of $4.92 per share.

On August 8, 2011, we granted a seven-year stock option to Paul D. Carlson upon hiring him to serve as Chief Technology Officer. The option vests ratably over a four-year period, beginning August 31, 2011 and ending July 31, 2015, and allows Mr. Carlson to purchase 25,000 shares at an exercise price of $4.93 per share.

Option grants to executives are made under the 2003 Equity Incentive Plan and are subject to the terms of our form of incentive stock option agreement. The form of agreement provides that the exercise price of a grant is equal to the fair market value on the date of grant. Incentive stock options typically vest over a four-year period, with the unvested portion of the option typically forfeited if the executive leaves MakeMusic for any reason other than death, and with the option expiring no later than 90 days after termination of service. In the event of the termination of an employee’s relationship with MakeMusic in connection with a change of control event, the form of agreement provides that all unvested shares of stock subject to the option grant shall immediately vest.

Material Terms of Restricted Stock Awards

The Executive Plan provides that participants will be eligible for a restricted stock award upon certain levels of achievement of MBOs. The maximum value of each participant’s restricted stock award is determined on an annual basis by the Compensation Committee when the MBOs are established, and the grant is made following the end of the applicable fiscal year based on actual performance. When granted, the earned restricted stock awards are subject to risks of forfeiture, which lapse as to 25% of the award on the delivery date and in 25% increments during the following three years. For awards granted in recognition of achievement in 2011 and 2010, the Executive Plan provides that if a participant terminates his or her employment without “good reason” or is terminated by MakeMusic for “cause,” he or she will forfeit any portion of the award that remains restricted.

Pursuant to the Executive Plan, we granted restricted stock awards in 2011 based on achievement in fiscal 2010 of MBOs for that year. For the period from November 10, 2010 to December 31, 2010 Jeffrey A. Koch, then our Interim Chief Executive Officer, was eligible for 5,868 shares of restricted stock (with a value of $24,986, based on the average share price for the three months preceding the fiscal year in which the award was earned). For fiscal 2010, Karen L. VanDerBosch was eligible for 28,851 shares of restricted stock (with a value of $114,330, based on the average share price for the three months preceding the fiscal year in which the award was earned). Actual incentive compensation was dependent upon achievement during 2010 of the MBOs determined by the Compensation Committee. On February 16, 2011 the Compensation Committee evaluated achievement of the MBOs in fiscal 2010 based on our audited financial statements. The Compensation Committee awarded 951 shares of restricted stock to Mr. Koch and 4,320 shares of restricted stock to Ms. VanDerBosch effective March 15, 2011.

We have also granted restricted stock awards in 2012 with respect to the achievement in 2011 of the MBOs for that year. Pursuant to the 2011 MBOs, Ms. van Lith received 1,216 shares of restricted stock (valued at $5,691), Mr. Koch received 761 shares of restricted stock (valued at $3,558) and Ms. VanDerBosch received 1,122 shares of restricted stock (valued at $5,428) (which amounts for Ms. van Lith and Mr. Koch are pro-rated for the duration of their service, and which amount in each case are based on the average share price for the three months preceding the fiscal year in which the award was earned). Under the Executive Plan, Ms. van Lith had been eligible for 28,718 shares of restricted stock (with a value of $134,400), Mr. Koch had been eligible for 17,954 shares of restricted stock (with a value of $84,023), and Ms. VanDerBosch had been eligible for 26,483 shares of restricted stock (with a value of $123,940) (which amounts for Ms. van Lith and Mr. Koch are pro-rated for the duration of their service, and which amount in each case are based on the average share price for the three months preceding the fiscal year in which the award was earned).The actual dollar value of stock awards earned by our executive officers in 2011 pursuant to achievement of MBOs ranged from 2.5% to 3.6% of base salary earned in fiscal year 2011, which is consistent with the committee’s overall compensation objectives.

Restricted stock awards are made under our 2003 Equity Incentive Plan and are subject to the terms thereof and our form of restricted stock award agreement.

Employment Agreements and Termination of Employment Agreements

On June 13, 2011, MakeMusic entered into an employment agreement with Karen T. van Lith upon hiring her to serve as Chief Executive Officer. Ms. van Lith’s employment agreement has an indefinite term and is effective until Ms. van Lith’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by MakeMusic with or without cause, or by Ms. van Lith. If we terminate Ms. van Lith without cause, or if she resigns for good reason (including diminution of duties, reduction of salary, failure of a successor to assume MakeMusic’s duties under the agreement or a breach of the agreement by MakeMusic) she would be entitled to receive monthly cash payments equal to her then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.

MakeMusic entered into an employment agreement with Jeffrey A. Koch on November 10, 2010, upon hiring him to serve as interim Chief Executive Officer. MakeMusic terminated the position of interim Chief Executive Officer on June 13, 2011, upon appointment Ms. van Lith to serve as Chief Executive Officer. Pursuant to Mr. Koch’s employment agreement, he became entitled upon termination of his employment to severance pay in the aggregate amount of approximately $93,865 (the remainder of base salary that would have been paid had he served as interim Chief Executive Officer through November 9, 2011), along with the pro-rated value of any incentive compensation earned through June 13, 2011. Mr. Koch’s November 2010 stock option also became fully exercisable, but expired without exercise in September 2011.

On May 8, 2009, MakeMusic entered into an employment agreement with Karen L. VanDerBosch. Ms. VanDerBosch’s employment agreement has an indefinite term and is effective until Ms. VanDerBosch’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by MakeMusic with or without cause, or by Ms. VanDerBosch. If we terminate Ms. VanDerBosch without cause, or if she resigns for good reason upon or within 12 months of a change in control, she would be entitled to receive monthly cash payments equal to her then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.

MakeMusic has not entered into an employment agreement with Chief Technology Officer, Paul D. Carlson.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during the fiscal year ended December 31, 2011; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2011 and who received total compensation in excess of $100,000 during such fiscal year. We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)		Stock Awards (2) ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compensation (1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Karen T. van Lith	2011	$159,323	$50,000	(3)	246,150	(4)	$346,429	(5)	$62,160	—	—		$864,062
Chief Executive Officer	2010	—	—		—		—		—	—	—		—

Jeffrey A. Koch(6)	2011	$110,826	—		$4,641		$5,011	(7)	$12,603	—	$135,465	(8)	$268,546
Former Interim Chief Executive Officer	2010	$31,233	—		—		$122,083	(9)	$17,007	—	$31,875	(10)	$202,198

Karen L. VanDerBosch	2011	$206,567	$20,000	(11)	$21,082		$0		$18,591	—	—		$266,240
Chief Financial Officer, Chief Operating Officer, Treasurer	2010	$191,954	—		$96,873		$186,142	(12)	$77,257	—	—		$552,226

Paul D. Carlson	2011	$63,692	$10,000	(14)	$0		$68,176	(13)	$3,432	—	—		$145,300
Chief Technology Officer	2010	—	—		—		—		—	—	—		—

(1)

The “Bonus” column is used by us to include only discretionary bonus payments apart from our non-equity incentive compensation plans. Payments under such incentive plans, including payments for achieving certain financial performance goals, are set forth in the “Non-Equity Incentive Plan Compensation” column. Payments under the Executive Plan have been made in 2012 for services and performance during 2011 and were made in 2011 for services and performance during 2010.

(2)

Represents the grant date fair value during the fiscal years ended December 31, 2011 and December 31, 2010, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, for outstanding performance-based share or unit grants (“Stock Awards” column) and option awards (“Option Awards” column) granted under the 2003 Equity Incentive Plan, as amended with shareholder approval in 2006 and 2008 (the “2003 Plan”). The assumptions used to determine the valuation of the 2011 awards are discussed in Note 5 to our consolidated financial statements for the fiscal year ended December 31, 2011. See the table entitled “Outstanding Equity Awards at 2011 Fiscal Year End” and the narrative discussion entitled “Material Terms of Option Grants” and “Material Terms of Restricted Stock Awards” for further information regarding option awards and stock awards. The assumptions used to determine the valuation of the 2010 awards are discussed in Note 5 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(3)

Represents a cash bonus awarded on March 7, 2012 in recognition of Ms. van Lith’s leadership in the Company’s acquisitions of Garritan Corporation and select assets of Recordare LLC during fiscal 2011.

(4)	Includes 50,000 shares of restricted stock issued upon Ms. van Lith being appointed Chief Executive Officer on June 13, 2011.

(5)	Includes an option to purchase 125,000 shares, issued upon Ms. van Lith being appointed Chief Executive Officer on June 13, 2011.

(6)

Mr. Koch also served as a Chairman of the Board of Directors from January 1, 2010 until he was appointed interim Chief Executive Officer on November 10, 2010, and he served as a director from November 10, 2010 through December 31, 2011. Mr. Koch resigned from his Director position effective December 31, 2011.

(7)	Includes 3,000 options issued to Mr. Koch on July 6, 2011 for his service as a director.

(8)

Includes $20,000 in Director Fees paid while Mr. Koch served as a director from June 13, 2011 to December 31, 2011, $21,600 in temporary housing and travel expenses paid while Mr. Koch was serving as interim Chief Executive Officer from January 1, 2011 to June 13, 2011, and $93,865 of separation compensation, which constitutes the salary that would have been due to Mr. Koch through the first anniversary of his becoming interim Chief Executive Officer.

(9)	Mr. Koch was issued an option to purchase 50,000 shares upon his appointment as MakeMusic’s interim Chief Executive Officer on November 10, 2010. The option expired in September 2011.

(10)

Includes $25,875 in Director Fees paid while Mr. Koch was the Chairman of the Board of Directors from January 1, 2010 to November 10, 2010 and $6,000 in temporary housing and travel expenses paid from November 10, 2010 to December 31, 2010.

(11)

Represents a cash bonus awarded on March 7, 2012 in recognition of Ms. VanDerBosch’s leadership in the Company’s acquisitions of Garritan Corporation and select assets of Recordare LLC during fiscal 2011.

(12)

Includes an option to purchase 25,000 shares, issued in recognition of Ms. VanDerBosch assuming the additional duties of Chief Operating Officer and an option to purchase 40,000 shares issued in 2010 for performance during the 2009 fiscal year.

(13)	Includes an option to purchase 25,000 shares, issued upon Mr. Carlson appointment as Chief Technology Officer on August 8, 2011.

(14)

Represents a cash bonus awarded on March 7, 2012 in recognition of Mr. Carlson’s leadership in the Company’s acquisitions of Garritan Corporation and select assets of Recordare, LLC during fiscal 2011.

Outstanding Equity Awards at 2011 Fiscal Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock that have not Vested		Market Value of Shares of Units of Stock that Have not Vested(9)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)		(#)	($)
Karen T. van Lith	18,228	106,772	(1)	—	$4.92	6/13/2018	37,500	(2)	$165,750	(3)	—	—
Jeffrey A. Koch	3,000	0		—	$5.25	7/6/2015	—		—		—	—
Karen L. VanDerBosch	30,000	0		—	$6.14	12/7/2013	1,112	(4)	$4,915	(3)	—	—
	20,000	0		—	$10.15	1/2/2015	8,006	(5)	$35,386	(3)	—	—
	11,232	3,768	(6)	—	$3.50	1/7/2016	3,240	(7)	$14,321	(3)	—	—
	19,159	20,841	(8)	—	$4.56	1/31/2017	—		—		—	—
	7,280	17,720	(9)	—	$5.00	11/29/2017	—		—		—	—
Paul D. Carlson	2,080	20,320	(10)	—	$4.93	8/8/2018	—		—		—	—

(1)	Monthly vesting 2,604 options at the end of each month through April 30, 2015, then 2,612 shares on May 31, 2015.

(2)

Ms. van Lith was awarded 50,000 shares of restricted stock upon being hired as our Chief Executive Officer on June 13, 2011. The risk of forfeiture for such shares of restricted stock lapse as to 25% of the award at the end of each of the 2011 through 2014 fiscal years if Ms. van Lith is then employed by MakeMusic.

(3)	The amounts reflect the value based on the closing price of our common stock of $4.42 on December 30, 2011, the last trading day of the fiscal year.

(4)

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

(5)

On March 15, 2010, Ms. VanDerBosch was awarded 16,012 shares of restricted stock under the Executive Plan for exceeding the target level of operating margins for the 2009 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 15, 2010, and ending on March 15, 2013, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

(6)	Monthly vesting 312 options on the last day of each month through November 30, 2013 and 336 shares on December 31, 2013.

(7)

On March 15, 2011, Ms. VanDerBosch was awarded 4,320 shares of restricted stock under the Executive Plan for exceeding the target level of operating margins for the 2010 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 15, 2011, and ending on March 15, 2014, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

(8)	Monthly vesting 833 options on the last day of each month through December 31, 2013 and 849 shares on January 31, 2014.

(9)	Monthly vesting 520 options on the last day of each month through September 30, 2014 and 560 options on October 31, 2014.

(10)	Monthly vesting 520 options on the last day of each month through June 30, 2015 and 560 options on July 31, 2015.

Director Compensation

In 2011, each director was compensated in accordance with the MakeMusic, Inc. Board Compensation Plan adopted on February 15, 2007, as amended on each of January 31, 2008, January 28, 2009, and January 1, 2011 (the “Board Compensation Plan”). Each non-employee director received a cash fee equal to $40,000 per calendar year for serving on the Board of Directors and an additional $10,000 fee if such director served as a chairperson for the Board of Directors or one of its committees.

Each eligible director also received an annual non-qualified stock option grant to purchase 6,000 shares of MakeMusic’s common stock (or a pro-rated amount based on the dates the person was an eligible director), with an exercise price equal to the fair market value of common stock on the date of the grant. An eligible director is defined as a non-employee member of the Board who is not otherwise compensated by MakeMusic. The options were issued under the 2003 Equity Incentive Plan, have a four-year term and vested ratably over twelve months. In the event a director’s service terminated for any reason or if the director was no longer an eligible director, vesting of the option would have ceased with the director having the right to exercise any vested shares through the remaining term of the option.

In accordance with the Board Compensation Plan, on January 3, 2011, the Board granted each of Trevor D’Souza, Keith Fenhaus, Robert Morrison, Graham Richmond and Michael Skinner, who were MakeMusic’s eligible directors at that time, a four-year non-qualified option to purchase 6,000 shares at $5.10 per share, which option vested monthly between the date of grant and December 31, 2011. On July 6, 2011, the Board granted Jeffrey A. Koch, upon Mr. Koch becoming an eligible director, a four-year non-qualified option to purchase 3,000 shares at $5.00 per share which vested monthly between the date of grant and December 31, 2011.

Director Compensation Table

The following table sets forth certain information regarding compensation paid to and earned by the non-employee directors who served on MakeMusic’s Board of Directors during the 2011 fiscal year.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Morrison	$50,000	—	$12,344		—	—	—	$62,344

Trevor A. D’Souza	$40,000	—	$18,855	(3)	—	—	—	$58,855

Keith Fenhaus	$50,000	—	$12,344		—	—	—	$62,344

Graham Richmond	$50,000	—	$12,344		—	—	—	$62,344

Michael Skinner	$50,000	—	$12,344		—	—	—	$62,344

(1)

All directors received the amount of cash compensation to which they were entitled under the Board Compensation Plan, as described in the paragraphs directly preceding this Director Compensation Table in the section entitled “Director Compensation.”

(2)

Represents the grant date fair value of options awarded during the fiscal year ended December 31, 2011, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The assumptions used to determine the valuation of the awards are discussed in Note 5 to our consolidated financial statements. At fiscal year end the aggregate number of option awards outstanding for each non-employee director then serving as a director was as follows: Trevor D’Souza, 9,333; Keith Fenhaus, 18,000; Robert Morrison, 18,000; Graham Richmond, 14,000; and Michael Skinner, 14,000.

(3)	Includes an option to purchase 3,333 shares that was granted to Mr. D’Souza on January 11, 2011, following a revision of the 2009 Board Compensation Plan, for service provided during 2010. Prior to the revision to the 2009 Board Compensation Plan, Mr. D’Souza was not eligible for an option award because he served as a representative of LaunchEquity Partners, LLC .

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table provides information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 13, 2012. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
LaunchEquity Partners, LLC – Designated Series Education Partners 4230 N Oakland Ave #317 Shorewood, WI 53211-2042	1,362,829	(1)	27.6%

Bandera Master Fund L.P. 50 Broad Street Suite 1820 New York, NY 10004	520,132	(2)	10.5%

(1)

Represents shares held by LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners, a designated series of a Delaware series limited liability company (“LEAP”), as set forth in the most recent Schedule 13D/A filed by LaunchEquity Partners, LLC with the Securities and Exchange Commission on August 24, 2011. LEAP is solely managed by LaunchEquity Partners, LLC, an Arizona limited liability company, which is solely managed by Andrew C. Stephens. LaunchEquity Partners, LLC and Mr. Stephens, as manager, have voting and dispositive power over all the shares held by LEAP.

(2)

The total includes 515,132 shares held by Bandera Master Fund L.P. (“Bandera Master Fund”), a Cayman Islands exempted limited partnership, as set forth in the Form 4 filed with the SEC on February 21, 2012 by Bandera Partners LLC, a Delaware limited liability company (“Bandera Partners”). The Form 13G/A filed by Bandera Partners with the SEC on February 14, 2012 indicates that Bandera Partners is the investment manager of Bandera Master Fund and that Bandera Partners is managed by Gregory Bylinsky, Jefferson Gramm, and Andrew Shipiz. Bandera Partners LLC and Mr. Bylinsky, Mr. Graham, and Mr. Shipiz, as managers, have voting and dispositive power over all the shares held by Bandera Master Fund. The total also includes 5,000 shares held by Mr. Gramm, with respect to which shares Mr. Gramm has sole voting and dispositive power, as set forth in the Schedule 13G/A filed with the Securities and Exchange Commission by Bandera Partners on February 14, 2012.

MANAGEMENT SHAREHOLDINGS

The following table sets forth the number of shares of Common Stock beneficially owned as of March 13, 2012, by each of our Named Executive Officers, by each director and by all directors and executive officers as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned		Percent of Class(1)
Karen T. van Lith	83,644	(2)	1.7%
Jeffrey A. Koch	68,870	(3)	1.4%
Trevor A. D’Souza	12,333	(4)	*
Keith A. Fenhaus	51,500	(5)	1.0%
Robert B. Morrison	20,111	(6)	*
Graham Richmond	16,000	(7)	*
Michael R. Skinner	16,000	(7)	*
Karen L. VanDerBosch	119,111	(8)	2.4%
Paul D. Carlson	4,680	(9)	*
All current executive officers and directors as a group (8 persons)	323,379	(10)	6.6%

*Less than 1%

(1)

Based on 4,934,020 shares of Common Stock issued and outstanding as of March 13, 2012. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 13, 2012, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)	Includes 55,000 shares that are owned outright and 28,644 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(3)

Includes 64,919 shares held by The Koch Family Trust (the “Trust”), 951 shares held by Mr. Koch directly, and 3,000 options that are exercisable as of March 13, 2012 or within 60 days of such date. Mr. Koch is trustee of the Trust and thus has voting and dispositive power over all the shares held by the Trust. Mr. Koch disclaims beneficial ownership of the shares in the Trust except to the extent of his pecuniary interest therein.

(4)	Includes 1,000 shares that are owned outright and 11,333 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(5)	Includes 35,500 shares that are owned outright and 16,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(6)	Includes 4,111 shares that are owned outright and 16,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(7)	Includes 4,000 shares that are owned outright and 12,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(8)	Induces 24,780 shares owned outright and 94,331 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(9)	Includes 4,680 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2012 or within 60 days of such date.

(10)

Includes 194,988 shares that may be purchased by all officers and directors as a group upon exercise of options exercisable as of March 13, 2012 or within 60 days of such date , but does not include shares beneficially owned by Mr. Koch, who was not an executive officer or director on March 13, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	522,971	$5.36	230,951
Total	522,971	$5.36	230,951

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no related party transactions in our 2011 or 2010 fiscal years.

Director Independence

The Board has determined that currently and at all times during the year ended December 31, 2011, a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, and the Board’s determination is based on its belief that none of the independent directors have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The current independent directors are Trevor D’Souza, Keith Fenhaus, Robert Morrison, Graham Richmond, and Michael Skinner. In determining the independence of Mr. Morrison, the Board has considered the paid consulting services that an entity affiliated with Mr. Morrison may provide from time to time. In determining the independence of Mr. D’Souza, the Board has considered the LaunchEquity Agreement; a related arrangement required by LaunchEquity between it and its nominees, including Mr. D’Souza, pursuant to which LaunchEquity can submit the nominee’s resignation from the Board; the share ownership of LaunchEquity; and the lack of any other relationship between Mr. D’Souza and LaunchEquity.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the approximate fees billed by our principal accountant in fiscal years 2011 and 2010:

	McGladrey & Pullen, LLP
	2011	2010
Audit Fees	$165,000	$156,000
Audit-Related Fees	35,000	—
Tax Fees	1,900	85,000
All Other Fees	—	—

	$201,900	$241,000

Audit Fees are paid to McGladrey & Pullen, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q and attendance at Audit Committee meetings and review of documents filed with the SEC.

Tax Fees paid to RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) include fees for services provided in connection with preparation of federal and state tax returns, and tax consulting projects. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey, Inc.

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

Pursuant to its pre-approval policy, the Audit Committee has pre-approved certain non-audit services, including certain tax services. All of the non-audit services rendered by McGladrey & Pullen, LLP during 2011 were pre-approved in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of McGladrey & Pullen LLP on Financial Statements as of and for the periods ended December 31, 2011 and December 31, 2010

Balance Sheets as of December 31, 2011 and 2010

Statements of Income for the years ended December 31, 2011 and 2010

Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

MakeMusic, Inc.

Dated: March 13, 2012	By:	/s/ Karen T. van Lith
Karen T. van Lith, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Karen T. van Lith and Karen L. VanDerBosch as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Karen T. van Lith Karen T. van Lith, Chief Executive Officer and Director (principal executive officer)	March 13, 2012

/s/ Karen L. VanDerBosch Karen L. VanDerBosch, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 13, 2012

/s/ Robert Morrison Robert Morrison, Chairman of the Board, Director	March 13, 2012

/s/ Trevor A. D’Souza Trevor A. D’Souza, Director	March 13, 2012

/s/ Keith A. Fenhaus Keith A. Fenhaus, Director	March 13, 2012

/s/ Graham Richmond Graham Richmond, Director	March 13, 2012

/s/ Michael R. Skinner Michael R. Skinner, Director	March 13, 2012

MAKEMUSIC, INC.

EXHIBIT INDEX FOR

FORM 10-K FOR 2011 FISCAL YEAR

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of December 19, 2011, by and among the Registrant, Garritan Corporation, and the shareholders of Garritan Corporation – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated December 19, 2011.

3.1	Restated Articles of Incorporation as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006.

3.2	Bylaws as amended - incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 28, 2011.

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on February 21, 2012 – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated February 21, 2012.

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2007.

4.2	Tax Asset Protection Plan dated February 21, 2012 (the “Plan”), by and between the Registrant and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated February 21, 2012.

4.3	Form of Rights Certificate (incorporated by reference to Exhibit B to the Plan).

10.1*	MakeMusic 2003 Equity Incentive Plan, as amended through November 24, 2008 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.2*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

10.3*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2007.

10.4*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2007.

10.5*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.6*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan, as amended March 15, 2010 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

10.7*	Form of Restricted Stock Unit Agreement under the MakeMusic 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.8*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008, January 28, 2009, and January 1, 2011 - incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2010.

Exhibit Number	Description
10.9*	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.

10.10*	Executive Incentive Compensation Plan – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.

10.11	Agreement dated March 2, 2010 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners – incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed March 3, 2010.

10.12*	Employment Agreement between the Registrant and Jeffrey Koch dated November 10, 2010 – incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.13*	Separation Agreement and Release between the Registrant and Ron Raup dated November 15, 2010 – incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.14*	Amendment No. 1 to Executive Incentive Compensation Plan – filed herewith.

10.15*	Form of Restricted Stock Agreement under the MakeMusic, Inc. 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

10.16*	Employment Agreement by and between the Registrant and Karen T. van Lith dated June 13, 2011 — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 13, 2011.

10.17*	Separation Agreement between the Registrant and Jeffrey Koch dated July 8, 2011 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

10.18	Amended and Restated Agreement dated August 23, 2011 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC Designated Series Education Partners – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 23, 2011.

10.19	Lease Agreement dated March 1, 2005 by and between the Registrant and First Industrial, L.P. — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2005.

10.20	First Amendment to Lease Agreement dated March 7, 2011 by and between the Registrant and Eden Prairie Associates LLC – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 7, 2011.

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) balance sheets, (ii) statements of income, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.