Form 10-Q
period 2012-03-31
MAKEMUSIC, INC.
filed 2012-05-11
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2012 there were 4,859,644 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MakeMusic, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,735	$9,296
Accounts receivable (net of allowance of $7 and $9 in 2012 and 2011, respectively)	1,289	1,539
Inventories	287	291
Deferred income taxes, net	2,765	2,338
Prepaid expenses and other current assets	416	362

Total current assets	12,492	13,826
Property and equipment, net	485	441
Capitalized software products, net	3,250	3,113
Finite life intangible assets	959	1,020
Goodwill	4,483	4,483
Long term deferred income taxes, net	57	57

Total assets	$21,726	$22,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$3	$4
Accounts payable	569	585
Accrued compensation	691	676
Other accrued expenses	488	508
Post contract support	125	125
Reserve for product returns	255	214
Current portion of deferred revenue	3,715	4,208

Total current liabilities	5,846	6,320
Deferred revenue, net of current portion	115	123
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 4,937,119 and 4,934,020 in 2012 and 2011, respectively	49	49
Additional paid-in capital	67,038	66,930
Accumulated deficit	(51,322)	(50,482)

Total shareholders’ equity	15,765	16,497

Total liabilities and shareholders’ equity	$21,726	$22,940

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	3 Months
	Ended March 31,
	2012	2011
Notation revenue	$2,271	$2,334
SmartMusic revenue	1,930	1,660

NET REVENUE	4,201	3,994
COST OF REVENUES	671	594

GROSS PROFIT	3,530	3,400
OPERATING EXPENSES:
Development expenses	1,656	1,215
Selling and marketing expenses	1,683	1,233
General and administrative expenses	1,483	1,108
Patent litigation expense	—	225

Total operating expenses	4,822	3,781

LOSS FROM OPERATIONS	(1,292)	(381)
Interest, net	25	27

Net loss before income tax	(1,267)	(354)
Income tax benefit	(427)	(174)

Net loss	($840)	($180)

Loss per common share:
Basic and diluted	($0.17)	($0.04)
Weighted average common shares outstanding:
Basic and diluted	4,934,599	4,885,616

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	3 Months
	Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	($840)	($180)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	357	277
Deferred income taxes, net	(427)	(174)
Share based compensation	102	70
Net changes in operating assets and liabilities:
Accounts receivable	250	(102)
Inventories	4	37
Prepaid expenses and other current assets	(54)	(175)
Accounts payable	(16)	(109)
Accrued expenses and product returns	42	(205)
Deferred revenue	(501)	(382)

Net cash used by operating activities	(1,083)	(943)

Cash flows from investing activities
Purchases of property and equipment	(103)	(44)
Capitalized development and other intangibles	(374)	(142)

Net cash used in investing activities	(477)	(186)

Cash flows from financing activities
Payments on redemption of stock options	—	(18)
Repurchase of common stock	—	(291)
Payments on capital leases	(1)	(15)

Net cash used in financing activities	(1)	(324)

Net decrease in cash and cash equivalents	(1,561)	(1,453)
Cash and cash equivalents, beginning of period	9,296	11,532

Cash and cash equivalents, end of period	$7,735	$10,079

Supplemental disclosure of cash flow information
Interest paid	$—	$1
Income taxes paid	70	116

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements and we do not expect it to have a material impact on our annual goodwill impairment assessment in the fourth quarter.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three-month periods ended March 31, 2012 and 2011 because the effect is anti-dilutive.

Note 3	Income Taxes. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

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

As of March 31, 2012, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of March 31, 2012 are 2007-2011.

As of December 31, 2011, we had U.S. net operating loss carry-forwards of approximately $13,915,000, federal alternative minimum tax credit carry-forwards of $111,000, Minnesota net operating loss carry-forwards of $4,203,000, and federal research and development tax credits of $1,318,000 and Minnesota research and development tax credits of $471,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. In 2009 we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets based on our operating results and an assessment of our future results of operations. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of March 31, 2012 and December 31, 2011, we continue to maintain a valuation allowance of $5,690,000. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of up to $3,166,000 would have to be established for uncertain tax positions.

We recorded a benefit for income taxes of $427,000 for the three months ended March 31, 2012 and a benefit for income taxes of $174,000 for the three months ended March 31, 2011. The benefit is based on the current period’s loss and the estimated annual effective tax rate, which was approximately 34% and 49% for the three month periods ended March 31, 2012 and 2011, respectively. The decrease in the current year’s estimated effective tax rate is the result of estimating similar types of permanent differences over a substantially higher expected pre-tax book loss in 2012 compared to 2011.

The future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. An updated Section 382 analysis was recently completed in February 2012. The results of that analysis indicate that no further “ownership changes” under Section 382 have occurred. Therefore, the limitation caused by the January 2007 ownership change continues to apply. Accordingly, our ability to use NOLs in the future may be limited.

On February 21, 2012, our Board of Directors adopted a Tax Asset Protection Plan (the “Plan”) intended to protect our tax assets. The Plan is designed to reduce the likelihood that we experience an additional ownership change by discouraging any person or group from becoming a 5-percent shareholder and dissuading existing 5-percent or greater shareholders from acquiring additional shares of MakeMusic’s common stock. The Plan will expire and terminate on the earliest of February 20, 2015 or, if applicable, the date on which our Board of Directors determines that the Plan is no longer necessary for the preservation of our tax benefits. For more information regarding the Plan, please refer to our Current Report on Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

Note 4	Stock-Based Compensation. The MakeMusic, Inc. 2003 Equity Incentive Plan (the “2003 Plan”), as amended, reserves a total of 1,500,000 shares of our common stock for issuance under stock options, restricted stock, performance awards and stock appreciation rights. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which recommends to the Board persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 5 of our financial statements on Form 10-K for the fiscal year ended December 31, 2011 for additional information related to our stock-based compensation plans.

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended March 31, 2012 and 2011, we recognized $102,000 and $70,000, respectively, of expense related to stock based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	March 31,	March 31,
	2012	2011
Black-Scholes Model:
Risk-free interest rate	0.67%	0.80%
Expected life, in years	3.9	2.6
Expected volatility	61.46%	73.76%
Dividend yield	0.00%	0.00%

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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the three months ended March 31, 2012:

	Shares Reserved for Future Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2011	230,957	145,430	522,971	$5.36
Authorized	—	—	—
Granted	(103,099)	3,099	100,000	$4.25
Expired	22,664	—	(22,664)	$8.50
Cancelled	3,200	—	(3,200)	$5.80
Exercised	—	—	—	—

At March 31, 2012	153,722	148,529	597,107	$5.06	4.9 Years

Outstanding Exercisable at March 31, 2012			275,890	$5.52	3.5 Years

At March 31, 2012 the aggregate intrinsic value of options outstanding was $48,000, and the aggregate intrinsic value of options exercisable was $32,000.

At March 31, 2012 there was $526,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2012 there was $198,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.

Note 5	Segment Reporting.

                MakeMusic reports results of operations by two unique reportable segments, Notation and SmartMusic.

The Notation segment includes the design, development and sales and marketing of music notation software in the Finale family of music notation software products, MusicXML and Dolet software and Garritan sound libraries.

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

      The following table presents results of operations by reportable segment:

	For the 3 Months Ended March 31, 2012				For the 3 Months Ended March 31, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,271	$1,930	$—	$4,201	$2,334	$1,660	$—	$3,994
COST OF REVENUES	193	478	—	671	148	446	—	594

GROSS PROFIT	2,078	1,452	—	3,530	2,186	1,214	—	3,400
Percentage of Net Revenue	92%	75%	0%	84%	94%	73%	0%	85%
OPERATING EXPENSES:
Development expenses	804	548	304	1,656	517	426	272	1,215
Selling and marketing expenses	619	738	326	1,683	386	614	233	1,233
General and administrative expenses	15	15	1,453	1,483	19	19	1,070	1,108
Patent litigation expense	—	—	—	—	—	—	225	225

Total Operating Expenses	1,438	1,301	2,083	4,822	922	1,059	1,800	3,781

Income/(Loss) from Operations	640	151	(2,083)	(1,292)	1,264	155	(1,800)	(381)
Other Income	—	—	452	452	—	—	201	201

NET INCOME/(LOSS)	$640	$151	($1,631)	($840)	$1,264	$155	($1,599)	($180)

Note 6	Goodwill.

Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist.

Note 7	Business Acquisitions.

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

The fair value of assets acquired and liabilities assumed from Garritan and Recordare include the following:

(In thousands)
Cash	$31
Accounts Receivable	46
Capitalized software products	990
Finite life intangible assets	1,020
Goodwill	853
Deferred tax liability	(440)

$2,500

The Garritan operations results are included in the consolidated financial statements since the date of acquisition on December 30, 2011. The table below reflects our pro forma combined results of operations for the quarter ended March 31, 2011 as if the acquisition had taken place on January 1, 2011.

Pro Forma For the year ending March 31, 2011
Net Revenue	$4,176
Net Loss	$(167)
Basic Loss per Common Share	$(0.03)

Combined results for the Company and Garritan for the quarter ended March 31, 2011 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	Elimination of $4,000 in sales of product by Garritan Corporation to MakeMusic, Inc. and the corresponding cost of revenues that would be eliminated in consolidation.

•	Adjustment of $10,000 for amortization based on the fair value of assets acquired and estimated useful lives.

•	Additional compensation expense of $22,000.

•	A reduction of $2,000 to eliminate depreciation expense for property and equipment not acquired in the transaction.

•	A reduction in interest income of $3,000 associated with the reduction of the Company’s cash used in funding the acquisition.

•	Tax expense of $8,000 using an effective tax rate of 37%.

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the first quarter of 2011. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived. Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist.

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

In the fourth quarter of 2011, we announced the acquisition of select assets of Recordare, LLC and the acquisition of Garritan Corporation. We believe these acquisitions provide new products, technology, brands and employees that are complementary to MakeMusic and provide growth and technology opportunities for the future.

Our first quarter of 2012 resulted in a growth in sales for MakeMusic. Overall, net revenue increased 5% compared to the first quarter of 2011. SmartMusic revenue grew 16% due to our year over year subscription growth from 164,836 to 183,331. Notation revenue decreased 3% due to reductions in our sales to distribution partners. We attribute these decreases primarily to the timing of our transition to a new distributor in Japan and lower sales to our distributor in Germany. In addition, sales of Finale NotePad were lower compared to the first quarter of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. The decreases in revenue were partially offset by the added sales of Garritan sound libraries resulting from the acquisition of Garritan Corporation. Gross margin percentages were comparable at 84% in 2012 and 85% in 2011.

Operating expenses increased in the first quarter of 2012, due to increased selling and marketing expenses as a result of the planned expansion of our direct sales force and company-wide strategic sales and marketing initiatives. General and administrative expenses increased primarily due to increased legal and consulting fees relating to the Tax Asset Protection Plan effective February 21, 2012 and increased accounting fees for reporting requirements relating to the December 30, 2011 acquisition and dissolution of Garritan Corporation. Development expenses were greater in the first quarter of 2012 primarily due to personnel costs resulting from the Chief Technology Officer position, which was open in the first of quarter of 2011, and added personnel and development costs to support technology initiatives and the addition of the Garritan sound libraries and MusicXML technologies. In the first quarter of 2011, we incurred expenses of $225,000 relating to a patent infringement settlement. There were no comparable expenses in the first quarter of 2012.

Our net loss before taxes in the first quarter of 2012 was $1,267,000 compared to $354,000 in 2011. The tax benefit in the first quarter of 2012 was $427,000 compared to $174,000 in the first quarter of 2011. As a result of the factors mentioned, we reported net loss of $840,000 in the first quarter of 2012 compared to net loss of $180,000 in the first quarter of 2011.

We believe there is growth potential with SmartMusic software, an interactive music teaching, practicing and learning solution for band, orchestra and vocal programs. SmartMusic is subscription-based software for use in the classroom and in the student’s home. SmartMusic enhances and transforms the hours spent practicing by putting students inside a professional band or orchestra, so that they can hear how the music is supposed to be performed and how their part fits in. This makes practicing much more engaging, causing students to practice longer and more often. SmartMusic also offers a rich variety of effective practice tools that make practice time more efficient and productive. The combination of making practice time more engaging and productive leads to rapid student skill-development, increased student confidence, higher student retention, and stronger music programs.

Teachers use the SmartMusic Gradebook™ capability of the educator’s subscription to issue assignments to students, receive completed assignments from students, assess student achievement, and manage student records. Music teachers are challenged to reach all of their students in the way they passionately desire. The SmartMusic technology allows teachers to be more efficient and effective, allowing them to affect more of their students in ways they never imagined. SmartMusic also addresses the increasing desire and need of administrators to document the assessment of student’s achievement. Assessment standards have become topics of intense interest at the level of state education administrators and MakeMusic is becoming recognized as providing the technology that allows them to accomplish their goals. Students also find that SmartMusic is a more satisfying and helpful way to practice and learn to sing or play a musical instrument. SmartMusic allows practice to be more engaging and rewarding, which results in the acceleration of students’ growth and achievement.

SmartMusic 2012 introduced new vocal and site-reading technology and included site-singing exercises which can be assessed for both pitch and rhythm. Choral directors and general music teachers now have access to the same award-winning interactive technology that has been available to band and orchestra directors.

In July of 2011, we released a mobile application called SmartMusic InboxTM. SmartMusic Inbox is a free application for both Android and iOS platforms for mobile use by SmartMusic teachers that enables them to listen and grade assignments with ease and mobility.

We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 183,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic. The following table illustrates our quarterly SmartMusic metrics:

	Mar-11	Jun-11	Sep-11	Dec-11	Mar-12
Total Subscriptions	164,836	173,295	176,352	178,609	183,331
Subscriptions purchased during quarter	25,246	24,487	74,550	51,003	24,738
Educator Accounts	9,727	9,633	9,744	10,544	11,326

Our educational sales organization focuses on direct school district sales, aiming at the 17,000 schools who match our ideal demographic profile. We increased the size of our educational sales force from 7 to 13 in 2011 to strengthen our strategic sales initiatives. During the first quarter of 2012, we hired a sales executive to lead our sales and business development initiatives.

The following table illustrates the total net new SmartMusic educator subscriptions for each quarter during the year ended December 31, 2011 and the quarter ended March 31, 2012:

Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405
12/31/2011	13,297	894	2,616	79%	3,327	13,480	183
3/31/2012	13,480	878	2,067	76%	2,726	13,699	219

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two-month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic educator subscriptions. In the first quarter of 2012, the educator renewal rate was generally comparable with prior quarters. The educator renewal rate for the first quarter of 2012 was 76% compared to 79% in the fourth quarter of 2011. The educator renewal rate in the first quarter of 2012 decreased slightly compared to the first quarter of 2011 rate of 77%.

In 2012, we are focused on four strategic initiatives that include enhancing our technology architecture, extending our core product value into new product innovations and platforms, developing new and leveraging existing distribution channels and strengthening our marketing strategy focusing on our brand promise.

We have achieved positive cash flow from operations for the last seven years, including the most recent year ended December 31, 2011. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our Finale release cycle. Due to current economic conditions, concerns over school budgets and our planned strategic investments, we are cautious regarding our future financial projections. We expect increased revenues and, in particular, growth in SmartMusic subscriptions and sound library sales from the acquisition of Garritan Corporation. However, we are making investments in our operations and technology which we expect will result in reduction in cash balances during 2012.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations

Comparison of the three-month period ended March 31, 2012 to the three-month period ended March 31, 2011

Net Revenue ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr (Decr)%
Notation	$2,271	$2,334	($63)	-3%
SmartMusic	1,930	1,660	270	16%

Total	$4,201	$3,994	$207	5%

Net revenue for the three months ended March 31, 2012 increased compared to net revenue for the three months ended March 31, 2011.

Notation revenue decreased by $63,000 to $2,271,000 when comparing the three-month periods ended March 31, 2012 and 2011. Decreases during the quarter were due to reductions in our channel sales with the largest decline by our distributor in Japan. Additionally, sales of Finale NotePad were lower compared to the first quarter of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. The decreases in revenue were offset by $212,000 of added sales of Garritan sound libraries due to the acquisition of Garritan Corporation.

SmartMusic revenue for the quarter ended March 31, 2012, was $1,930,000, an increase of $270,000, or 16%, over the quarter ended March 31, 2011. The increase in revenue is due to the growth of total SmartMusic subscriptions and an increase in accessory revenue. SmartMusic subscriptions have increased due in part to our direct sales force which focuses on district level sales. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended March 31, 2012 was $1,707,000, an increase of $277,000, or 19%, over the three-month period ended March 31, 2011. This increase was due to the increase in the total number of subscriptions. Total unearned SmartMusic subscription revenue (deferred revenue) was $3,791,000 as of March 31, 2012, an increase of $535,000, or 16%, over the balance at March 31, 2011 and a decrease of $494,000, or 12%, compared to the balance of $4,285,000 at December 31, 2011. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.

SmartMusic has shown sustained growth since its launch. More than 11,326 educators have purchased SmartMusic, an increase of 16% over the 9,727 educators that had purchased it as of March 31, 2011. Total SmartMusic subscriptions as of March 31, 2012 number 183,331, representing a net gain of 18,495, or 11%, over the March 31, 2011 subscription count of 164,836.

Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended March 31, 2012 was $173,000, which was an increase of $16,000, or 10%, from the revenue of $157,000 for SmartMusic accessories in the quarter ended March 31, 2011. This increase is primarily due to an increase in the number of net new subscriptions added during the quarter ended March 31, 2012 as compared to the number of net new subscriptions added during the same period of the prior year.

Gross Profit ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr (Decr)%
Notation	$2,078	$2,186	($108)	-5%
SmartMusic	1,452	1,214	238	20%

Total	$3,530	$3,400	$130	4%

Gross profit in the quarter ended March 31, 2012 increased by $130,000, to $3,530,000, compared to the quarter ended March 31, 2011. Gross profit for notation decreased for the three months ended March 31, 2012 due to the decrease in notation revenue. The increase in SmartMusic gross profit for the three months ended March 31, 2012 is a result of the increase in SmartMusic revenue and slightly improved accessory margins.

Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire, software development costs related to the Garritan sound libraries and SmartMusic Gradebook, shipping, and credit card fees. Capitalized SmartMusic repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 11% in the first quarter of 2012 and 12% in the first quarter of 2011. Gross margin as a percentage of sales was 84% for the three months ended March 31, 2012 and 85% for the three months ended March 31, 2011.

Development expense ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr	%
Notation	$804	$517	$287	56%
SmartMusic	548	426	122	29%
Other	304	272	32	12%

Total	$1,656	$1,215	$441	36%

Development expenses increased 36% to $1,656,000, from $1,215,000, when comparing the three months ended March 31, 2012 and 2011. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, Garritan sound libraries, MusicXML, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Notation development expenses increased due to personnel costs relating to the Chief Technology Officer position, which was open in the first quarter of 2011, and added personnel and contractor costs to support technology initiatives and the Garritan sound libraries and MusicXML technologies. SmartMusic development expenses increased primarily due to personnel costs relating to the Chief Technology Officer position. During the quarter ended March 31, 2012, 144 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 76 new titles in the quarter ended March 31, 2011. A total of 3,031 large ensemble titles are available in SmartMusic as of March 31, 2012.

Selling and marketing expense ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr	%
Notation	$619	$386	$233	60%
SmartMusic	738	614	124	20%
Other	326	233	93	40%

Total	$1,683	$1,233	$450	36%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities and payroll. Sales and marketing expenses increased 36% to $1,683,000 in the quarter ended March 31, 2012 compared to $1,233,000 for the quarter ended March 31, 2011. Notation selling and marketing expenses increased primarily due to company-wide strategic marketing initiatives. SmartMusic selling and marketing expenses increased due to increased personnel relating to our direct sales organization and strategic sales and marketing initiatives for SmartMusic. Other selling expenses increased primarily due to website, branding and social media investments.

General and administrative expense ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr (Decr)%
Notation	$15	$19	($4)	-21%
SmartMusic	15	19	(4)	-21%
Other	1,453	1,070	383	36%

Total	$1,483	$1,108	$375	34%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 34% to $1,483,000 during the first quarter of 2012 compared to $1,108,000 for the same period of 2011. Other general and administrative costs increased primarily due to legal and consulting fees relating to the Tax Asset Protection Plan that was effective February 21, 2012 and accounting fees for reporting requirements relating to the December 30, 2011 acquisition and dissolution of Garritan Corporation.

Patent litigation accrual

Patent litigation costs of $225,000 were accrued and included in operating expenses during the quarter ended March 31, 2011. There were no comparable expenses in the first quarter of 2012.

Income from operations ($ in thousands)
	3 Months Ended March 31,
	2012	2011	Incr (Decr)%
Notation	$640	$1,264	($624)	-49%
SmartMusic	151	155	(4)	-3%
Other	(2,083)	(1,800)	(283)	16%

Total	($1,292)	($381)	($911)	239%

Net loss from operations was $1,292,000 for the three months ended March 31, 2012 compared to $381,000 in the three months ended March 31, 2011.

The notation segment results for the first quarter of 2012 reflect a decrease in income from operations due to lower net revenue and increased development and selling and marketing expenses. Overall, SmartMusic income from operations was comparable. SmartMusic revenue increases due to the increased number of subscriptions were offset by the increased development and selling and marketing expenses. The increase in the other loss is due to increased legal and consulting fees relating to the Tax Asset Protection Plan effective February 21, 2012 and accounting fees for reporting requirements relating to the December 30, 2011 acquisition and dissolution of Garritan Corporation.

Net Loss

Net loss in the first quarter of 2012 was $840,000, or $0.17 per basic and diluted share, compared to net loss of $180,000, or $0.04 per basic and diluted share, in the first quarter of 2011. The increase in net loss in the first quarter of 2012 is primarily due to increased operating expenses as explained above. The tax benefit in the first quarter of 2012 was $427,000, compared to a tax benefit of $174,000 in the first quarter of 2011. The increased tax benefit is attributed to the greater loss from operations.

Liquidity and capital resources

Net cash used by operating activities was $1,083,000 for the quarter ended March 31, 2012, compared to $943,000 of cash used by operating activities in the quarter ended March 31, 2011. The increase in cash used in the first quarter of 2012 compared to the same period in 2011 is primarily due to the greater net loss reported in the first quarter of 2012 partially offset by reduced accounts receivable.

Net cash used in investing activities was $477,000 for the quarter ended March 31, 2012, compared to $186,000 cash used in investing activities for the comparable quarter of 2011. The increase is primarily due to an increase in capitalization of software development, primarily relating to our technology architecture modernization, repertoire development and Garritan sound libraries. Our spending on repertoire development increased due to the overall number of titles being developed.

Net cash used by financing activities was $1,000 in the first quarter of 2012 compared to $324,000 in the first quarter of 2011. During the first quarter of 2011, $291,000 was used to repurchase company shares under the Stock Repurchase Program. The Stock Repurchase Program was discontinued effective May 6, 2011. Therefore, no cash was used to repurchase shares during the first quarter of 2012.

Cash and cash equivalents as of March 31, 2012 was $7,735,000 compared to $10,079,000 as of March 31, 2011. The decrease in cash is due to the purchases of Garritan Corporation and the select assets of Recordare, LLC in the fourth quarter of 2011 for which net cash of $2,344,000 was used. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the historical upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles. We are not anticipating a product release during 2012 as we focus on upgrading the underlying technology and further product enhancements for future releases.

We are investing in our technology, development and sales and marketing initiatives, and while we expect an increase in our revenues and, in particular, continued growth in SmartMusic subscriptions, plus sales of Garritan sound libraries, we expect an overall reduction in our cash balances over the next twelve months.

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

Forward Looking and Cautionary Statements

The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines, future operating results, cash flows from operations and revenue growth from new SmartMusic subscriptions; our expectations with regard to the growth potential of SmartMusic and the growth opportunities created by our recent acquisitions; our expectations, including release dates, regarding our future product offerings; our intent to expand our notation platform; our expectations regarding our target business model, future subscription growth for SmartMusic and our ability to leverage the SmartMusic platform; our plans relating to marketing and sales efforts, including staff increases; our plans regarding strategic initiatives, including enhancement of our technology architecture, product innovation and extension to new platforms, development and leveraging of existing distribution channels, and strengthening of our marketing strategy; and our beliefs relating to adequacy of capital resources. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; our ability to leverage our recent acquisitions; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; our ability to execute strategic development plans with regard to technology and product improvements and the strengthening of marketing and distribution; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in the software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students); and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

There were no stock repurchases in the quarter ended March  31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 23, 2012, the Compensation Committee approved 2012 base salaries of $296,640 for Karen T. van Lith, our Chief Executive Officer, $212,764 for Karen L. VanDerBosch, our Chief Financial Officer/Chief Operating Officer, and $170,000 for Paul D. Carlson, our Chief Technology Officer.

On March 7, 2012, the Compensation Committee awarded Ms. van Lith, Ms. VanDerBosch, and Mr. Carlson discretionary cash bonuses of $50,000, $20,000, and $10,000, respectively, in each case for such officer’s leadership in successfully completing the Company’s acquisitions of Garritan Corporation and select assets of Recordare LLC during fiscal 2011.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	MAKEMUSIC, INC.

	By:	/s/ Karen T. van Lith
Karen T. van Lith, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen L.VanDerBosch
Karen L.VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX

Form 10-Q

Three months ended March 31, 2012

Exhibit No.	Description

3.1	Certificate of Designation of the Series A Junior Participating Preferred Stock of MakeMusic, Inc., as filed with the Secretary of State of Minnesota on February 21, 2012 – incorporated by reference to exhibit 3.1 to the Registrant’s Form 8-K filed on February 22, 2012.

4.1	Tax Asset Protection Plan dated as of February 21, 2012 (the “Plan”), by and between MakeMusic, Inc. and Wells Fargo Bank, N.A. – incorporated by reference to exhibit 4.1 to the Registrant’s Form 8-K filed on February 22, 2012.

4.2	Form of Rights Certificate (incorporated by reference to Exhibit B to the Plan) – incorporated by reference to exhibit 4.2 to the Registrant’s Form 8-K filed on February 22, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) condensed balance sheets, (ii) condensed statement of operations, (iii) condensed statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Filed herewith.
**	Furnished herewith.