Form 10-Q
period 2012-06-30
MAKEMUSIC, INC.
filed 2012-08-10
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the transition period from         to

1-35438

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2012 there were 4,898,707 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MakeMusic, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,922	$9,296
Accounts receivable (net of allowance of $3 and $9 in 2012 and 2011, respectively)	1,312	1,539
Inventories	261	291
Deferred income taxes, net	2,338	2,338
Prepaid expenses and other current assets	512	362

Total current assets	10,345	13,826

Property and equipment, net	539	441
Capitalized software products, net	3,563	3,113
Finite life intangible assets	904	1,020
Goodwill	4,483	4,483
Deferred income taxes, net	1,030	57

Total assets	$20,864	$22,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$3	$4
Accounts payable	527	585
Accrued compensation	1,147	676
Other accrued expenses	935	508
Post contract support	125	125
Reserve for product returns	250	214
Current portion of deferred revenue	2,881	4,208

Total current liabilities	5,868	6,320

Capital lease obligations, net of current portion	8	—
Deferred revenue, net of current portion	115	123

Total liabilities	123	123

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,898,707 and 4,934,020 in 2012 and 2011, respectively	49	49
Additional paid-in capital	67,083	66,930
Accumulated deficit	(52,259)	(50,482)

Total shareholders’ equity	14,873	16,497

Total liabilities and shareholders’ equity	$20,864	$22,940

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	3 Months		6 Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Notation revenue	$2,118	$1,672	$4,389	$4,006
SmartMusic revenue	1,905	1,641	3,835	3,301

NET REVENUE	4,023	3,313	8,224	7,307

COST OF REVENUES	558	534	1,229	1,128

GROSS PROFIT	3,465	2,779	6,995	6,179

OPERATING EXPENSES:
Development expenses	1,829	1,085	3,485	2,300
Selling and marketing expenses	1,576	1,015	3,259	2,248
General and administrative expenses	1,571	989	3,054	2,097
Patent litigation expense	—	—	—	225

Total operating expenses	4,976	3,089	9,798	6,870

LOSS FROM OPERATIONS	(1,511)	(310)	(2,803)	(691)
Other, net	28	25	52	52

Net loss before income tax	(1,483)	(285)	(2,751)	(639)

Income tax expense (benefit)	(546)	20	(973)	(153)

Net loss	($938)	($305)	($1,778)	($486)

Loss per common share:
Basic and diluted	($0.19)	($0.06)	($0.36)	($0.10)

Weighted average common shares outstanding:
Basic and diluted	4,930,365	4,859,563	4,932,482	4,872,518

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	6 Months
	Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	($1,778)	($486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689	548
Loss on disposal of asset	5	—
Deferred income taxes, net	(973)	(153)
Share based compensation	148	247
Net changes in operating assets and liabilities:
Accounts receivable	227	41
Inventories	30	41
Prepaid expenses and other current assets	(150)	(171)
Accounts payable	(58)	(196)
Accrued expenses and product returns	940	(652)
Deferred revenue	(1,335)	(876)

Net cash used in operating activities	(2,255)	(1,657)

Cash flows from investing activities
Purchases of property and equipment	(208)	(96)
Capitalized development and other intangibles	(907)	(299)

Net cash used in investing activities	(1,115)	(395)

Cash flows from financing activities
Proceeds from stock options exercised	—	28
Payments on redemption of stock options	—	(18)
Repurchase of common stock	—	(291)
Payments on capital leases	(4)	(22)

Net cash used in financing activities	(4)	(303)

Net decrease in cash and cash equivalents	(3,374)	(2,355)
Cash and cash equivalents, beginning of period	9,296	11,532

Cash and cash equivalents, end of period	$5,922	$9,177

Supplemental disclosure of cash flow information
Interest paid	$—	$1
Income taxes paid	70	1
Other non-cash investment and financing activities
Equipment acquired under capital lease	11	—

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined that except for the item disclosed in Note 8 below, no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

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

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three and six-month periods ended June 30, 2012 and 2011 because the effect is anti-dilutive.

Note 3	Income Taxes. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

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

As of June 30, 2012, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of June 30, 2012 are 2007-2011.

As of December 31, 2011, we had U.S. net operating loss carry-forwards of approximately $13,915,000, federal alternative minimum tax credit carry-forwards of $111,000, Minnesota net operating loss carry-forwards of $4,203,000, federal research and development tax credits of $1,318,000 and Minnesota research and development tax credits of $471,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets Each reporting period, management reviews various factors including, but not limited to, prior taxable income, projected future taxable income, changes in technology and tax planning strategies to determine if an adjustment is needed to the valuation allowance. Due to uncertainties related to our ability to utilize all of our deferred tax assets, as of June 30, 2012 and December 31, 2011, we continue to maintain a valuation allowance of $5,690,000. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of up to $3,166,000 would have to be established for uncertain tax positions.

We recorded a benefit for income taxes of $546,000 for the three months ended June 30, 2012 and a benefit for income taxes of $973,000 for the six months ended June 30, 2012. This benefit is based on the current period and year-to-date losses, respectively, and the estimated annual effective tax rate of 35.4%. Comparatively for the same periods last year, we recorded tax expense of $20,000 for the three months ended June 30, 2011, and a benefit for income taxes of $153,000 for the six months ended June 30, 2011.

The future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. An updated Section 382 analysis was recently completed in February 2012. The results of that analysis indicate that no further “ownership changes” under Section 382 have occurred. Therefore, the limitation caused by the January 2007 ownership change continues to apply against the Company’s NOLs pre-dating the ownership change date.

At December 31, 2011, the Company had a cumulative 382 limitation of approximately $5,075,000. Unless another 50 percent ownership change is triggered in the future, for each of the years ending after December 31, 2011, the Company’s annual 382 limitation is $978,000 until the carryover period expires.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended June 30, 2012 and 2011, we recognized $46,000 and $114,000, respectively, and for the six months ended June 30, 2012 and 2011, we recognized $148,000 and $184,000, respectively, of expense related to stock-based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	June 30,	June 30,
	2012	2011
Black-Scholes Model:
Risk-free interest rate	0.57%	1.21%
Expected life, in years	3.4	4.2
Expected volatility	57.08%	70.51%
Dividend yield	0.00%	0.00%

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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the six months ended June 30, 2012:

	Shares Reserved for Future Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2011	230,957	145,430	522,971	$5.36	4.7 Years

Authorized	—	—	—	—
Granted	(141,953)	3,099	138,854	$4.42
Expired	22,664	—	(22,664)	$8.50
Cancelled	185,362	(38,412)	(146,950)	$4.98
Exercised	—	—	—	—

At June 30, 2012	297,030	110,117	492,211	$5.07	4.1 Years

Outstanding Exercisable at June 30, 2012			321,234	$5.40	3.0 Years

At June 30, 2012 the aggregate intrinsic value of options outstanding was $24,000, and the aggregate intrinsic value of options exercisable was $23,000.

At June 30, 2012 there was $301,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 2.0 years. At June 30, 2012 there was $20,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following table presents results of operations by reportable segment (in thousands):

	For the 3 Months Ended June 30, 2012				For the 6 Months Ended June 30, 2012
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,118	$1,905	$0	$4,023	$4,389	$3,835	$0	$8,224
COST OF REVENUES	155	403	0	558	348	881	0	1,229

GROSS PROFIT	1,963	1,502	0	3,465	4,041	2,954	0	6,995
Percentage of Net Revenue	93%	79%	0%	86%	92%	77%	0%	85%

OPERATING EXPENSES:
Development expenses	724	759	346	1,829	1,528	1,307	650	3,485
Selling and marketing expenses	584	726	266	1,576	1,203	1,464	592	3,259
General and administrative expenses	19	11	1,541	1,571	34	26	2,994	3,054
Patent litigation expense	0	0	0	0	0	0	0	0

Total Operating Expenses	1,327	1,496	2,153	4,976	2,765	2,797	4,236	9,798

Income/(Loss) from Operations	636	6	(2,153)	(1,511)	1,276	157	(4,236)	(2,803)
Other Income/(Expense)	0	0	573	573	0	0	1,025	1,025

NET INCOME/(LOSS)	$636	$6	($1,580)	($938)	$1,276	$157	($3,211)	($1,778)

	For the 3 Months Ended June 30, 2011				For the 6 Months Ended June 30, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$1,672	$1,641	$0	$3,313	$4,006	$3,301	$0	$7,307
COST OF REVENUES	119	415	0	534	267	861	0	1,128

GROSS PROFIT	1,553	1,226	0	2,779	3,739	2,440	0	6,179
Percentage of Net Revenue	93%	75%	0%	84%	93%	74%	0%	85%

OPERATING EXPENSES:
Development expenses	460	337	288	1,085	977	763	560	2,300
Selling and marketing expenses	365	429	221	1,015	809	985	454	2,248
General and administrative expenses	24	15	950	989	43	34	2,020	2,097
Patent litigation expense	0	0	0	0	0	0	225	225

Total Operating Expenses	849	781	1,459	3,089	1,829	1,782	3,259	6,870

Income/(Loss) from Operations	704	445	(1,459)	(310)	1,910	658	(3,259)	(691)
Other Income/(Expense)	0	0	5	5	0	0	205	205

NET INCOME/(LOSS)	$704	$445	($1,454)	($305)	$1,910	$658	($3,054)	($486)

Note 6	Goodwill.

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

$2,500

The Garritan operations results are included in the consolidated financial statements since the date of acquisition on December 30, 2011. The table below reflects our pro forma combined results of operations for the six months ended June 30, 2011 as if the acquisition had taken place on January 1, 2011.

Pro Forma For the six months ending June 30, 2011 (In thousands except loss per share)
Net Revenue	$7,639
Net Loss	$(481)
Basic Loss per Common Share	$(0.10)

Combined results for the Company and Garritan for the six months ended June 30, 2011 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	Elimination of $8,000 in sales of product by Garritan Corporation to MakeMusic, Inc. and the corresponding cost of revenues that would be eliminated in consolidation.

•	Adjustment of $20,000 for amortization based on the fair value of assets acquired and estimated useful lives.

•	Additional compensation expense of $44,000.

•	A reduction of $4,000 to eliminate depreciation expense for property and equipment not acquired in the transaction.

•	A reduction in interest income of $7,000 associated with the reduction of the Company’s cash used in funding the acquisition.

•	Tax expense of $37,000 using an effective tax rate of 37%.

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

Note 8	Subsequent Events.

On July 15, 2012, MakeMusic received a proposal from LaunchEquity Partners, LLC to acquire the operating assets of MakeMusic, excluding cash, and assume the related liabilities of MakeMusic, free and clear of all liens and encumbrances, for $13.5 million. The proposal contemplates that MakeMusic would adopt a plan of liquidation, which would include a distribution of MakeMusic’s then available cash to existing shareholders. LaunchEquity and certain of its affiliates currently collectively own approximately 28% of MakeMusic’s outstanding common stock.

MakeMusic’s Board of Directors has appointed a Special Committee of independent, disinterested directors to review and consider the proposal, in consultation with financial and legal advisors, and determine the course of action that it believes is in the best interests of MakeMusic and its shareholders. The Board has authorized the Special Committee to consider the full range of available strategic alternatives. The Special Committee is continuing to evaluate strategic alternatives including, but not limited to, the July 15, 2012 proposal from its largest shareholder, LaunchEquity Partners, LLC, other potential strategic transactions to realize the long-term value of MakeMusic, or continuing as an independent, public company with our current growth plans. The Board and Special Committee believe that completing the strategic review process is one way to ensure that MakeMusic stockholders have the best opportunity to realize a full and fair value for their investment. The Special Committee has retained Lazard Middle Market LLC, a subsidiary of Lazard Ltd, to advise the Special Committee during the process. No assurance can be given as to whether this process will result in a proposed transaction, whether any transaction that may be proposed as a result of such process would be acceptable to the Company, the Special Committee and the Board, or whether any such proposed transaction will be announced or consummated.

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

Our first six months of 2012 resulted in a growth in sales for MakeMusic. Overall, net revenue increased 13% during the first six months of 2012 as compared to the first six months of 2011. SmartMusic revenue grew 16% due to our year over year subscription growth from 173,295 subscriptions to 185,968 subscriptions. Notation revenue increased 10% primarily due to added sales of Garritan sound libraries resulting from the acquisition of Garritan Corporation. This increase was offset by lower sales of Finale PrintMusic as this product has not been updated since September 2010. Additionally, there were lower sales of Finale NotePad compared to the first half of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. Gross margin percentages were comparable at 85% in the first six months of 2012 and 85% in the first six months of 2011.

Operating expenses increased in the first six months of 2012 due to increased selling and marketing expenses as a result of the planned expansion of our direct sales force and company-wide strategic sales and marketing initiatives. General and administrative expenses increased primarily due to increased legal and consulting fees relating to the Tax Asset Protection Plan that became effective February 21, 2012, increased accounting fees for reporting requirements relating to the acquisition and dissolution of Garritan Corporation and expenses relating to the departure of our Chief Executive Officer in June 2012, including legal fees and accrued severance expenses. Development expenses were greater in the first six months of 2012 primarily due to personnel costs resulting from the Chief Technology Officer position, which was open in the first six months of 2011, and added personnel and development costs to support technology initiatives and the addition of the Garritan sound libraries and MusicXML technologies. In the first six months of 2011, we incurred expenses of $225,000 relating to a patent infringement settlement. There were no comparable expenses in the first six months of 2012.

Our net loss before taxes in the first six months of 2012 was $2,751,000 compared to $639,000 in 2011. The tax benefit in the first six months of 2012 was $973,000 compared to $153,000 in the first six months of 2011. As a result of the factors mentioned, we reported net loss of $1,778,000 in the first six months of 2012 compared to net loss of $486,000 in the first six months of 2011.

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

We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 185,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic. The following table illustrates our quarterly SmartMusic metrics:

	Jun-11	Sep-11	Dec-11	Mar-12	Jun-12
Total Subscriptions	173,295	176,352	178,609	183,331	185,968
Subscriptions purchased during quarter	24,487	74,550	51,003	24,738	12,738
Educator Accounts	9,633	9,744	10,544	11,326	11,201

Our educational sales organization focuses on direct school district sales, aiming at the 17,000 schools who match our ideal demographic profile. We increased the size of our educational sales force from 7 to 13 in 2011 to strengthen our strategic sales initiatives. During the first six months of 2012, we hired a sales executive to lead our sales and business development initiatives.

The following table illustrates the total net new SmartMusic educator subscriptions for each quarter during the year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012:

Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405
12/31/2011	13,297	894	2,616	79%	3,327	13,480	183
3/31/2012	13,480	878	2,067	76%	2,726	13,699	219
6/30/2012	13,699	675	2,033	76%	2,662	13,745	46

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two-month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic educator subscriptions. In the second quarter of 2012, the educator renewal rate was unchanged from the first quarter of 2012. The educator renewal rate was 76% for each of the quarters ended March 31, 2012 and June 30, 2012. The educator renewal rate in the second quarter of 2012 decreased compared to the second quarter of 2011 rate of 86%. During the second quarter of 2011, we implemented a subscription promotion for our site agreement customers that provided for a 15-month subscription for the price of 12 months. We believe that some SmartMusic site agreement customers not only renewed early as a result of this promotion but also increased the number of subscriptions purchased during that period.

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

Results of Operations

Comparison of the three and six-month periods ended June 30, 2012 to the three and six-month periods ended June 30, 2011

Net Revenue ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$2,118	$1,672	$446	27%	$4,389	$4,006	$383	10%
SmartMusic	1,905	1,641	264	16%	3,835	3,301	534	16%

Total	$4,023	$3,313	$710	21%	$8,224	$7,307	$917	13%

Net revenue for the three months ended June 30, 2012 increased 21% compared to net revenue for the three months ended June 30, 2011 and increased 13% when comparing the six months ended June 30, 2012 and 2011.

Notation revenue increased by $446,000 to $2,118,000 when comparing the three-month periods ended June 30, 2012 and 2011 and by $383,000, to $4,389,000, when comparing the six months ended June 30, 2012 and 2011. Increases during the quarter were due to increased direct Finale sales and $271,000 of added Garritan sound libraries sales due to the acquisition of Garritan Corporation. These increases were partially offset by lower Finale PrintMusic sales as this product has not been updated since September 2010. Additionally, Finale NotePad sales are lower when compared to the second quarter of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. Increases during the six months ended June 30, 2012 were primarily due to $483,000 added sales of Garritan sound libraries resulting from the acquisition of Garritan Corporation. This increase was offset by lower sales of Finale PrintMusic and Finale NotePad compared to the six months ended June 30, 2011.

SmartMusic revenue for the three months ended June 30, 2012 was $1,905,000, an increase of $264,000, or 16%, over the three months ended June 30, 2011 and an increase of $534,000, or 16%, to $3,835,000, when comparing the six months ended June 30, 2012 and 2011. The increase in revenue is due to the growth of total SmartMusic subscriptions. SmartMusic subscriptions have increased due in part to our direct sales force which focuses on district-level sales. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended June 30, 2012 was $1,787,000, an increase of $296,000, or 20%, over the three-month period ended June 30, 2011. Total earned SmartMusic subscription revenue for the six-month period ended June 30, 2012 was $3,494,000, an increase of $574,000, or 20%, over the six-month period ended June 30, 2011.This increase was due to the increase in the total number of subscriptions and average sales price per subscription. Total unearned SmartMusic subscription revenue (deferred revenue) was $2,947,000 as of June 30, 2012, an increase of $248,000, or 9.2%, over the balance at June 30, 2011 and a decrease of $1,338,000, or 31%, compared to the balance of $4,285,000 at December 31, 2011 due to seasonality. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, the total number of subscriptions and the remaining life of those subscriptions.

SmartMusic has shown sustained growth since its launch. More than 11,200 educators had purchased SmartMusic as of June 30, 2012, an increase of 16% over the 9,630 educators that had purchased it as of June 30, 2011. Total SmartMusic subscriptions as of June 30, 2012 number 185,968, representing a net gain of 12,673, or 7%, over the June 30, 2011 subscription count of 173,295.

Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended June 30, 2012 was $90,000, which was a decrease of $22,000, or 20%, from the revenue of $112,000 for SmartMusic accessories in the quarter ended June 30, 2011. Revenue for the sales of SmartMusic accessories for the six months ended June 30, 2012 was $264,000, which was a decrease of $6,000, or 2%, from $270,000 of SmartMusic accessories revenue in the six months ended June 30, 2011. This decrease is primarily due to a decrease in the number of net new subscriptions added during the three and six months ended June 30, 2012 as compared to the number of net new subscriptions added during the same periods of the prior year.

Gross profit ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$1,963	$1,553	$410	26%	$4,041	$3,739	$302	8%
SmartMusic	1,502	1,226	276	23%	2,954	2,440	514	21%

Total	$3,465	$2,779	$686	25%	$6,995	$6,179	$816	13%

Gross profit in the three months ended June 30, 2012 increased by $686,000, to $3,465,000, compared to the three months ended June 30, 2011. Gross profit for notation increased by $410,000, to $1,963,000, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the increase in notation revenue attributed to the acquisition of Garritan Corporation. Gross profit for SmartMusic increased by $276,000, to $1,502,000, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the increase in SmartMusic revenue. Gross profit in the six months ended June 30, 2012 increased by $816,000, to $6,995,000, compared to the six months ended June 30, 2011. Gross profit for notation increased $302,000, to $4,041,000 for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the increase in notation revenue attributed to the acquisition of Garritan Corporation. Gross profit for SmartMusic increased $514,000, to $2,954,000 for the six months ended June 30, 2012 compared to the same period in 2011 due to the increase in SmartMusic revenue.

Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook and Garritan software development costs, shipping, and credit card fees. Capitalized SmartMusic repertoire added into SmartMusic is amortized over a five-year period and repertoire development amortization as a percentage of SmartMusic revenue was 11% for the six months ended June 30, 2012 and 12% for the six months ended June 30, 2011. Total gross margins as a percentage of sales were generally comparable at 86% and 84%, respectively, for the three months ended June 30, 2012 and 2011 and 85% for each of the six-month periods ended June 30, 2012 and 2011. Gross margins for notation as a percentage of sales were 93% for each of the three-month periods ended June 30, 2012 and 2011 and were generally comparable at 92% and 93%, respectively, for the six months ended June 30, 2012 and 2011. Gross margins for SmartMusic as a percentage of sales were 79% and 75%, respectively, for the three months ended June 30, 2012 and 2011 and were 77% and 74%, respectively, for the six months ended June 30, 2012 and 2011.

Development expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$724	$460	$264	57%	$1,528	$977	$551	56%
SmartMusic	759	337	422	125%	1,307	763	544	71%
Other	346	288	58	20%	650	560	90	16%

Total	$1,829	$1,085	$744	69%	$3,485	$2,300	$1,185	52%

Development expenses increased 69% to $1,829,000, from $1,085,000, when comparing the three months ended June 30, 2012 and 2011. Development expenses increased 52% to $3,485,000, from $2,300,000, when comparing the six months ended June 30, 2012 and 2011. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, Garritan sound libraries, MusicXML, SmartMusic and SmartMusic Gradebook products as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Notation development expenses increased due to personnel costs relating to the Chief Technology Officer position, which was open in the first and second quarters of 2011, and added personnel and contractor costs to support technology initiatives and the Garritan sound libraries and MusicXML technologies. SmartMusic development expenses increased primarily due to personnel costs relating to the Chief Technology Officer position and contract labor to support our strategic developments. During the quarter ended June 30, 2012, 120 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, comparable to 119 new large ensemble titles in the quarter ended June 30, 2011. A total of 3,151 large ensemble titles are available in SmartMusic as of June 30, 2012.

Selling and marketing expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$584	$365	$219	60%	$1,203	$809	$394	49%
SmartMusic	726	429	297	69%	1,464	985	479	49%
Other	266	221	45	20%	592	454	138	30%

Total	$1,576	$1,015	$561	55%	$3,259	$2,248	$1,011	45%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development, product management and customer service activities and payroll. Sales and marketing expenses increased 55% to $1,576,000 for the three months ended June 30, 2012 compared to $1,015,000 for the three months ended June 30, 2011. Selling and marketing expenses increased 45%, to $3,259,000, during the six months ended June 30, 2012, compared to $2,248,000 for the six months ended June 30, 2011. Notation selling and marketing expenses increased primarily due to company-wide strategic marketing initiatives. SmartMusic selling and marketing expenses increased due to increased personnel relating to our direct sales organization and strategic sales and marketing initiatives for SmartMusic. Other selling expenses increased primarily due to website, company-wide branding and social media investments.

General and administrative expense ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	Incr (Decr)%		2012	2011	Incr (Decr)%
Notation	$19	$24	($5)	-21%	$34	$43	($9)	-21%
SmartMusic	11	15	(4)	-27%	26	34	(8)	-24%
Other	1,541	950	591	62%	2,994	2,020	974	48%

Total	$1,571	$989	$582	59%	$3,054	$2,097	$957	46%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 59% to $1,571,000 during the three months ended June 30, 2012 compared to $989,000 for the same period of 2011. General and administrative expenses increased by 46% to $3,054,000 during the six months ended June 30, 2012, compared to $2,097,000 for the same period of 2011. Other general and administrative costs increased during the six months ended June 30, 2012 primarily due to legal and consulting fees relating to the Tax Asset Protection Plan that was effective February 21, 2012, accounting fees for reporting requirements relating to the acquisition and dissolution of Garritan Corporation and legal fees and accrued severance costs relating to the departure of our Chief Executive Officer in June 2012.

Patent litigation accrual

Patent litigation costs of $225,000 were accrued and included in operating expenses during the six months ended June 30, 2011. There were no comparable expenses in the six months ended June 30, 2012.

Income (Loss) from operations ($ in thousands)

	3 Months Ended June 30,				6 Months Ended June 30,
	2012	2011	(Decr)%		2012	2011	(Decr)%
Notation	$636	$704	($68)	-10%	$1,276	$1,910	($634)	-33%
SmartMusic	6	445	(439)	-99%	157	658	(501)	-76%
Other	(2,153)	(1,459)	(694)	-48%	(4,236)	(3,259)	(977)	-30%

Total	($1,511)	($310)	($1,201)	-387%	($2,803)	($691)	($2,112)	-306%

Net loss from operations increased by $1,201,000 to $1,511,000 for the three months ended June 30, 2012 compared to $310,000 in the three months ended June 30, 2011. Net loss from operations increased by $2,112,000 to $2,803,000 for the six months ended June 30, 2012 compared to $691,000 in the six months ended June, 2011.The notation segment results for the second quarter of 2012 and six months ended June 30, 2012 reflect a decrease in income from operations due to increased development and selling and marketing expenses offset by increased revenues. Income from operations for SmartMusic decreased during the three and six-month periods ended June 30, 2012 when compared the same periods in 2011. SmartMusic revenue increases due to the increased number of subscriptions were offset by the increased development and selling and marketing expenses. The increase in the other loss is due to increased legal and consulting fees relating to the Tax Asset Protection Plan effective February 21, 2012, accounting fees for reporting requirements relating to the acquisition and dissolution of Garritan Corporation and legal fees and accrued severance expenses relating to the departure of our Chief Executive Officer.

Net Loss

Net loss in the three months ended June 30, 2012 was $938,000, or $0.19 per basic and diluted share, compared to net loss of $305,000, or $0.06 per basic and diluted share, in the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $1,778,000, or $0.36 per basic and diluted share, compared to net loss of $486,000, or $0.10 per basic and diluted share, in the same period of 2011. The increase in net loss in the first quarter of 2012 is primarily due to increased operating expenses as explained above. The tax benefit was $546,000 in the three months ended June 30, 2012 and a net tax benefit of $973,000 for the six months ended June 30, 2012, compared to a net tax expense of $20,000 and net tax benefit of $153,000, respectively, for the three and six months ended June 30, 2011.The increased tax benefit is attributed to the greater loss from operations.

Liquidity and capital resources

Net cash used in operating activities was $2,255,000 for the six months ended June 30, 2012, compared to $1,657,000 of cash used in operating activities in the six months ended June 30, 2011. The increase in cash used in the first six months of 2012 compared to the same period in 2011 is primarily due to the greater net loss reported in the first six months of 2012 and greater decrease in deferred SmartMusic revenue partially offset by increased accrued liabilities relating to legal expenses and severance costs.

Net cash used in investing activities was $1,115,000 for the six months ended June 30, 2012, compared to $395,000 cash used in investing activities for the comparable period of 2011. The increase is primarily due to an increase in capitalization of software development, primarily relating to the technology architecture modernization relating to our notation business, repertoire development and Garritan sound libraries. Our spending on repertoire development increased due to the overall number of titles being developed.

Net cash used in financing activities was $4,000 in the first six months of 2012 compared to $303,000 in the first six months of 2011. During the first six months of 2011, $291,000 was used to repurchase company shares under the Stock Repurchase Program. The Stock Repurchase Program was discontinued effective May 6, 2011. Therefore, no cash was used to repurchase shares during the first six months of 2012.

Cash and cash equivalents as of June 30, 2012 was $5,922,000 compared to $9,296,000 as of December 31, 2011. The decrease in cash is due to seasonality and increased operational spending during the first six months of 2012. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the historical upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles. We are not anticipating a major Finale product release during 2012 as we focus on upgrading the underlying technology, file format and further product enhancements for future releases.

We are investing in our technology, development and sales and marketing initiatives, and while we expect an increase in our revenues and, in particular, continued growth in SmartMusic subscriptions, plus sales of Garritan sound libraries, we expect an overall reduction in our cash balances over the next twelve months.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The individual serving in the roles of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including the individual serving as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

There were no stock repurchases in the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	MAKEMUSIC, INC.

	By:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer, Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX

Form 10-Q

The quarterly period ended June 30, 2012

Exhibit No.	Description

10.1	Separation Agreement and Release between the Registrant and Karen T. van Lith dated June 22, 2012 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 22, 2012.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.