Form 10-Q/A
period 2012-06-30
MAKEMUSIC, INC.
filed 2012-09-07
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MakeMusic, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “Initial Quarterly Report”) solely to furnish Exhibit 101 XBRL interactive date files within the grace period provided by Rule 405(a)(2) of Regulation S-T applicable for the first quarterly period in which detailed footnote tagging is required.

The only changes to the information provided in the Initial Quarterly Report that are made by this Amendment No. 1 are the furnishing of Exhibit 101 and the revision of Item 6 to refer to Exhibit 101. This Amendment No. 1 does not reflect events occurring after the date on which the Initial Quarterly Report was filed with the Securities and Exchange Commission.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished as Exhibit 101 to this Amendment No. 1 will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6.	Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2012	MAKEMUSIC, INC.

	By:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer, Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX

Form 10-Q/A

for the quarterly period ended June 30, 2012

Exhibit No.	Description

10.1	Separation Agreement and Release between the Registrant and Karen T. van Lith dated June 22, 2012 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 22, 2012.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) condensed balance sheets, (ii) condensed statement of operations, (iii) condensed statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 10, 2012.
**	Furnished herewith.