Form 10-Q
period 2012-09-30
MAKEMUSIC, INC.
filed 2012-11-13
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2012 there were 4,898,707 shares of Common Stock outstanding.

MakeMusic, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

MakeMusic, Inc.

Condensed Balance Sheets

(In thousands of U.S. dollars, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,894	$9,296
Accounts receivable (net of allowance of $5 and $9 in 2012 and 2011, respectively)	1,862	1,539
Inventories	488	291
Deferred income taxes, net	2,338	2,338
Prepaid expenses and other current assets	359	362

Total current assets	10,941	13,826

Property and equipment, net	589	441
Capitalized software products, net	3,872	3,113
Finite life intangible assets	843	1,020
Goodwill	4,483	4,483
Deferred income taxes, net	1,457	57

Total assets	$22,185	$22,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$3	$4
Accounts payable	824	585
Accrued compensation	1,138	676
Other accrued expenses	626	508
Post contract support	125	125
Reserve for product returns	243	214
Current portion of deferred revenue	4,828	4,208

Total current liabilities	7,787	6,320

Capital lease obligations, net of current portion	8	—
Deferred revenue, net of current portion	114	123

Total liabilities	7,909	6,443

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,898,707 and 4,934,020 in 2012 and 2011, respectively	49	49
Additional paid-in capital	67,107	66,930
Accumulated deficit	(52,880)	(50,482)

Total shareholders’ equity	14,276	16,497

Total liabilities and shareholders’ equity	$22,185	$22,940

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	3 Months		9 Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Notation revenue	$2,377	$1,647	$6,766	$5,653
SmartMusic revenue	2,438	2,158	6,273	5,459

NET REVENUE	4,815	3,805	13,039	11,112

COST OF REVENUES	853	783	2,082	1,911

GROSS PROFIT	3,962	3,022	10,957	9,201

OPERATING EXPENSES:
Development expenses	1,971	971	5,457	3,271
Selling and marketing expenses	1,846	1,384	5,105	3,632
General and administrative expenses	1,123	907	4,177	3,004
Patent litigation expense	—	—	—	225

Total operating expenses	4,940	3,262	14,739	10,132

LOSS FROM OPERATIONS	(978)	(240)	(3,782)	(931)

Other, net	11	38	64	91

Net loss before income tax	(967)	(202)	(3,718)	(840)

Income tax expense (benefit)	(347)	3	(1,320)	(150)

Net loss	$(620)	$(205)	$(2,398)	$(690)

Loss per common share:
Basic and diluted	$(0.13)	$(0.04)	$(0.49)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	4,898,707	4,908,829	4,921,142	4,884,755

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Condensed Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	9 Months
	Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,398)	$(690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073	826
Loss on disposal of asset	5	—
Deferred income taxes, net	(1,400)	(208)
Share based compensation	171	293
Net changes in operating assets and liabilities:
Accounts receivable	(323)	(505)
Inventories	(197)	(134)
Prepaid expenses and other current assets	3	(76)
Accounts payable	239	(91)
Accrued expenses and product returns	615	(659)
Deferred revenue	611	531

Net cash used in operating activities	(1,601)	(713)

Cash flows from investing activities
Purchases of property and equipment	(325)	(239)
Capitalized development and other intangibles	(1,472)	(453)

Net cash used in investing activities	(1,797)	(692)

Cash flows from financing activities
Proceeds from stock options exercised	—	87
Payments on redemption of stock options	—	(18)
Repurchase of common stock	—	(291)
Payments on capital leases	(4)	(24)

Net cash used in financing activities	(4)	(246)

Net decrease in cash and cash equivalents	(3,402)	(1,651)
Cash and cash equivalents, beginning of period	9,296	11,532

Cash and cash equivalents, end of period	$5,894	$9,881

Supplemental disclosure of cash flow information
Interest paid	$2	$1
Income taxes paid	97	124
Non-cash investment and financing activities
Equipment acquired under capital lease	11	—

See Notes to Condensed Financial Statements

MakeMusic, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1	Accounting Policies. The information furnished in this report is unaudited but reflects all adjustments that are necessary, in the opinion of management, for a fair statement of the results for the interim period. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year. In preparing the accompanying financial statements, management has evaluated subsequent events and has determined that no events have occurred that require disclosure. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these statements should be read in conjunction with the Company’s most recent Form 10-K.

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

Note 2	Net Loss Per Share. Net loss per share was calculated by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of options and warrants are excluded for the three and nine-month periods ended September 30, 2012 and 2011 because the effect is anti-dilutive.

Note 3	Income Taxes. We account for income taxes using the asset and liability method. We estimate our income taxes in each of the jurisdictions in which we operate and account for income taxes payable as part of the preparation of our financial statements. This process involves estimating our actual current tax expense as well as assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for financial and tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet to the extent deemed realizable. We assess the likelihood that, and the extent to which, our deferred tax assets will be realized and establish a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. If we increase or decrease a valuation allowance in a given period, then we must increase or decrease the tax provision in our statements of income.

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

As of September 30, 2012, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by Federal and major state agencies as of September 30, 2012 are 2007-2011.

As of December 31, 2011, we had U.S. net operating loss carry-forwards of approximately $12,630,000, federal alternative minimum tax credit carry-forwards of $140,000, Minnesota net operating loss carry-forwards of $4,203,000, federal research and development tax credits of $1,231,000 and Minnesota research and development tax credits of $471,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Each reporting period, management reviews various factors including, but not limited to, prior taxable income, projected future taxable income, changes in technology and tax planning strategies to determine if an adjustment is needed to the valuation allowance. Due to uncertainties related to our ability to utilize all of our deferred tax assets, as of September 30, 2012 and December 31, 2011, we continue to maintain a valuation allowance of $5,690,000. Should the remaining $5,690,000 valuation allowance be reversed in the future, a liability of up to $3,149,000 would have to be established for uncertain tax positions.

We recorded a benefit for income taxes of $347,000 for the three months ended September 30, 2012 and a benefit for income taxes of $1,320,000 for the nine months ended September 30, 2012. This benefit is based on the current period and year-to-date losses, respectively, and the estimated annual effective tax rate of 35.6%. Comparatively for the same periods last year, we recorded tax expense of $3,000 for the three months ended September 30, 2011, and a benefit for income taxes of $150,000 for the nine months ended September 30, 2011.

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

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. For the three months ended September 30, 2012 and 2011, we recognized $24,000 and $75,000, respectively, and for the nine months ended September 30, 2012 and 2011, we recognized $171,000 and $293,000, respectively, of expense related to stock-based compensation.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.

	September 30,	September 30,
	2012	2011
Black-Scholes Model:
Risk-free interest rate	0.57%	1.15%
Expected life, in years	3.4	4.3
Expected volatility	57.08%	69.85%
Dividend yield	0.00%	0.00%

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

Equity Award Activity

The following table represents stock option and restricted stock activity under the 2003 Plan for the nine months ended September 30, 2012:

	Shares Reserved for Future Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2011	230,957	145,430	522,971	$5.36	4.7 Years
Granted	(141,953)	3,099	138,854	$4.42
Expired	22,664	—	(22,664)	$8.50
Cancelled	194,952	(38,412)	(156,540)	$4.98
Exercised	—	—	—	$0.00

At September 30, 2012	306,620	110,117	482,621	$5.07	3.8 Years

Outstanding Exercisable at September 30, 2012			327,503	$5.35	2.9 Years

At September 30, 2012, the aggregate intrinsic value of options outstanding was $24,000, and the aggregate intrinsic value of options exercisable was $24,000.

At September 30, 2012, there was $236,000 of unrecognized compensation cost related to nonvested share-based option payments which is expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2012, there was $14,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 1.3 years.

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

The remaining activities are included in “Other.” These are unallocated expenses which include costs related to selling and corporate functions, including general and administrative, marketing and business systems functions that are not directly attributable to a particular segment. Unallocated expenses are reported in the reconciliation of the segment totals to consolidated totals as “Other” items. As a result, reportable segment results of operations are not representative of the operating profit of the products in these reportable segments.

MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented.

The following table presents results of operations by reportable segment (in thousands):

	For the 3 Months Ended September 30, 2012				For the 9 Months Ended September 30, 2012
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$2,377	$2,438	$0	$4,815	$6,766	$6,273	$0	$13,039

COST OF REVENUES	159	694	0	853	507	1,575	0	2,082

GROSS PROFIT	2,218	1,744	0	3,962	6,259	4,698	0	10,957
Percentage of Net Revenue	93%	72%	0%	82%	93%	75%	0%	84%

OPERATING EXPENSES:
Development expenses	725	790	456	1,971	2,254	2,097	1,106	5,457
Selling and marketing expenses	588	822	436	1,846	1,791	2,286	1,028	5,105
General and administrative expenses	5	27	1,091	1,123	39	53	4,085	4,177
Patent litigation expense	0	0	0	0	0	0	0	0

Total Operating Expenses	1,318	1,639	1,983	4,940	4,084	4,436	6,219	14,739

Income/(Loss) from Operations	900	105	(1,983)	(978)	2,175	262	(6,219)	(3,782)

Other Income/(Expense)	0	0	358	358	0	0	1,384	1,384

NET INCOME/(LOSS)	$900	$105	$(1,625)	$(620)	$2,175	$262	$(4,835)	$(2,398)

	For the 3 Months Ended September 30, 2011				For the 9 Months Ended September 30, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$1,647	$2,158	$0	$3,805	$5,653	$5,459	$0	$11,112

COST OF REVENUES	128	655	0	783	392	1,519	0	1,911

GROSS PROFIT	1,519	1,503	0	3,022	5,261	3,940	0	9,201
Percentage of Net Revenue	92%	70%	0%	79%	93%	72%	0%	83%

OPERATING EXPENSES:
Development expenses	442	290	239	971	1,419	1,053	799	3,271
Selling and marketing expenses	411	666	307	1,384	1,216	1,655	761	3,632
General and administrative expenses	17	25	865	907	59	61	2,884	3,004
Patent litigation expense	0	0	0	0	0	0	225	225

Total Operating Expenses	870	981	1,411	3,262	2,694	2,769	4,669	10,132

Income/(Loss) from Operations	649	522	(1,411)	(240)	2,567	1,171	(4,669)	(931)

Other Income/(Expense)	0	0	(35)	(35)	0	0	(241)	(241)

NET INCOME/(LOSS)	$649	$522	$(1,376)	$(205)	$2,567	$1,171	$(4,428)	$(690)

Note 6	Goodwill.

Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist.

Note 7	Business Acquisitions.

On December 30, 2011, we acquired all of the outstanding stock of Garritan Corporation, a privately held software musical instrument company (“Garritan”). In addition, during November 2011 we acquired select assets from Recordare, LLC, an internet music publishing and software company (“Recordare”). The acquisitions provide new products, technology, brands and resources that are complementary to MakeMusic and provide growth opportunities for the future. The combined purchase price was $2,500,000 including, in connection with the acquisition of Garritan, $125,000 which is subject to an 18-month holdback. The holdback is payable in shares of MakeMusic’s common stock, based on a share price equal to $4.52, which represented the average closing price of MakeMusic common stock for the 20 trading days prior to the closing of the acquisition. Net cash paid upon closing of the transactions was $2,344,000 which includes the purchase price, net of the 18-month holdback, and cash received.

The fair value of assets acquired and liabilities assumed from Garritan and Recordare include the following:

(In thousands)
Cash	$31
Accounts Receivable	46
Capitalized software products	990
Finite life intangible assets	1,020
Goodwill	853
Deferred tax liability	(440)

$2,500

The Garritan operations results are included in the consolidated financial statements since the date of acquisition on December 30, 2011. The table below reflects our pro forma combined results of operations for the three and nine months ended September 30, 2011 (in thousands, except per share data) as if the acquisition had taken place on January 1, 2011.

	Pro Forma for the three months ended September 30, 2011	Pro Forma for the nine months ended September 30, 2011
Net Revenue	$3,965	$11,604
Net Loss	$(196)	$(677)
Basic Loss per Common Share	$(0.04)	$(0.14)

Combined results for the Company and Garritan for the three and nine months ended September 30, 2011 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•

Elimination of $5,000 and $13,000, respectively, for the three and nine months ended September 30, 2011 in sales of product by Garritan Corporation to MakeMusic, Inc. and the corresponding cost of revenues that would be eliminated in consolidation.

•	Adjustment of $8,000 and $22,000, respectively, for the three and nine months ended September 30, 2011 for amortization based on the fair value of assets acquired and estimated useful lives.

•	Additional compensation expense of $15,000 and $47,000, respectively, for the three and nine months ended September 30, 2011.

•	A reduction of $2,000 and $6,000, respectively, for the three and nine months ended September 30, 2011 to eliminate depreciation expense for property and equipment not acquired in the transaction.

•

A reduction in interest income of $3,000 and $10,000, respectively, for the three and nine months ended September 30, 2011 associated with the reduction of the Company’s cash used in funding the acquisition.

•	Tax expense of $5,000 and $8,000, respectively, for the three and nine months ended September 30, 2011 using an effective tax rate of 37% for each of the respective periods.

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

MakeMusic develops and markets two product lines, notation and SmartMusic, that reinforce each other’s features and competitiveness. The notation product line includes the well-established Finale® family of music notation software products which are utilized by music colleges and composers around the world in the creation of music scores. Finale serves a large and stable customer base, and generates revenue through sales of new version releases. Also included in the notation product line is MusicXML™, the industry standard open format for notation software and Garritan TM sound sample libraries.

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

Our first nine months of 2012 resulted in a growth in sales for MakeMusic. Overall, net revenue increased 17% during the first nine months of 2012 as compared to the first nine months of 2011. SmartMusic revenue grew 15% due to our year over year subscription growth from 176,352 subscriptions to 201,838 subscriptions. Notation revenue increased 20% primarily due to added sales of Garritan sound libraries, resulting from the acquisition of Garritan Corporation, and sales of Finale 2012 due to the timing of our release cycle. This increase was offset by lower sales of Finale PrintMusic as this product has not been updated since September 2010. Additionally, there were lower sales of Finale NotePad compared to the first nine months of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. Gross margin percentages were generally comparable at 84% in the first nine months of 2012 and 83% in the first nine months of 2011.

Operating expenses increased in the first nine months of 2012 across all operating categories. Development expenses were greater primarily due to personnel costs resulting from the addition of the Chief Technology Officer position, which was open until August of 2011, and added personnel and development costs to support technology initiatives, the addition of the Garritan sound libraries and MusicXML technologies. Selling and marketing expenses increased as a result of the planned expansion of our direct sales force, expanded product management capabilities, re-branding and company-wide strategic sales and marketing initiatives. General and administrative expenses increased primarily due to increased legal and consulting fees relating to the Tax Asset Protection Plan that became effective February 21, 2012, increased accounting fees for reporting requirements relating to the acquisition of Garritan Corporation, expenses relating to the departure of our Chief Executive Officer in June 2012 including legal fees and accrued severance expenses, and expenses relating to the financial and legal advisory services for the

Special Committee’s evaluation of strategic alternatives (the “Strategic Alternatives”). The Strategic Alternatives evaluation includes, but is not limited to, evaluation of the proposal from our largest shareholder, Launch Equity Partners, LLC, other potential strategic transactions to realize the long-term value of the Company, or continuing as an independent, public company with the Company’s current growth plans. In the first nine months of 2011, we incurred expenses of $225,000 relating to a patent infringement settlement. There were no comparable expenses in the first nine months of 2012.

Our net loss before taxes in the first nine months of 2012 was $3,718,000 compared to $840,000 in 2011. The tax benefit in the first nine months of 2012 was $1,320,000 compared to $150,000 in the first nine months of 2011. As a result of the factors mentioned, we reported net loss of $2,398,000 in the first nine months of 2012 compared to net loss of $690,000 in the first nine months of 2011.

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

We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 200,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic. The following table illustrates our quarterly SmartMusic metrics:

	Sep-11	Dec-11	Mar-12	June-12	Sep-12
Total Subscriptions	176,352	178,609	183,331	185,968	201,838
Subscriptions purchased during quarter	74,550	51,003	24,738	12,738	47,699
Educator Accounts	9,744	10,544	11,326	11,201	12,565

Our educational sales organization focuses on direct school district sales in the United States and Canada, aiming at the 17,000 schools who match our ideal demographic profile. We increased the size of our educational sales force from 7 to 13 in 2011 to strengthen our strategic sales initiatives. During the first nine months of 2012, we hired a sales executive to lead our sales and business development initiatives.

The following table illustrates the total net new SmartMusic educator subscriptions for each quarter during the year ended December 31, 2011 and the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012:

Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405
12/31/2011	13,297	894	2,616	79%	3,327	13,480	183
3/31/2012	13,480	878	2,067	76%	2,726	13,699	219
6/30/2012	13,699	675	2,033	76%	2,662	13,745	46
9/30/2012	13,745	1,614	4,752	86%	5,515	14,596	851

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two-month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic educator subscriptions. In the third quarter of 2012, the educator renewal rate was 86%. This is an improvement from a renewal rate of 76% in each of the first and second quarters of 2012 and is comparable to the renewal rate in the second quarter of 2011. During the second quarter of 2011, we implemented a subscription promotion for our customers that provided for a 15-month subscription for the price of 12 months. We believe that some SmartMusic customers not only renewed early as a result of this promotion but also increased the number of subscriptions purchased during that period. The subscriptions renewed in the second quarter of 2011 under the 15-month subscription promotion renewed during the third quarter of 2012.

In 2012, we are focused on four strategic initiatives that include enhancing our technology architecture, extending our core product value into new product innovations and platforms, developing new and leveraging existing distribution channels and strengthening our marketing strategy focusing on our brand promise. We are making investments in each of these initiatives to provide anticipated growth opportunities in the future.

We have achieved positive cash flow from operations for the last seven years, including the most recent year ended December 31, 2011. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our Finale release cycle. Due to current economic conditions, concerns over school budgets and our planned strategic investments, we are cautious regarding our future financial projections. We expect increased revenues and, in particular, growth in SmartMusic subscriptions and sound library sales from the acquisition of Garritan Corporation. However, our investments in our operations and technology have and will continue to result in reduction in cash balances during 2012.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

Results of Operations

Comparison of the three and nine-month periods ended September 30, 2012 to the three and nine-month periods ended September 30, 2011

Net Revenue ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$2,377	$1,647	$730	44%	$6,766	$5,653	$1,113	20%
SmartMusic	2,438	2,158	280	13%	6,273	5,459	814	15%

Total	$4,815	$3,805	$1,010	27%	$13,039	$11,112	$1,927	17%

Net revenue for the three months ended September 30, 2012 increased 27% compared to net revenue for the three months ended September 30, 2011 and increased 17% when comparing the nine months ended September 30, 2012 and 2011.

Notation revenue increased by $730,000, to $2,377,000, when comparing the three-month periods ended September 30, 2012 and 2011 and by $1,113,000, to $6,766,000, when comparing the nine months ended September 30, 2012 and 2011. Sales of Finale in the third quarter of 2012 were higher than the comparable quarter of 2011 as customers anticipated the release of the new product version in October 2011 which slowed sales in the third quarter of last year. Other increases during the 2012 quarter included $216,000 of added Garritan sound libraries sales due to the acquisition of Garritan Corporation in December 2011. These increases were partially offset by lower Finale PrintMusic sales as this product has not been updated since September 2010. Additionally, Finale NotePad sales are lower when compared to the third quarter of 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. Increases during the nine months ended September 30, 2012 were primarily due to increased direct Finale sales and $699,000 added sales of Garritan sound libraries resulting from the acquisition of Garritan Corporation. This increase was offset by lower sales of Finale PrintMusic and Finale NotePad compared to the nine months ended September 30, 2011.

SmartMusic revenue for the three months ended September 30, 2012 was $2,438,000, an increase of $280,000, or 13%, over the three months ended September 30, 2011 and an increase of $814,000, or 15%, to $6,273,000, when comparing the nine months ended September 30, 2012 and 2011. The increase in revenue is primarily due to the growth of total SmartMusic subscriptions. SmartMusic subscriptions have increased due in part to our direct sales force which focuses on district-level sales. During the third quarter of 2012, we also began selling SmartMusic subscriptions and accessories through a dealer channel. Revenue for subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the three-month period ended September 30, 2012 was $1,835,000, an increase of $221,000, or 14%, over the three-month period ended September 30, 2011. Total earned SmartMusic subscription revenue for the nine-month period ended September 30, 2012 was $5,330,000, an increase of $795,000, or 18%, over the nine-month period ended September 30, 2011.This increase was due to the increase in the total number of subscriptions and average sales price per subscription. Total unearned SmartMusic subscription revenue (deferred revenue), including deferred subscription sales to our dealer channel, was $4,900,000 as of September 30, 2012, an increase of $898,000, or 22%, over the balance at September 30, 2011 and an increase of $615,000, or 14%, compared to the balance of $4,285,000 at December 31, 2011. Deferred SmartMusic revenue represents the future revenue to be recorded on current subscriptions and fluctuates based on new subscription sales, subscriptions sold to our music instrument dealer channel, the total number of subscriptions and the remaining life of those subscriptions. We experience seasonal fluctuations in deferred SmartMusic revenue due to the majority of subscriptions purchased during the fall back-to-school season.

SmartMusic has shown sustained growth since its launch. The number of educators who had purchased SmartMusic as of September 30, 2012 was 12,565, an increase of 29% over the 9,744 educators that had purchased it as of September 30, 2011. Total SmartMusic subscriptions as of September 30, 2012 number 201,838, representing a net gain of 25,486, or 14%, over the September 30, 2011 subscription count of 176,352.

Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the quarter ended September 30, 2012 was $475,000, which was an increase of $65,000, or 16%, from the revenue of $410,000 for SmartMusic accessories in the quarter ended September 30, 2011. Revenue for the sales of SmartMusic accessories for the nine months ended September 30, 2012 was $739,000, which was an increase of $60,000, or 9%, from $679,000 of SmartMusic accessories revenue in the nine months ended September 30, 2011. This increase is primarily due to an increase in the number of net new subscriptions added during the three and nine months ended September 30, 2012 as compared to the number of net new subscriptions added during the same periods of the prior year and sales of accessories to our dealer channel in the third quarter of 2012.

Gross profit ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$2,218	$1,522	$696	46%	$6,259	$5,261	$998	19%
SmartMusic	1,744	1,500	244	16%	4,698	3,940	758	19%

Total	$3,962	$3,022	$940	31%	$10,957	$9,201	$1,756	19%

Gross profit in the three months ended September 30, 2012 increased by $940,000, to $3,962,000, compared to the three months ended September 30, 2011. Gross profit for notation increased by $696,000, to $2,218,000, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the increase in notation revenue attributed to increased Finale sales and the acquisition of Garritan Corporation. Gross profit for SmartMusic increased by $244,000, to $1,744,000, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the increase in SmartMusic revenue. Gross profit in the nine months ended September 30, 2012 increased by $1,756,000, to $10,957,000, compared to the nine months ended September 30, 2011. Gross profit for notation increased $998,000, to $6,259,000 for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the increase in notation revenue attributed to increased Finale sales and the acquisition of Garritan Corporation. Gross profit for SmartMusic increased $758,000, to $4,698,000 for the nine months ended September 30, 2012 compared to the same period in 2011 due to the increase in SmartMusic revenue.

Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for repertoire and SmartMusic Gradebook and Garritan software development costs, shipping, and credit card fees. Capitalized SmartMusic repertoire is amortized over a five-year period. Repertoire development amortization as a percentage of SmartMusic revenue was 13% for the nine months ended September 30, 2012 and 12% for the nine months ended September 30, 2011. Total gross margins as a percentage of sales were 82% and 79%, respectively, for the three months ended September 30, 2012 and 2011 and 84% and 83%, respectively, for the nine-month periods ended September 30, 2012 and 2011. Gross margins for notation as a percentage of sales were generally comparable at 93% and 92%, respectively, for the three-month periods ended September 30, 2012 and 2011 and were 93% for each of the nine months ended September 30, 2012 and 2011. Gross margins for SmartMusic as a percentage of sales were 72% and 70%, respectively, for the three months ended September 30, 2012 and 2011 and were 75% and 72%, respectively, for the nine months ended September 30, 2012 and 2011. We expect future gross margins as a percentage of sales to remain generally comparable with historical levels.

Development expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$725	$442	$283	64%	$2,254	$1,419	$835	59%
SmartMusic	790	290	500	172%	2,097	1,053	1,044	99%
Other	456	239	217	91%	1,106	799	307	38%

Total	$1,971	$971	$1,000	103%	$5,457	$3,271	$2,186	67%

Development expenses increased 103% to $1,971,000, from $971,000, when comparing the three months ended September 30, 2012 and 2011. Development expenses increased 67% to $5,457,000, from $3,271,000, when comparing the nine months ended September 30, 2012 and 2011. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, Garritan sound libraries, MusicXML, SmartMusic and SmartMusic Gradebook products, as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Notation development expenses increased due to personnel costs relating to the Chief Technology Officer position, which was open until August of 2011, mobile application development and added personnel and contractor costs to support our technology architecture modernization and the Garritan sound libraries and MusicXML technologies. SmartMusic development expenses increased primarily due to personnel costs relating to the Chief Technology Officer position and contract labor to support our strategic developments. During the quarter ended September 30, 2012, 129 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, as compared to no new large ensemble titles released in the quarter ended September 30, 2011. A total of 3,280 large ensemble titles are available in SmartMusic as of September 30, 2012.

Selling and marketing expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr	%	2012	2011	Incr	%
Notation	$588	$407	$181	44%	$1,791	$1,216	$575	47%
SmartMusic	822	670	152	23%	2,286	1,655	631	38%
Other	436	307	129	42%	1,028	761	267	35%

Total	$1,846	$1,384	$462	33%	$5,105	$3,632	$1,473	41%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development, product management and customer service activities and payroll. Sales and marketing expenses increased 33%, to $1,846,000, for the three months ended September 30, 2012 compared to $1,384,000 for the three months ended September 30, 2011. Selling and marketing expenses increased 41%, to $5,105,000, during the nine months ended September 30, 2012, compared to $3,632,000 for the nine months ended September 30, 2011. Notation selling and marketing expenses increased primarily due to company-wide strategic marketing initiatives, Garritan product promotions and expanded product management capabilities. SmartMusic selling and marketing expenses increased due to increased personnel relating to our direct sales organization, expanded product management capabilities and strategic sales and marketing initiatives for SmartMusic. Other selling expenses increased primarily due to website, company-wide branding and social media investments.

General and administrative expense ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr (Decr)%		2012	2011	Incr (Decr)%
Notation	$5	$16	$(11)	-69%	$39	$59	$(20)	-34%
SmartMusic	27	27	0	0%	53	61	(8)	-13%
Other	1,091	864	227	26%	4,085	2,884	1,201	42%

Total	$1,123	$907	$216	24%	$4,177	$3,004	$1,173	39%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, amortization of certain intangible assets with finite lives, bad debt and other general corporate expenses. General and administrative expenses increased by 24% to $1,123,000 during the three months ended September 30, 2012 compared to $907,000 for the same period of 2011. General and administrative expenses increased by 39% to $4,177,000 during the nine months ended September 30, 2012, compared to $3,004,000 for the same period of 2011. Other general and administrative costs increased during the nine months ended September 30, 2012 primarily due to legal and consulting fees relating to the Tax Asset Protection Plan that was effective February 21, 2012, accounting fees for reporting requirements relating to the acquisition of Garritan Corporation, legal fees and accrued severance expenses relating to the departure of our Chief Executive Officer in June 2012 and financial and legal advisory services related to the evaluation of Strategic Alternatives.

Patent litigation accrual

Patent litigation costs of $225,000 were included in operating expenses during the nine months ended September 30, 2011. There were no comparable expenses in the nine months ended September 30, 2012.

Income/(Loss) from operations ($ in thousands)

	3 Months Ended September 30,				9 Months Ended September 30,
	2012	2011	Incr (Decr)%		2012	2011	Incr (Decr)%
Notation	$900	$649	$251	39%	$2,175	$2,567	$(392)	-15%
SmartMusic	105	522	(417)	-80%	262	1,171	(909)	-78%
Other	(1,983)	(1,411)	(572)	41%	(6,219)	(4,669)	(1,550)	33%

Total	$(978)	$(240)	$(738)	308%	$(3,782)	$(931)	$(2,851)	306%

Net loss from operations increased by $738,000 to $978,000 for the three months ended September 30, 2012 compared to $240,000 in the three months ended September 30, 2011. Net loss from operations increased by $2,851,000 to $3,782,000 for the nine months ended September 30, 2012 compared to $931,000 in the nine months ended September 30, 2011. The notation segment results for the third quarter of 2012 reflect an increase in income from operations due to increased revenues, which was offset by increased development and selling and marketing expenses. The notation segment results for the nine months ended September 30, 2012 reflect a decrease in income from operations due to increased development and selling and marketing expenses, which was offset by increased revenues. Income from operations for SmartMusic decreased during the three and nine-month periods ended September 30, 2012 when compared the same periods in 2011. SmartMusic revenue increases due to the increased number of subscriptions, which were offset by the increased development and selling and marketing expenses. The increase in the loss from other activities was due to increased legal and consulting fees relating to the Tax Asset Protection Plan effective February 21, 2012, accounting fees for reporting requirements relating to the acquisition of Garritan Corporation, legal fees and accrued severance expenses relating to the departure of our Chief Executive Officer in June 2012 and financial and legal advisory services related to the evaluation of Strategic Alternatives.

Net Loss

Net loss in the three months ended September 30, 2012 was $620,000, or $0.13 per basic and diluted share, compared to net loss of $205,000, or $0.04 per basic and diluted share, in the three months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 was $2,398,000, or $0.49 per basic and diluted share, compared to net loss of $690,000, or $0.14 per basic and diluted share, in the same period of 2011. The increase in net loss in the first quarter of 2012 is primarily due to increased operating expenses as explained above. The net tax benefit was $347,000 in the three months ended September 30, 2012 and $1,320,000, on a net basis, for the nine months ended September 30, 2012, compared to a net tax expense of $3,000 and net tax benefit of $150,000, respectively, for the three and nine months ended September 30, 2011. The increased tax benefit is attributed to the greater loss from operations.

Liquidity and capital resources

Net cash used in operating activities was $1,601,000 for the nine months ended September 30, 2012, compared to $713,000 of cash used in operating activities in the nine months ended September 30, 2011. The increase in cash used in the first nine months of 2012 compared to the same period in 2011 is primarily due to the greater net loss reported in the first nine months of 2012 and the increase in deferred income taxes, partially offset by increased accrued liabilities relating to legal fees and severance expenses.

Net cash used in investing activities was $1,797,000 for the nine months ended September 30, 2012, compared to $692,000 cash used in investing activities for the comparable period of 2011. The increase is primarily due to an increase in capitalization of software development, primarily relating to the technology architecture modernization relating to our notation business, repertoire development and Garritan sound libraries. Our spending on repertoire development increased due to the overall number of titles being developed.

Net cash used in financing activities was $4,000 in the first nine months of 2012 compared to $246,000 in the first nine months of 2011. During the first nine months of 2011, $291,000 was used to repurchase company shares under the Stock Repurchase Program. The Stock Repurchase Program was discontinued effective May 6, 2011. Therefore, no cash was used to repurchase shares during the first nine months of 2012.

Cash and cash equivalents as of September 30, 2012 was $5,894,000 compared to $9,881,000 as of December 31, 2011. The decrease in cash is due to seasonality and increased operational spending during the first nine months of 2012. Our quarterly revenues and operating cash flows are typically seasonal, with the first and second quarters being historically lower than the third and fourth quarters. This seasonal pattern is primarily due to timing of the historical upgrade releases of Finale, which in recent years has occurred in the second or third quarters, and school budget cycles. We are not anticipating a major Finale product release during 2012 as we focus on upgrading the underlying technology, file format and further product enhancements for future releases. The next Finale release is anticipated mid-2013.

We are investing in our technology, development and sales and marketing initiatives, and while we expect an increase in our revenues and, in particular, continued growth in SmartMusic subscriptions, plus sales of Garritan sound libraries, we expect an overall reduction in our cash balances until our next Finale release. Nevertheless, we expect that our revenues will yield sufficient cash to finance our operations for the next twelve months.

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

Forward Looking and Cautionary Statements

The preceding discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Management’s Discussion and Analysis may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” “anticipate,” and similar words or expressions. The forward-looking statements in this report generally relate to: our expectations relating to the synergies that exist between our two product lines; future operating results, including revenues, cash flows from operations and gross margins; revenue growth from new SmartMusic subscriptions; our expectations with regard to the growth potential of SmartMusic and the growth opportunities created by our recent acquisitions; our expectations, including release dates, regarding our future product offerings; our expectations regarding our target business model and strategic initiatives, including enhancement of our technology architecture, product innovation and extension to new platforms, development and leveraging of existing distribution channels, and strengthening of our marketing strategy; our beliefs relating to adequacy of capital resources; and the Board and Special Committee’s evaluation of strategic alternatives. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. MakeMusic cautions investors that many important factors have affected, and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this release and elsewhere by MakeMusic or on its behalf. These factors include, but are not limited to: unforeseen capital demands; the market acceptance of Finale, SmartMusic, SmartMusic Gradebook and other products; the success of our direct sales efforts; our ability to leverage our recent acquisitions; risks and uncertainties relating to a possible transaction and process of exploring strategic alternatives; the maintenance of strategic partnerships and customer relationships; our ability to license titles from music publishers; the effectiveness of, and our ability to implement, our target business model; our ability to execute strategic development plans with regard to technology and product improvements and the strengthening of marketing and distribution; the limited and fluctuating sales of certain of our products; the intense competition that we face; the rapid technological changes and obsolescence in the software industry; our dependence on key personnel and the proprietary nature of our technology; other general business and economic conditions (including changes to discretionary spending by schools and students);; and those factors described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties or potentially inaccurate assumptions that investors should take into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not intend to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may be party to additional legal actions, proceedings, or claims. Corresponding costs are accrued when it is reasonably possible that loss will be incurred and the amount can be precisely or reasonably estimated. We are not currently party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

There were no stock repurchases in the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	MAKEMUSIC, INC.
	By:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer, Principal Financial Officer and Principal Operating Officer)

EXHIBIT INDEX

Form 10-Q

The quarterly period ended September 30, 2012

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from this Quarterly Report on Form 10-Q, formatted in XBRL (Extensible Business Reporting Language): (i) condensed balance sheets, (ii) condensed statement of operations, (iii) condensed statements of cash flows, and (iv) the notes to the condensed financial statements.

* Filed herewith. ** Furnished herewith