Form 10-K
period 2012-12-31
MAKEMUSIC, INC.
filed 2013-03-13
CIK 920707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 1-35438

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $11,427,417 based upon the closing price of the Registrant’s Common Stock on such date. For purposes of this disclosure, shares of common stock held as of such date by persons who then held more than 10% of the outstanding shares of common stock and shares held by then-current executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,906,707 shares of Common Stock outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

Important Factors Regarding Future Results

Information provided by MakeMusic, Inc. (hereafter the “Company” or “MakeMusic”), in this Annual Report on Form 10-K, may contain forward-looking statements concerning such matters as projected financial performance, market and industry segment growth, product development and commercialization, acquisitions or other aspects of future operations. Such statements, made pursuant to the safe harbor established by the securities laws, are based on the assumptions and expectations of the Company’s management at the time such statements are made. The Company cautions investors that its performance (and, therefore, any forward-looking statement) is subject to risks and uncertainties. Various important factors including, but not limited to, those discussed in Item 1 “Cautionary Statements,” may cause the Company’s future results to differ materially from those projected in any forward-looking statement. All information presented is as of December 31, 2012, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Introduction

MakeMusic, Inc., a Minnesota corporation (referred to herein as “we,” “us,” the “Company” or “MakeMusic”), is a world leader in music education technology whose mission is to develop and market solutions that transform how music is composed, taught, learned and performed. Founded in 1992, we currently have approximately one hundred thirty employees and are headquartered in Eden Prairie, Minnesota.

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

SmartMusic

Market Need

Music teachers are challenged to reach all of their students in the way they passionately desire. The SmartMusic technology allows teachers to be more efficient and effective, allowing them to affect more of their students in ways they never imagined. SmartMusic also addresses the increasing desire and need of educators and administrators to document the assessment of student’s achievement. Assessment standards have become topics of intense interest at the state level of education administrators and MakeMusic is becoming recognized as having the technology that allows them to accomplish their goals. As a result, MakeMusic is expanding the assessment capabilities in SmartMusic to include the association of assignments to state standards, rubrics to evaluate student assignments, student portfolio and multiple choice capabilities. Students find that SmartMusic is a satisfying and helpful way to practice and learn to sing or play a musical instrument. SmartMusic allows practice to be more engaging and rewarding, which results in the acceleration of students’ growth and achievement.

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

In March 2012, MakeMusic announced an agreement with music publisher, Hal Leonard Corporation, to expand our SmartMusic music library to include popular songs and contemporary hits. These songs will be available for purchase from within the SmartMusic application on a pay-per-title basis which will be separate from the subscription price. Development and product release is scheduled to be completed in 2014.

As of December 31, 2012, SmartMusic had 2,291 titles available for band, 285 for jazz ensemble and 902 titles available for orchestra. These band and orchestra titles are in addition to the thousands of titles in SmartMusic of solo literature, numerous beginning methods and skill-development exercises including sight reading and sight singing.

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

In November 2012, we announced the spring 2013 release of an iPad® version of SmartMusic which will offer much of the functionality found in the desktop version. The app will include quality practice tools, assessment and accompaniment features as well as access to the content library with a SmartMusic subscription. The assignment capability will be available in the fall of 2013. Schools throughout the United States are using iPads in the classroom and this will bring SmartMusic’s key features to the mobile device.

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

In 2012, we filed a patent for Method and Apparatus for Computer-Mediated Timed Sight Reading with Assessment. This patent is pending.

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

SmartMusic Accessories

The primary SmartMusic accessories are the instrumental microphone and the vocal microphone headset. These microphones are inserted into the microphone input of the computer and their audio signal is routed to the SmartMusic software for recording and assessment analysis. The instrumental microphone has a plastic-coated tip that allows it to be clipped onto a musical instrument or the student’s clothing. We outsource the microphone manufacturing to suppliers who can meet the specifications at competitive pricing. During 2012, the suggested retail price of the SmartMusic microphones was $19.95 and the USB microphone for Macintosh users retailed for $29.95. When SmartMusic is used on an iPad, a microphone will not be required.

SmartMusic Subscription Business

SmartMusic is sold as an annual subscription. Currently, teacher subscriptions, which include the SmartMusic Gradebook, are priced at $140. Additional subscriptions for school computers and student home subscriptions are priced at $36. Multi-year subscriptions are also available. In July 2013, SmartMusic will be changing to a per user licensing model instead of the per device model that is currently in place. This will allow subscribers to access their subscription on any computer, anywhere. At that time, the price of an annual student academic subscription will be increasing to $40 and the price for home hobbyists will be $50. Additionally, annual school practice room licenses will be available for $8 per student. Educator subscription pricing remains unchanged at $140 per year. We evaluate our pricing on an annual basis and additional changes may occur in the future.

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

SmartMusic subscriptions are sold directly to teachers, parents and students. Marketing communications consist primarily of presentations, clinics and exhibits at music educator state conferences, e-mail and on-line. Direct sales efforts are typically aimed at major accounts matching our ideal demographic profile. We are also focusing dedicated business development efforts on key music education states and states where legislation has been enacted requiring music educators to measure growth, assess and document student progress.

SmartMusic Sales and Marketing

The market for SmartMusic is large, with student use being the largest potential market. It is estimated that approximately 55,000 school buildings offer instrumental programs and recent independent research suggests that an estimated 6,000,000 students participate in instrumental music programs in our target market with additional students participating in general music and vocal programs. We believe the key to expanding the number of subscriptions for students is producing a compelling reason for educators to make SmartMusic an integral part of their curriculum and the basis for how they assess student achievement and their alignment with state standards. Further, we believe that the majority of students will prefer the convenience and enhanced practice experience of completing SmartMusic assignments at home with the use of technology and it is this dynamic that will continue to drive subscription growth.

As of December 31, 2012, MakeMusic had more than 13,200 teacher accounts with active SmartMusic subscriptions. Since these teachers are already using SmartMusic, they will likely be the first to adopt SmartMusic Gradebook and embrace the concept of requiring students to submit frequent SmartMusic assignments. Therefore, this group of users represents one of our most important target segments. We are able to track when each teacher creates a SmartMusic Gradebook account, when they set up a class and the number of students enrolled. As a result, we have the ability to tailor our direct marketing messages.

The SmartMusic solution provides administrators with the ability to easily measure individual student achievement and growth, create and deliver district-wide curriculum and provide parents with secure on-line access to student assignments and grades. Based on this solution, MakeMusic has established a direct sales organization. The major account representatives have an objective of calling on district decision-makers and individual band, orchestra and choral directors.

Prospecting efforts are largely based on major accounts in target states based on student population, average household income and geography. Priorities are established by leads obtained at tradeshows and clinics and identifying current users in target districts and requesting their assistance in setting up a meeting and presentation with district decision-makers and other music educators within the district and in neighboring districts.

Our SmartMusic marketing efforts are primarily focused on the U.S. and Canadian markets and directed at public and private school music administrators, instrumental music and choral educators and their students. With the new assessment capabilities, we will also be expanding our focus to general music educators. In addition to aggressive direct marketing programs, MakeMusic participates in more than 30 annual music educator conventions and presents SmartMusic clinics in a variety of settings, including webinars, to cultivate demand.

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

At this time, no competitor has a library of content comparable to SmartMusic. Nor does any competitor have SmartMusic Gradebook functionality, the Follow Me feature, or the ability to utilize Finale files for user-created content. We believe these features, as well as our long-standing relationships with major industry partners, our existing subscriber base, our comprehensive repertoire and our competitive pricing strategies, represent significant competitive barriers, but we can make no assurances that SmartMusic will not face challenging competition in the future. Market entrants who are introducing products with limited comparable features to SmartMusic include Chromatik Inc., Miso Media Inc. and Tonara.

Notation—Finale products

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

The Finale product is currently translated into German, French, Italian, Swedish and Japanese. All transactions with our international customers are completed in U.S. currency.

Finale PrintMusic® and Finale SongWriter® are entry-level music notation software products, retailing for $119.95 and $49.95, respectively. Each contains a subset of the notation tools contained in the Finale product. These products allow us to offer entry-level products to the retail customer, thereby expanding the base of registered users and increasing the potential for sales of notation software upgrades. These products are targeted to a broad audience in the education and general consumer marketplace. They are both available through our reseller network as well via download directly from our website. In addition they are also sold internationally and available in German, French, Dutch, Italian and Japanese.

Finale NotePad® is an introduction to the Finale notation family and provides a quick and easy method to transform musical ideas into printed music. Finale NotePad was available via download for $9.95 in 2011. Beginning on February 15, 2012, it was offered free of charge.

Finale SongBook™, released in June 2012, is a free music app that enables iPad users to view, play and print electronic sheet music. SongBook directly supports files created by the Finale family of music notation software and is offered free of charge.

Finale Sales and Marketing

As of December 31, 2012, Finale notation products were sold through approximately 50 distributors serving countries world-wide. In the United States and Canada, the Finale family of notation products is sold by channel-specific distributors and retailers in the musical instrument, educational and consumer electronic channels, as well as directly from our website. Our products are merchandised through a combination of websites, catalogs and in-store displays. We support these efforts with a modest co-op advertising program. We have a domestic distribution agreement with Hal Leonard Corporation, the largest music publisher in the world, to provide our products to U.S. and Canadian musical instrument and print music retailers. Additionally, Finale 2012 was offered for sale via download from our website in 2011.

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

Internationally, Finale notation products are represented by key distributors in many overseas territories. Finale is translated into German, French, Japanese, Swedish and Italian. MakeMusic markets a variety of Finale notation education offerings to schools, students and other qualified institutions including the Finale Academic edition and the Finale site license. The Finale site license provides educational discounts for volume purchases.

Education sales have steadily increased, although the mix is shifting towards site licenses indicating wider acceptance and use of Finale notation software in educational settings.

Customers can also utilize Finale software to create accompaniments for use with SmartMusic. A Finale file is saved as a SmartMusic accompaniment and becomes part of the SmartMusic solution. This interplay provides MakeMusic with cross-marketing opportunities between Finale and SmartMusic users and products and also provides a unique differentiator in the marketplace.

As more products are increasingly purchased on-line and software specifically is increasingly downloaded, or in the case of mobile devices, downloaded only, we expect to see a continued shift towards direct downloaded notation sales and lower sales through our distribution channel. During 2012, we made significant investments in standardizing the Finale file format and modernizing our Finale engine, which drives all the Finale notation products and the SmartMusic product. We will continue to invest in improving the user experience, as standards of expectation of the interface have become well established. These investments are required to leverage the capabilities of newer operating systems and the devices and delivery that customers expect to be able to use with software. We believe that continued investments in our Finale engine and user experience will ensure the long-term health and viability of our business.

Finale Patents

In 2012, we filed a patent for Distribution of Audio Sheet Music as an Electronic Book. This patent is pending.

Finale Competition

The notation market is highly competitive and includes competitors such as, Avid/Sibelius Software, NOTION Music, Inc., Gvox/Encore, MusScore, Noteflight and Capella Software. Competitive factors in marketing Finale products include product features, quality, brand recognition, ease of use, customer support, our long-tenured development team, merchandising, distribution channels, retail shelf space and price. We believe we compete effectively through regular upgrades and marketing initiatives and continue to maintain dominant market share.

Notation—Garritan Sound Libraries

In December 2011, MakeMusic acquired Garritan Corporation, a leading provider of virtual software instruments. Garritan software libraries are used in conjunction with music-writing software such as Finale and provide realistic sounds comparable to a live performance. Garritan sounds are widely used in television, film, game audio and on concert stages. Samples of Garritan sound libraries are also incorporated into Finale and are part of MakeMusic’s notation product line.

The suite of Garritan libraries include Garritan Personal Orchestra, World Instruments, Concert & Marching Band, Jazz & Big Band, Instant Orchestra and the recent releases of Classic Pipe Organs and Garritan Harps. The suggested retail prices for the libraries range from $99.95 to $179.95. Upgrades from prior versions are also available for $49.95. The Garritan Ultimate Collection, which combines six Garritan virtual software instrument libraries, was released in November 2012 with a suggested retail price of $600. As of December 31, 2012, Garritan sound libraries were sold through approximately 20 distributors serving countries world-wide as well as direct from our website. MakeMusic intends to release two to four new sound libraries annually to expand the Garritan suite of products.

Garritan Competition

The virtual instrument sound library market is competitive and includes competitors such as EastWest/Quantum Leap, Miroslav Philharmonik, Vienna Symphonic, ProjectSAM and Fable Sounds. Garritan libraries are differentiated by their affordable price point and easy-to-use libraries that work in the learning and production environments. They contain instruments representing all families of orchestral instruments: strings, woodwinds, brass, percussion, and keyboard instruments.

Synergies between SmartMusic and Notation products

From a technology perspective, there are considerable synergies between the SmartMusic business and the Finale notation business because the products benefit from shared technologies. The Finale notation technology, for example, is used within SmartMusic to display, among other things, sheet music, exercises and beginning band method songs. It is this technology that puts red and green notes on the screen to show SmartMusic students what they played incorrectly and how to correct their mistakes. The synergistic integration between SmartMusic and Finale notation products represents a differentiator for our notation products and provides a barrier to entry into the marketplace. Likewise, the ability to create SmartMusic repertoire using the Finale product is a major benefit for SmartMusic customers. Additionally, samples of Garritan sounds are incorporated into Finale.

General Information

Customer Support

As of December 31, 2012, customer support for all products is handled by 25 employees and as of December 31, 2011, our customer support staff totaled 21. They are supported by knowledge-based software that allows customers to ask questions on-line at www.finalemusic.com , www.smartmusic.com and www.garritan.com and then presents them with answers. As new questions are asked by customers, the database of questions and answers is expanded. This software reduces the number of contacts reaching customer support employees and thus enhances efficiency, reduces cost and provides a better experience for customers.

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

Dependence on Major Customers

As of December 31, 2012, no distributor or direct customer for either our SmartMusic or Finale products represented more than 10% of total revenue.

Product Development

At December 31, 2012 and 2011, there were 54 and 53 employees, respectively, involved in product development for SmartMusic and Finale products at MakeMusic. This staff engages in research and development of new products, enhancements to existing products, business systems support, repertoire development and quality assurance testing. Outside contractors are also used to support our product development initiatives.

MakeMusic’s non-capitalized expenditures for product development were $7,554,000 and $4,638,000 in 2012 and 2011, representing 42.6% and 27.3% of gross revenues, respectively. These expenses include the costs for our notation upgrades, product maintenance releases and support for our business systems. Product development costs increased significantly in 2012 due to modernization efforts, file format standardization, user experience enhancements, the addition of MusicXML and Garritan sound libraries, and expansion to mobile platforms.

Trademarks

We own the registered trademarks in the United States for Allegro®, Dolet®, Finale®, Finale Allegro®, Finale NotePad®, Finale PrintMusic®, Finale Reader®, Finale SongWriter®, Finale Viewer ®, FinaleScript®, Garritan Instant Orchestra®, Garritan Personal Orchestra®, Gigapiano®, Gigastudio®, Gigasampler®,HumanPlayback®, HyperScribe®, In the Beginning,Was the Note®, Intelligent Accompaniment®, MakeMusic®, MicNotator®, Recordare®, Sampalaign Sonic Morphing ®, ScoreManager®, SmartFind and Paint®, SmartMusic®, SmartMusic Impact®, StudioView®, and TempoTap®, and In addition, the names Finale®, Finale in Katakana®, Finale NotePad®, Finale PrintMusic®, Finale SongWriter®, Finale Viewer ®, Garritan®, Intelligent Accompaniment®, MakeMusic®, SmartMusic® and The Art of Music Notation® have been protected in some foreign countries. We have applied for trademark registration in the United States for ARIA EngineTM, ARIA PlayerTM, Finale SongBookTM, GarritanTM, Garritan Classic Pipe Organs TM, Garritan Concert & Marching BandTM , Garritan Jazz & Big BandTM. Garritan Ultimate Collection TM, Garritan World Instruments TM, SmartMusic GradeBookTM and SmartMusic InboxTM. In addition to our own registered trademarks listed above, this report also contains references to trademarks owned by third parties.

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

Transaction with LaunchEquity

On March 13, 2013, we announced that LaunchEquity Acquisition Partners, LLC Designated Series Education Partners (“Parent”), LEAP Acquisition Corporation, a wholly-owned subsidiary of Parent (“Purchaser”), and LaunchEquity Partners, LLC, a direct or indirect sponsor entity of Parent and Purchaser (“LaunchEquity”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with us whereby Parent will acquire us. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $4.85 per share in cash (the “Offer”). It is anticipated that the Offer will be commenced around the end of March 2013. The Offer is subject to customary conditions.

Following the successful completion of the Offer, Purchaser will, as the second step, merge with MakeMusic, and all shares of our common stock not purchased in the Offer (other than shares held by Purchaser or Parent and shares for which appraisal rights are perfected under applicable law) will be converted into the right to receive $4.85 in cash per share (the “Merger”). In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow this second step, back-end merger to be conducted as a “short-form” merger under Minnesota law, which would not require a shareholder vote. The Merger is subject to customary conditions.

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

Our forward-looking statements generally relate to the following: the transactions under the Merger Agreement with LaunchEquity and its affiliates; expected benefits from our business development efforts; our intent to expand our product and content offerings, including the development of sound libraries, the addition of titles and method books to SmartMusic, the develop and release of new products and features, additions to our pay-per-title licensing program and the expansion of our products to additional platforms, such as iPad; beliefs about our ability to compete in the music software industry; expectations and beliefs relating to our vendors, contractors and suppliers; beliefs about the impact of intellectual property and licensing rights and our ability to develop, license and maintain intellectual property rights in the future; expectations relating to our business model and strategy; expectations with regard to the growth of SmartMusic and the identification of metrics that are indicative of such growth; the adequacy of our leased facility; expectations with respect to sales strategies and future product distribution methods; expected development, production, marketing, capital, selling, general and administrative, and other expenses; beliefs relating to the market penetration of our products, including expectations in regard to subscription rates, site agreements, international sales, synergies between our products lines, and sales; expectations regarding our results of operations; expectations and beliefs regarding executive compensation arrangements; beliefs with respect to realization of deferred tax assets and our intent to retain earnings for use in operations. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. We do not intend to update any forward-looking statements unless required by law. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

We currently believe that we have sufficient capital, but we may have other future capital needs. We experienced a net decrease in cash in 2012 due to lower operating cash flow and expenses related to planned investments in product development and sales and marketing initiatives and general and administrative expense increases. We expect our operating cash flows to be positive in the future, provided we continue to increase revenue and manage expenses. We believe our cash reserves are sufficient to execute our strategies. If we do not maintain positive cash flow, or if there is a significant change in our business plan or operating results, we may need additional capital in the form of debt or equity financing to continue to operate the business. There is no assurance that additional debt or equity financing will be available to us on favorable terms or at all.

We are dependent upon our new product development efforts. Additional development work is required to increase the breadth of and provide periodic upgrades to our SmartMusic and Finale products, to expand the accompaniment repertoire for SmartMusic and to release new sound sample libraries. There can be no assurance that our timetable for any of our development plans will be achieved, that sufficient development resources will be available, that we will be able to retain or maximize contributions from key individuals who joined MakeMusic as part of our recent acquisitions, that development efforts will be successful, or that we will achieve the anticipated revenue growth associated with these product offerings.

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

Certain of our products have limited and fluctuating sales. Sales of our SmartMusic subscription products have not achieved, and may not achieve, significant levels. Further, Internet sales have fluctuated, as have sales of Finale products, which are historically higher following the release of product upgrades and were impacted in 2012 due to no Finale product release during the year. We believe that results of operations may fluctuate as a result of, among other things, the purchasing cycle of the education market and the timing of releases of new products and product upgrades. Certain states have had significant budget deficits and education funding cuts, which could negatively impact sales of products to the education market. Additionally, we have rapidly expanded our direct educational sales organization. There is no guarantee that our sales strategy will result in increased SmartMusic subscriptions. We may also have limited success retaining sales personnel.

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

We have incurred operating losses in the past and may incur losses in the future. While we were profitable for the seven years prior to fiscal 2012, we incurred losses from operations in fiscal 2012 and may incur such losses in the future. In order to continue to develop our business and planned product and service offerings, we will be required to continue to devote capital to, among other things, marketing and development efforts. There can be no assurance that we will operate profitably or provide an economic return to investors.

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

The success of our web-based products and services is dependent upon our ability to protect user information and comply with data protection laws and regulations. In connection with the use of our web-based products, users provide us with certain personal information. The collection, use, disclosure or security of personal information or other privacy-related matters are regulated by applicable data protection laws. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities, individuals or others, which could potentially have an adverse effect on our business. Further, federal, state, and international regulations regarding privacy and data protection may become more stringent in the future, which could increase our cost of compliance.

In addition, as our SmartMusic Gradebook product is web-based, the amount of data we store for our users on our servers and in the cloud (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against system failure or security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of subscribers to our products.

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

Significant management judgment is required for certain financial statement entries. As explained in more detail in Item 7 below under the heading “Critical Accounting Estimates,” the preparation of our financial statements requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. For example, during 2009, based upon our operating results in recent years and through December 31, 2009 as well as an assessment of our expected future results of operations, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we released $2,564,000 of our valuation allowance. If management’s assumptions were inaccurate or management’s judgment was otherwise erroneous, we may be required to adjust the valuation allowance in subsequent financial reporting periods.

We may be unable to realize all of our net deferred tax assets in the future. As of December 31, 2012, we had cumulative federal net operating loss carry-forwards of approximately $16,031,000 million, which may be utilized in certain circumstances to offset future U.S. taxable income. However, future utilization of NOL carry-forwards is subject to certain limitations, and our ability to use NOL’s in the future will be substantially limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code. Our Board of Directors has adopted a Tax Asset Protection Plan (the “Plan”) in order to reduce the likelihood that we experience an ownership change that would limit the use of NOL carry-forwards, but there can be no assurance that the Plan will be effective in preventing an ownership change. In addition, while the Plan is in effect, it could discourage or prevent a merger, tender offer or proxy contest that shareholders may view as favorable, as well as discourage or prevent the accumulation of substantial blocks of shares for which some shareholders might receive a premium above market value. It could also affect the liquidity of the market and the price for our common stock. Further, we may incur significant general and administrative expenses if the Plan is triggered. For additional information regarding the Plan, please refer to our Current Report on Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

If our acquisition by LaunchEquity is not completed as expected, our stock price, business and results of operations may suffer. On March 13, 2013, it was announced that LaunchEquity and two of its affiliates, Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $4.85 per share in cash (the “Offer”). The Offer is expected to commence in late March and is subject to customary conditions.

Following the successful completion of the Offer, Purchaser will, as the second step, merge with MakeMusic, and all shares of our common stock not purchased in the Offer (other than shares held by Purchaser or Parent and shares for which appraisal rights are perfected under applicable law) will be converted into the right to receive $4.85 in cash per share (the “Merger”). In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow this second step, back-end merger to be conducted as a “short-form” merger under Minnesota law, which would not require a shareholder vote. The Merger is subject to customary conditions.

The Offer or the Merger may not be consummated in a timely manner or at all if, among other things, an insufficient number of shares are tendered in the Offer, the Offer or the Merger is prevented or delayed by litigation, or closing conditions are not satisfied. If the Offer or the Merger are not consummated, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:

•

activities related to the proposed transactions and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•	the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed; and

•	we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Our corporate facility is leased under an operating lease arrangement and consists of approximately 25,000 square feet of office and warehouse space at 7615 Golden Triangle Drive, Suite M, Eden Prairie, Minnesota, 55344. Rent and maintenance over the remaining lease term are approximately $367,000 on an annual basis and the lease expires June 30, 2016. We believe our leased space will be adequate for the foreseeable future.

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

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol MMUS. The following table sets forth the high and low sales prices of our common stock for the periods set forth:

		2012		2011
		High	Low	High	Low
Common Stock	First Quarter	$4.70	$3.95	$5.30	$4.51
	Second Quarter	4.90	3.37	5.51	4.60
	Third Quarter	4.13	3.46	5.28	4.78
	Fourth Quarter	4.07	3.80	5.37	3.92

As of December 31, 2012, we had 100 registered shareholders.

Dividends

We have never paid cash dividends on any of our securities. We do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the fiscal quarter or year ended December 31, 2012 that have not been previously reported.

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

MakeMusic develops and markets two product lines, SmartMusic learning software for band, jazz ensemble, orchestra and voice and music notation software including Finale, MusicXML and Garritan sound libraries. We believe these innovative products reinforce each other’s features and competitiveness and will allow us to achieve positive operating results. The well-established Finale family of music notation software products is utilized by music colleges and composers around the world in the creation of music scores. Finale serves a large and stable customer base and generates consistent revenue through sales of new version releases.

Overall, net revenue in 2012 increased 4% compared to 2011. SmartMusic revenue grew 15% due to our year over year subscription growth from 178,609 to 209,418. Notation revenue decreased 4% due to lower Finale sales as a result of no product release in 2012 and lower sales of Finale PrintMusic as this product has not been updated since September 2010. Additionally, there were lower sales of Finale NotePad compared to 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. Reductions in notation sales were partially offset by added sales of Garritan sound libraries, resulting from the acquisition of Garritan Corporation on December 30, 2011. Gross margin percentages were generally comparable at 83% in 2012 and 84% in 2011.

Operating expenses increased in 2012 across all operating categories. Development expenses were greater primarily due to personnel costs resulting from the addition of the Chief Technology Officer position, which was open until August of 2011, added personnel and development costs to support technology initiatives, and the addition of Garritan sound libraries and MusicXML technologies.

Selling and marketing expenses increased as a result of planned expansion of our direct sales force, expanded product management capabilities, re-branding and company-wide strategic sales and marketing initiatives.

General and administrative expenses increased due to the Tax Asset Protection Plan that become effective February 21, 2012, increased accounting fees for reporting requirements relating to the acquisition of Garritan Corporation, expenses relating to the departure of our Chief Executive Officer in June 2012 including legal fees and severance expenses, and expenses relating to the financial and legal advisory services for the Special Planning Committee’s evaluation of strategic alternatives (the “Strategic Alternatives”). On July 15, 2012, the Company received a proposal from Launch Equity Partners, LLC to acquire the operating assets of the Company. The evaluation includes, but is not limited to, evaluation of the proposal from Launch Equity Partners, LLC, other potential strategic transactions to realize the long-term value of the Company, or continuing as an independent, public company with the Company’s current business plans. In 2011, we incurred expenses of $225,000 relating to a patent infringement settlement. There were no comparable expenses in 2012.

Our net loss before taxes in 2012 was $4,872,000 compared to net income before taxes of $254,000 in 2011. We reported a tax benefit of $1,220,000 in 2012 and a tax expense in 2011 of $250,000. As a result of the factors mentioned, we reported net loss of $3,652,000 in 2012 compared to net income of $4,000 in 2011.

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

In July of 2011, we released a mobile application called SmartMusic InboxTM. SmartMusic Inbox is a free application for both Android and iOS platforms for mobile use by SmartMusic teachers enabling them to listen and grade assignments with ease and mobility. We have also announced the upcoming launch of SmartMusic on the iPad in the spring of 2013. The app will includes quality practice tools, assessment and accompaniment features as well as access to the content library with a SmartMusic subscription. The assignment capability will be available in the fall of 2013.

We are expanding the assessment capabilities in SmartMusic to include the association of assignments to state standards, rubrics to evaluate student assignments, student portfolio and multiple choice capabilities. We believe that our technological investments in SmartMusic have created a digital pipeline between our growing subscriber base of more than 209,000 and the music publishers who provide SmartMusic content. This growing platform is a strategic asset for MakeMusic.

The following table illustrates our quarterly SmartMusic metrics:

	Dec-11	Mar-12	Jun-12	Sep-12	Dec-12
Total Subscriptions	178,609	183,331	185,968	201,838	209,418
Subscriptions purchased during quarter	51,003	24,738	12,738	47,699	59,650
Educator Accounts	10,544	11,326	11,201	12,565	13,250

Our educational sales organization focuses on direct school district sales aimed at the major accounts who match our ideal demographic profile. We increased the size of our educational sales force from 7 to 13 in 2011 to strengthen our strategic sales initiatives. Additionally, during 2012, we hired a sales executive to lead our sales and business development initiatives.

The following table illustrates the total net new SmartMusic educator subscriptions for each quarter during the years ended December 31, 2011 and December 31, 2012:

Educators:
Quarter End Date	Beginning Subscriptions	New Subscriptions	Renewed Subscriptions	Renewal Rate	Subscriptions Ended	Quarter End Subscriptions	Quarterly Net New Subscriptions
3/31/2011	12,360	741	2,026	77%	2,618	12,509	149
6/30/2011	12,509	742	2,232	86%	2,591	12,892	383
9/30/2011	12,892	1,420	3,957	80%	4,972	13,297	405
12/31/2011	13,297	894	2,616	79%	3,327	13,480	183
3/31/2012	13,480	878	2,067	76%	2,726	13,699	219
6/30/2012	13,699	675	2,033	76%	2,662	13,745	46
9/30/2012	13,745	1,614	4,752	86%	5,515	14,596	851
12/31/2012	14,596	1,073	3,099	83%	3,746	15,022	426

We define renewed subscriptions as those subscriptions that educators purchase within the two-month period after their prior subscription ended. Because of changes to the start of school from year to year, fluctuations in the date that music teachers implement their curriculum, and promotional programs that encourage early renewals, the majority of subscribers renew their subscriptions within approximately a two-month window of the anniversary date of their previous subscription rather than exactly on the anniversary date. As a result, we believe that using the above definition of a renewal more accurately reflects the renewal rate for SmartMusic educator subscriptions. In the third quarter of 2012, the educator renewal rate was 86%. This is an improvement from a renewal rate of 76% in each of the first and second quarters of 2012 and is comparable to the renewal rate in the second quarter of 2011. During the second quarter of 2011, we implemented a subscription promotion for our customers that provided for a 15-month subscription for the price of 12 months. We believe that some SmartMusic customers not only renewed early as a result of this promotion but also increased the number of subscriptions purchased during that period. The subscriptions renewed in the second quarter of 2011 under the 15-month subscription promotion renewed during the third quarter of 2012. We ended the fourth quarter of 2012 with a renewal rate of 83%.

In 2012, we focused on four strategic initiatives that include enhancing our technology architecture, extending our core product value into new product innovations and platforms, developing new and leveraging existing distribution channels and strengthening our marketing strategy focusing on our brand promise. We made investments in each of these initiatives to provide anticipated growth opportunities in the future. As a result of these planned investments and no Finale product release in 2012, we experienced negative cash flow from operations. Prior to the year ended, December 31, 2012, we had achieved positive cash flow from operations for the last seven years. Our quarterly results will fluctuate as a result of the seasonality of the education market and timing of our Finale upgrade cycle. Due to current economic conditions, concerns over school budgets and planned technology investments, we remain cautious regarding our future financial projections. However, with revenues from future products releases and the growth in SmartMusic subscriptions, we feel that we can achieve positive operating cash flow for the next twelve months while leveling the investments in our operations and technology.

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

Allowance for doubtful accounts. Our distribution of notation products in domestic and international markets through independent dealers and distributors concentrates relatively large amounts of receivables in relatively few customer accounts; however, none are greater than 10% of the total revenue. Some international customers pay for the product prior to shipment; domestic dealers and distributors who do not prepay are granted payment terms and credit limits based on credit checks and account history. We have successfully done business with most of our dealers and distributors for many years. There were no significant uncollectible accounts in 2012 or 2011.

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

When a new version of Finale is released, dealers and distributors retain the right to return any unsold versions of the prior release (approximately 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The history of these returns is tracked and revenue is deferred based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.

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

Capitalized software costs. Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed, which requires the capitalization of certain software development costs incurred after technological feasibility is established. Technological feasibility is established when the detailed program design and all planning and testing activities are completed. Capitalization of computer software costs shall cease when a product is available for general release to customers. We capitalize the costs of producing any new software product, which includes individual song titles to be included as repertoire with the SmartMusic product. The estimated economic life of SmartMusic Gradebook, whose capitalization and market introduction was completed in 2007, has been established as five years. This five-year amortization period is consistent with the initial licensing term for the large ensemble titles available in SmartMusic that have pre-authored assignments for use by teachers within SmartMusic Gradebook. Similarly, upon release of a large ensemble song title into SmartMusic, we amortize the related capitalized software costs over the estimated life of the song, not to exceed the five-year licensing period. A reserve is recorded for an estimate of song titles that will not be released. Historically, annual development of notation products consisted of maintenance costs that were expensed as incurred. During 2012, capitalized software included the costs of new Garritan sound libraries and costs relating to the updated infrastructure and modernization of the code base of our existing Finale software. We will continue to review our amortization period for capitalized software costs as considered necessary based upon any new information and information gained in our review of the net realizable value of unamortized costs.

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

As of December 31, 2012, we had U.S. net operating loss carry-forwards of approximately $16,031,000, federal alternative minimum tax carry-forwards of $140,000, Minnesota net operating loss carry-forwards of $3,624,000, federal research and development tax credits of $1,193,000 and Minnesota research and development tax credits of $461,000. The losses and tax credits are carried forward for federal and state corporate income taxes and may be used to reduce future taxes.

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Prior to the fourth quarter of 2009, we remained uncertain on how economic conditions would impact our back to school selling cycle and annual financial results. Based upon our strong performance in the fourth quarter of 2009, our operating results in recent years and an assessment of our expected future results of operations, we determined in 2009 that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, during the fourth quarter of 2009, we reduced our valuation allowance by $2,564,000, representing the approximate estimated tax on three years of forecasted net income. Due to uncertainties related to our ability to utilize the balance of our deferred tax assets, as of December 31, 2012 and 2011, we have retained a valuation allowance of $6,060,000 and $5,690,000, respectively. Should the remaining $6,060,000 valuation allowance be reversed in the future, a liability of up to $3,113,000 would have to be established for uncertain tax positions.

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

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Net Revenue ($ in thousands)

	Year Ended December 31,
	2012	2011	Incr (Decr)%
Notation	$9,080	$9,467	($387)	-4%
SmartMusic	8,662	7,527	1,135	15%

Total	$17,742	$16,994	$748	4%

Net revenue increased 4% from $16,994,000 in 2011 to $17,742,000 in 2012.

Notation revenue decreased $387,000 from $9,467,000 for the year ended December 31, 2011 to $9,080,000 for the year ended December 31, 2012. Notation revenue decreased due to the lack of a Finale or Finale PrintMusic release during the year. Additionally, there were lower sales of Finale NotePad compared to the year ended December 31, 2011 because we began offering the product as a free download effective with the release of Finale NotePad 2012 on February 15, 2012. These decreases were partially offset by $1,019,000 of added Garritan sound library sales due to the acquisition of Garritan Corporation in December 2011.

SmartMusic revenue increased by $1,135,000 from $7,527,000 for the year ended December 31, 2011 to $8,662,000 for the year ended December 31, 2012. The increase in revenue reflects the continued growth of the SmartMusic product that was originally launched in 2001 and the SmartMusic Gradebook product that was released in 2007. The increase also reflects the expansion of our direct sales force which focuses on major account sales.

SmartMusic is sold to schools, students and music organization members on a subscription basis. Revenue for these subscriptions is recognized over the life of the subscription which is typically 12 months. Total earned SmartMusic subscription revenue for the year ended December 31, 2012 was $7,335,000, an increase of $1,128,000, or 18%, over the year ended December 31, 2011. This increase is due to the increase in the total number of subscriptions. Total unearned SmartMusic subscription revenue (deferred revenue) was $5,229,000 as of December 31, 2012, an increase of $944,000, or 22%, over the balance at December 31, 2011. Deferred SmartMusic revenue represents the future revenue to be recognized on current subscriptions.

SmartMusic has shown sustained growth since its launch. As of December 31, 2012, 13,250 educators have purchased SmartMusic, an increase of 26% over the 10,544 educators that had purchased it as of December 31, 2011. Total SmartMusic subscriptions as of December 31, 2012 numbered 209,418, representing a net gain of 30,809, or 17%, over the December 31, 2011 subscription count of 178,609.

Many SmartMusic customers, especially new customers, also purchase accessories (primarily microphones and foot pedals) that are used with the software. Revenue for the sales of accessories, included in the SmartMusic revenue category, for the year ended December 31, 2012 was $1,040,000, an increase of 6% over revenue of $981,000 for SmartMusic accessories for the year ended December 31, 2011.

Gross Profit ($ in thousands)

	Year Ended December 31,
	2012	2011	Incr (Decr)%
Notation	$8,351	$8,852	($501)	-6%
SmartMusic	6,427	5,385	1,042	19%

Total	$14,778	$14,237	$541	4%

Gross profit increased by $541,000 from $14,237,000 for the year ended December 31, 2011, to $14,778,000 for the year ended December 31, 2012. Notation gross profit declined due to the decrease in notation revenue and the Garritan libraries having a lower margin than the Finale products. SmartMusic gross profit increased due to the increase in SmartMusic revenue, which resulted from an increased number of subscribers. Cost of revenue includes product costs, royalties paid to publishers, amortization of capitalized software development costs for Garritan sound libraries, repertoire and SmartMusic Gradebook software development costs, shipping, and credit card fees. Gross margin was generally comparable as a percentage of revenue was 83% and 84%, respectively, for the years ended December 31, 2012 and 2011.

Development expense ($ in thousands)

	Year Ended December 31,
	2012	2011	Incr	%
Notation	$3,005	$1,985	$1,020	51%
SmartMusic	2,892	1,549	1,343	87%
Other	1,657	1,104	553	50%

Total	$7,554	$4,638	$2,916	63%

Development expenses increased $2,916,000, or 63%, from $4,638,000 in 2011 to $7,554,000 in 2012. Development expenses consist primarily of internal payroll, payments to independent contractors and related expenses for the development and maintenance of our Finale notation, Garritan sound libraries, MusicXML, SmartMusic and SmartMusic Gradebook products, as well as non-capitalized SmartMusic repertoire development, business systems and quality assurance. Other development expenses are unallocated expenses not directly attributable to a particular segment and include IT infrastructure and website support costs.

The increase in development expenses for Notation was primarily due to planned investments, including personnel costs relating to the Chief Technology Officer position, which was open until August of 2011, mobile application development and added personnel and contractor costs to support our technology architecture modernization, the Garritan sound libraries and MusicXML technologies. SmartMusic development expenses increased primarily due to personnel costs and contract labor to support our planned product development initiatives including introduction of SmartMusic on the iPad, expanding the assessment capabilities of SmartMusic and our pay-per-title initiative which is anticipated to be launched in 2014. During the year ended December 31, 2012, 591 new SmartMusic large ensemble band, jazz ensemble, and orchestra titles with pre-authored assignments were released, compared to 415 new titles during the year ended December 31, 2011. Net content development expenditures of $616,000 in 2012 and $589,000 in 2011 related to this additional SmartMusic repertoire have been capitalized and are being amortized over their estimated useful life of 5 years.

Other development expenses increased as a result of increased spending in our business systems department to support our internal infrastructure.

In 2013, we expect our development expenses to decline slightly from 2012 expenditures. While we continue to invest in our technology architecture, expansion to mobile devices, new product releases with expanded capabilities and modernizing our applications, we intend to reduce our use of external development contractors.

Selling and marketing expense ($ in thousands)

	Year Ended December 31,
	2012	2011	Incr	%
Notation	$2,422	$1,726	$696	40%
SmartMusic	3,096	2,266	830	37%
Other	1,416	1,190	226	19%

Total	$6,934	$5,182	$1,752	34%

Selling and marketing expenses primarily consist of marketing, advertising and promotion expenses, business development and customer service activities, and payroll. Selling and marketing expenses increased $1,752,000, or 34%, from $5,182,000 in 2011 to $6,934,000 in 2012. Notation selling and marketing expenses increased primarily due to company-wide strategic marketing initiatives, Garritan product promotions and expanded product management capabilities. SmartMusic selling and marketing expenses increased due to increased personnel relating to our direct sales organization, expanded product management capabilities and strategic sales and marketing initiatives for SmartMusic. Other selling expenses increased primarily due to company-wide branding including our website redesign and social media investments.

We expect our future selling and marketing expenses to be generally comparable to 2012 results with modest decreases as we complete our company-wide branding projects and website redesign.

General and administrative expense ($ in thousands)

	Year Ended December 31,
	2012	2011	Incr (Decr)%
Notation	$50	$75	($25)	-33%
SmartMusic	75	78	(3)	-4%
Other	5,141	3,900	1,241	32%

Total	$5,266	$4,053	$1,213	30%

General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel, professional services, facility costs, and other general corporate expenses. General and administrative expenses increased by $1,213,000, or 30%, from $4,053,000 in 2011 to $5,266,000 in 2012. Other general and administrative costs increased during 2012 primarily due to legal and consulting fees relating to the Tax Asset Protection Plan that was effective February 21, 2012, accounting fees for reporting requirements relating to the acquisition of Garritan Corporation, legal fees and severance expenses relating to the departure of our Chief Executive Officer in June 2012 and financial and legal advisory services related to the evaluation of Strategic Alternatives.

We expect our future general and administrative expenses to decrease compared to 2012 due to the one-time nature of certain expenses incurred in 2012.

Patent litigation expense

We reached a confidential settlement with Uniloc USA, Inc. and Uniloc Singapore Private Limited in April 2011, which resulted in patent litigation costs of $225,000 for the year ended December 31, 2011. There were no comparable expenses during year ended December 31, 2012

Income/(Loss) from operations ($ in thousands)

	Year Ended December 31,
	2012	2011	(Decr)%
Notation	$2,874	$5,066	($2,192)	-43%
SmartMusic	365	1,492	(1,127)	-76%
Other	(8,214)	(6,419)	(1,795)	-28%

Total	($4,976)	$139	($5,114)	-3680%

Net loss from operations was $4,976,000 in 2012. This is a decrease of $5,114,000 from the net income of $139, 000 in 2011. The decline in operating income was primarily due to the overall increase of $5,656,000 in operating expenses, when compared to the same period last year.

The notation segment net income decreased from $5,066,000 in 2011 to $2,874,000 in 2012. The decrease was primarily attributable to increased development, selling and marketing expenses. SmartMusic income from operations decreased $1,127,000 to $365,000 in 2012. The decrease was due to increased development and selling and marketing expenses, partially offset by higher revenue due the increased number of SmartMusic subscriptions. Other loss from operations increased $1,795,000 to $8,214,000 in 2012 primarily due to increased general and administrative expenses.

Other income, net

Other income, net was $104,000 for the year ended December 31, 2012, compared to $115,000 for the year ended December 31, 2011. Other income, net consists primarily of net interest income of $62,000 for the year ended December 31, 2012, compared to $90,000 of net interest income for the year ended December 31, 2011. The decrease in net interest income was due to a lower cash balance during the year.

Income tax

We recorded a net income tax benefit of $1,220,000 for the year ended December 31, 2012, compared to an income tax expense of $250,000 for the year ended December 31, 2011.

In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including operating results from the most recent fiscal years and our assessment of expected future profitability and the overall prospects for our business. Based on all the available evidence, in the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, we reduced our valuation allowance by approximately $2,564,000. As of December 31, 2012 and December 31, 2011, the valuation allowance recorded against our net deferred tax assets was $6,060,000 and $5,690,000, respectively. In the event the valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of up to $3,113,000. Significant management judgment is required to determine when, in the future, the realization of our net deferred tax assets will become more likely than not. We will continue to assess the realizability of the tax benefit available based on actual and forecasted operating results.

An ownership change would also limit the use of the tax benefits in our NOL carry-forwards. Our Board of Directors has adopted a Tax Asset Protection Plan in order to discourage any person or group from becoming a 5-percent shareholder and dissuade existing 5-percent or greater shareholders from acquiring additional share of our common stock.

Liquidity and capital resources

Cash used in operating activities was $1,365,000 in the year ended December 31, 2012 compared to cash provided by operating activities of $1,269,000 in the year ended December 31, 2011, an increase in cash used of $2,634,000. The increase in cash used in operating activities was primarily due to the net loss for fiscal 2012 partially offset by the increase in deferred revenue relating to SmartMusic subscriptions.

Our primary liquidity and capital requirements have related to adding titles and method books to SmartMusic and investing in other product development efforts. Cash used in investing activities was $2,216,000 in the year ended December 31, 2012, compared to $3,278,000 in the year ended December 31, 2011, a decrease of $1,062,000. During the fourth quarter of 2011, we used $2,344,000 to purchase Garritan Corporation and select assets of Recordare, LLC. There were no comparable acquisitions in 2012. In 2012, we increased our investment in product development. Current year expenditures were $1,167,000 for development of our notation and sound library technologies and $616,000 for capitalization of repertoire development. In 2011, we had no comparable expenditures for development of our notation and sound library technologies and had expenditures of $588,000 for capitalization of repertoire development. We expect development spending to decrease in the future due to the significant investment in our notation technology initiatives made in 2012. Capitalization of new sound library technologies is expected to continue in the future.

Net cash provided by financing activities was $15,000 in the year ended December 31, 2012, compared to cash used of $227,000 in the year ended December 31, 2011. In 2011, we used $291,000 of cash to repurchase company shares under our November 2010 Stock Repurchase Program which was in effect until May 6, 2011. During 2011, $111,000 was received for the exercise of stock options and warrants, versus $20,000 received in 2012. During 2011, two individuals exercised stock options under a cashless exercise and, as a result, cash proceeds of $22,000 were used to pay taxes withheld. We do not expect any significant cash to be provided by the exercise of stock options in 2013 due to our current stock price in comparison to the exercise prices of our outstanding options.

As of December 31, 2012, we had cash and cash equivalents of $5,730,000 and as of December 31, 2011, the balance was $9,296,000. This decline is primarily attributed to the net loss incurred in 2012 due to the lack of a Finale release, our increased investments in technology, sales and marketing and increased general and administrative expenses.

We expect that cash and our revenues, in particular, through continued growth in SmartMusic subscriptions and the mid-2013 release of Finale, will be sufficient to finance our operations for at least the next twelve months.

Recent Events

On March 13, 2013, it was announced that LaunchEquity and two of its affiliates, Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $4.85 per share in cash (the “Offer”). The Offer is expected to commence in late March and is subject to customary conditions.

Following the successful completion of the Offer, Purchaser will, as the second step, merge with MakeMusic, and all shares of our common stock not purchased in the Offer (other than shares held by Purchaser or Parent and shares for which appraisal rights are perfected under applicable law) will be converted into the right to receive $4.85 in cash per share (the “Merger”). In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow this second step, back-end merger to be conducted as a “short-form” merger under Minnesota law, which would not require a shareholder vote. The Merger is subject to customary conditions.

Contractual Obligations and Commitments

As of December 31, 2012, our contractual cash obligations consist of future minimum lease payments due under non-cancelable capital and operating leases as follows:

	Capital Lease	Operating Lease	Total Lease
	Obligations	Obligations	Obligations
	(in thousands)
2013	$4	$207	$211
2014	4	211	215
2015	3	215	218
2016	—	108	108
2017	—	—	0
Thereafter	—	—	—

	$11	$741	$752

Our current capital lease obligations relate to a copier lease which terminates in May 2015.

Our operating lease obligations relate to our facility lease which terminates in June 2016.

From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2012, no such losses existed.

Off-Balance Sheet Arrangements

None.

New accounting pronouncements.

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MakeMusic, Inc.

We have audited the accompanying balance sheets of MakeMusic, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MakeMusic, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota

March 13, 2013

MakeMusic, Inc.

Balance Sheets

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,730	$9,296
Accounts receivable (net of allowance of $7 and $9 in 2012 and 2011, respectively)	1,286	1,539
Inventories	392	291
Deferred income taxes, net	2,612	2,338
Prepaid expenses and other current assets	429	362

Total current assets	10,449	13,826
Property and equipment, net	631	441
Capitalized software products, net	3,927	3,113
Finite life intangible assets	782	1,020
Goodwill	4,483	4,483
Deferred income taxes, net	1,086	57

Total assets	$21,358	$22,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$3	$4
Accounts payable	875	585
Accrued compensation	961	676
Other accrued expenses	673	508
Post contract support	125	125
Reserve for product returns	344	214
Current portion of deferred revenue	5,161	4,208

Total current liabilities	8,142	6,320
Capital lease obligations, net of current portion	6	—
Deferred revenue, net of current portion	115	123

Total liabilities	8,263	6,443

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 10,000,000 Issued and outstanding shares – 4,906,707 and 4,934,020 in 2012 and 2011, respectively	49	49
Additional paid-in capital	67,180	66,930
Accumulated deficit	(54,134)	(50,482)

Total shareholders’ equity	13,095	16,497

Total liabilities and shareholders’ equity	$21,358	$22,940

See accompanying notes.

MakeMusic, Inc.

Statements of Operations

(In thousands of U.S. dollars, except share and per share data)

	Year
	Ended December 31,
	2012	2011
Notation revenue	$9,080	$9,467
SmartMusic revenue	8,662	7,527

NET REVENUE	17,742	16,994
COST OF REVENUES	2,964	2,757

GROSS PROFIT	14,778	14,237

OPERATING EXPENSES:
Development expenses	7,554	4,638
Selling and marketing expenses	6,934	5,182
General and administrative expenses	5,266	4,053
Patent litigation expense	—	225

Total operating expenses	19,754	14,098

INCOME (LOSS) FROM OPERATIONS	(4,976)	139
Other income, net	104	115

Net income (loss) before income tax	(4,872)	254
Income tax expense (benefit)	(1,220)	250

NET INCOME (LOSS)	($3,652)	$4

Income (Loss) per common share:
Basic	($0.74)	$0.00
Diluted	($0.74)	$0.00
Weighted average common shares outstanding:
Basic	4,915,896	4,896,922
Diluted	4,915,896	4,917,557

See accompanying notes.

MakeMusic, Inc.

Statement of Shareholders’ Equity

(In thousands of U.S. dollars, except shares)

			Additional
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2010	4,895,983	$49	$66,632	$ (50,486)	$16,195
Exercise of stock options and warrants	31,448	—	111	—	111
Redemption of stock, net of cashless option exercise	1,208	—	(4)	—	(4)
Issuance of restricted shares	65,381	—	63	—	63
Share based compensation	—	—	419	—	419
Repurchase of common stock	(60,000)	—	(291)	—	(291)
Net income	—	—	—	4	4

BALANCE AT DECEMBER 31, 2011	4,934,020	49	66,930	(50,482)	16,497
Exercise of stock options	8,000	—	20	—	20
Issuance of restricted shares	3,099	—	7	—	7
Forfeiture of restricted shares	(38,412)		(26)		(26)
Share based compensation	—	—	249	—	249
Net loss	—	—	—	(3,652)	(3,652)

BALANCE AT DECEMBER 31, 2012	4,906,707	$49	$67,180	$ (54,134)	$13,095

See accompanying notes.

MakeMusic, Inc.

Statements of Cash Flows

(In thousands of U.S. dollars)

	Year
	Ended December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	($3,652)	$4
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,453	1,138
Loss on disposal of assets	8	—
Deferred income taxes, net	(1,303)	165
Share based compensation, net of forfeitures	223	482
Net changes in operating assets and liabilities, excluding the effect of 2011 business acquisitions:
Accounts receivable	253	(255)
Inventories	(101)	(90)
Prepaid expenses and other current assets	(67)	(110)
Accounts payable	290	(29)
Accrued expenses and reserve for product returns	586	(668)
Deferred revenue	945	632

Net cash (used in) provided by operating activities	(1,365)	1,269

Cash flows from investing activities
Purchases of property and equipment	(433)	(346)
Business acquisitions, net of acquired cash	—	(2,344)
Capitalized development and other intangibles	(1,783)	(588)

Net cash used in investing activities	(2,216)	(3,278)

Cash flows from financing activities
Proceeds from stock options exercised	20	111
Payments for redemption of stock options	—	(22)
Repurchase of common stock	—	(291)
Payments on capital leases	(5)	(25)

Net cash provided by (used in) financing activities	15	(227)

Net decrease in cash and cash equivalents	(3,566)	(2,236)
Cash and cash equivalents, beginning of year	9,296	11,532

Cash and cash equivalents, end of year	$5,730	$9,296

Supplemental disclosure of cash flow information
Interest paid	$2	$3
Income taxes paid	97	124
Non-cash investment and financing activities
Equipment acquired under capital lease	11	—

See accompanying notes.

Notes to Financial Statements

1. Description of Business

MakeMusic develops and markets proprietary music technology solutions under the Finale®, SmartMusic® and GarritanTM brands that enhance music learning and composition, increase productivity, make practicing and performing music engaging and provides virtual sound libraries. Our innovative products provide easy-to-use, efficient alternatives to traditional practice, education, and composition techniques. Software product sales are made through traditional distribution channels and MakeMusic’s websites. During the fourth quarter of 2011 MakeMusic acquired Garritan Corporation, a developer and provider of software sound libraries and select assets of Recordare LLC, an internet music publishing and software company.

2. Summary of Significant Accounting Policies

Revenue Recognition

Notation revenue, including the Finale suite of products and Garritan sound libraries, is primarily derived from the sale of perpetual license agreements to end users and a dealer network for “off the shelf” products which are easily installed and used by the customer. Post contract support revenue is recognized at the time of sale, the cost associated with the support is accrued. SmartMusic subscription revenue is generated from the sale of term license agreements with a subscription to our current repertoire of songs and access to all future titles released during the subscription period. SmartMusic revenue is recognized over the lives of the term license agreements. Software revenue is recognized in accordance with ASC 985-605, Software – Software Revenue Recognition when all of the following conditions are met: there is evidence of an agreement with the customer, delivery has occurred, the total sales price is fixed and determinable, collection is probable, and any uncertainties with regard to customer acceptance are insignificant. We recognize revenue from the sale of SmartMusic accessories based on the fair value of the individual components based on standalone sales.

When a new version of Finale is released, dealers retain the right to return any unsold versions of the prior release (approximately 10% of total prior year sales) in exchange for an equal number of units of the updated version of the product that is returned. The history of these returns is tracked and revenue is deferred based on the expected return rate until the new product is released, at which time the product may be returned for credit provided the customer places an equivalent (number of units) order for the new version.

Shipping and handling charges are accounted for in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, (formerly EITF No. 00-10) with all charges to customers for shipping and handling included in revenues and all costs in cost of revenues. Net revenue for the years ended December 31, 2012, and 2011 includes $374,000 and $528,000 of shipping and handling revenue, respectively. Cost of revenue for the years ended December 31, 2012 and 2011 includes $252,000 and $348,000 of shipping expense, respectively.

We record revenue net of any sales tax, use tax and value added tax. Sales taxes collected from our customers are included in accounts payable until remitted to the appropriate taxing jurisdiction.

Net Income (Loss) Per Common Share

For the year ended December 31, 2012, diluted net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the year. The effect of options outstanding is excluded for the year ended December 31, 2012 because the effect is anti-dilutive. For year ended December 31, 2011, diluted net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the year, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share (Note 4). The dilutive effect of the additional shares for the year ended December 31, 2011 was to increase the weighted average common shares outstanding by 20,635.

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

At December 31, 2012, and 2011, the carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximated their market values based on the short-term maturities of these instruments.

Cash and Cash Equivalents

Cash equivalents consist of money market funds in which carrying value approximates market value because of the short maturity of these instruments. The money market fund utilized by MakeMusic invests in United States dollar denominated securities that present minimal credit risk and consists of debt securities issued or guaranteed by the United States government or by United States government agencies or instrumentalities and repurchase agreements fully collateralized by the United States Treasury and United States government securities. Cash balances at December 31, 2012 and 2011 exceed FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

The Company maintains an allowance for doubtful accounts based on bad debt history and analysis of specific past due accounts. Analysis of the customers’ ability to pay includes contact through statements, e-mail, and telephone as well as consideration of the customers’ payment history. If the analysis indicates any customers are unlikely to pay, the accounts are written off against the allowance for doubtful accounts, and if significant, may be sent to collections.

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

Capitalized Software Products

Capitalized software products consist of expenditures to develop software products for sale, including repertoire software and Garritan sound libraries.

2. Summary of Significant Accounting Policies (Continued)

Capitalized Software Products

Costs incurred in the development of software products are capitalized in accordance with ASC 985-20, Software – Costs of Software to be Sold, Leased or Marketed. The Company evaluates the unamortized capitalized costs compared to the estimated net realizable value of each product to determine if the capitalized costs are recoverable. Costs incurred on notation products relating to the annual development of upgrades are expensed as incurred.

Costs capitalized in accordance with ASC 985-20 for the development of SmartMusic Gradebook application as of December 31, 2011, net of amortization and reserves were $25,000. The capitalized amount represents costs of developing the SmartMusic Gradebook interface to the SmartMusic application as technological feasibility had been established through the successful selling of the core SmartMusic application. The capitalized costs were amortized over a five-year period and were fully amortized as of December 31, 2011.

As of December 31, 2012, and 2011, costs capitalized for the development of repertoire software, net of amortization and reserves, were $1,881,000 and $2,102,000, respectively. The capitalized amount represents costs of producing product masters for new songs as technological feasibility had been established by the inclusion of solo repertoire in earlier SmartMusic versions. When a title is available for release, expenditures related to that title are no longer capitalized and the capitalized cost of the title is amortized over a five-year period using the straight-line method.

During the fourth quarter of 2011, MakeMusic obtained developed software in the acquisitions of Recordare LLC and Garritan Corporation. Software acquired includes Music XML, Dolet Software and Aria Player. During 2012, MakeMusic capitalized costs relating to the modernization efforts of its notation software which extended the useful life of the Finale product and new sound libraries. As of December 31, 2012, capitalized software, net of amortization, was $2,046,000. Capitalized software is amortized over a five to twenty-year period using the straight-line method. For the years ended December 31, 2012 and 2011, amortization expense was $956,000 and $891,000, respectively.

Finite Life Intangible Assets

Finite life intangible assets are primarily related to acquired sound sample libraries and trademarks and are amortized over their estimated useful lives of 3 to 7 years for the libraries and 20 years for the trademarks. For the years ended December 31, 2012 and 2011, amortization expense was $243,000 and $6,000, respectively.

Goodwill

Goodwill represents the cost in excess of fair value of the tangible and identified intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but rather is reviewed for impairment annually in the fourth quarter of MakeMusic’s fiscal year, or more often if indicators of impairment exist (see Note 3).

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

Significant management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Each reporting period, management reviews various factors including, but not limited to, prior results of operations, projected future operations, changes in technology and tax planning strategies to determine if an adjustment is needed to the valuation allowance.

In the fourth quarter of 2009, we determined that it had become more likely than not that we would realize a portion of our net deferred tax assets. As a result, we reversed approximately $2,564,000 of our valuation allowance in fiscal year 2009 which was recorded as an income tax benefit. As of December 31, 2012 and December 31, 2011, we have retained a valuation allowance of approximately $6,060,000 and $5,690,000, respectively, against net deferred tax assets. Currently, the Company uses its forecasted book income plus permanent differences for the succeeding five years, together with reversing taxable temporary differences and potential tax planning strategies to estimate how much of its net deferred tax asset will more likely than not be realized. Any future potential increase or decrease of the valuation allowance is dependent on our future ability to realize the deferred tax assets that are affected by the future profitability of MakeMusic. An ownership change would also limit the use of the tax benefits on MakeMusic’s NOL carryforwards. In early 2012, MakeMusic’s Board of Directors adopted a Tax Asset Protection Plan in order to discourage any person or group from becoming a 5-percent shareholder and dissuade existing 5-percent or greater shareholders from acquiring additional shares of MakeMusic common stock. For more information regarding the Plan, please refer to MakeMusic’s Form 8-K filed on February 22, 2012, together with the exhibits attached thereto.

The following table illustrates the change in our reserve for uncertain tax positions during the year ended December 31, 2012, none of which is reflected as a liability on our balance sheets ($ in thousands):

Balance at January 1, 2012	$3,166
Additions based on tax positions related to the current year	—
Net reductions for tax provisions of prior years	(53)
Settlements	—

Balance at December 31, 2012	$3,113

In the event the remaining valuation allowance on the net operating losses expiring in 2023 is reversed we will need to recognize a reserve for uncertain tax positions of up to $3,113,000.

Interest and penalties related to any uncertain tax positions would be accounted for as a long-term liability with the corresponding expense being charged to current period non-operating expenses. As of December 31, 2012 and December 31, 2011, we have not recognized any liability related to interest and penalties. The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate is zero based on the fact that we currently have a full reserve against our unrecognized tax benefits.

As of December 31, 2012, there are no open positions for which the unrecognized tax benefits will significantly increase or decrease during the next twelve months. Additionally, tax years still open for examination by federal and state agencies as of December 31, 2012, are 2007 to 2011.

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

A stock-based compensation plan is currently offered to MakeMusic employees, board members, and consultants. This plan is administered by the compensation committee of the Board of Directors, which recommends to the Board those persons eligible to receive awards and the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Note 4 for additional information related to our stock-based compensation plans.

Stock based compensation expense, net of forfeitures, for the year ended December 31, 2012 was $223,000. Stock based compensation expense for the year ended December 31, 2011 was $419,000, plus an additional $6,000 accrued until restricted shares which were issued in 2012.

During 2012 and 2011, we used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table:

	2012	2011
Risk-free interest rate	0.57%	1.12%
Expected life, in years	3.4	4.4
Expected volatility	57.08%	69.66%
Dividend yield	0.00%	0.00%

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

Advertising and Promotion

Product costs for promotional samples are classified in the statement of operations as sales and marketing expense. Costs associated with the purchase of tradeshow booths and equipment are included in capitalized property and equipment and depreciated over their estimated useful lives. All other advertising costs are expensed as incurred. Sales and marketing expenses include advertising expense of $972,000 and $780,000 for the years ended December 31, 2012 and 2011, respectively.

Use of Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Significant items subject to estimates and assumptions include the allowances for doubtful accounts and inventory obsolescence, accruals for sales returns and post contract support, stock based compensation, capitalization of software development costs, realizability of deferred tax assets, fair value of reporting units and the fair value of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from those estimates.

3. Supplemental Balance Sheet Information

Inventories

Inventories consist of the following:

	December 31,
	2012	2011
	(In thousands)
Components	$233	$168
Finished goods	188	149
Reserve for obsolescence	(29)	(26)

	$392	$291

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011
	(In thousands)
Computer equipment and software	$2,933	$2,607
Office furniture and other	747	650

	3,680	3,257
Less accumulated depreciation	(3,049)	(2,816)

	$631	$441

Depreciation expense for years ended December 31, 2012 and 2011 was $254,000 and $247,000, respectively.

Certain equipment has been financed through capital lease contracts. Leased property and equipment includes $11,000 of gross assets held as capital leases during 2012 and $222,000 during 2011 which had accumulated depreciation of $1,000 and $220,000 as of December 31, 2012 and 2011, respectively. Leased property and equipment in 2011 included $203,000 for a phone system lease that expired in April 2011 and is fully depreciated. The lease had a buy-out option which was executed upon lease expiration.

3. Supplemental Balance Sheet Information (Continued)

Capitalized Software Products

Capitalized software products are as follows:

	December 31,
	2012	2011
	(In thousands)
Repertoire development	$5,461	$4,982
Software translation	125	125
SmartMusic website	461	461
SmartMusic Gradebook development	511	511
Music XML	673	673
Aria Player	226	226
Dolet Software	91	91
Finale software development	746	—
Garritan sound library development	415	—

	8,709	7,069
Less accumulated depreciation and amortization	(4,782)	(3,956)

	$3,927	$3,113

Amortization expense related to the capitalized software was $956,000 and $891,000 for the years ended December 31, 2012, and 2011, respectively. Of the $3,927,000 in capitalized software as of December 31, 2012, $514,000 is for repertoire development in progress that has not yet been released into a current product, $746,000 is for Finale software development that has not been released and $351,000 is for Garritan sound library development that has not been released. Of the $3,113,000 in capitalized software as of December 31, 2011, $491,000 is for repertoire development in progress that had not been released. When the repertoire development content that is currently in development is released into current product, these additional amounts will also be amortized over five years on a straight-line basis. The Finale software development, when released, will be amortized over three years on a straight-line basis. Garritan sound libraries will be amortized over six years on an accelerated basis. The estimated future amortization expense for existing capitalized software is as follows:

(In thousands)
2013	$1,058
2014	966
2015	783
2016	493
2017	209
Thereafter	418

$3,927

3. Supplemental Balance Sheet Information (Continued)

Finite Life Intangible Assets

Finite life intangible assets include both complete and incomplete sound sample libraries and trademarks acquired upon the purchase of Garritan Corporation on December 30, 2011.

Finite life intangible assets are as follows:

	December 31,
	2012	2011
	(In thousands)
Soundware Sample Libraries, Misc.	$72	$72
Soundware Sample Libraries – Complete Technology	421	421
Soundware Sample Libraries – Incomplete Technology	307	307
Trademarks	225	220

	1,025	1,020
Less amortization	(243)	—

	$782	$1,020

Amortization expense related to finite life intangibles was $243,000 for the year ended December 31, 2012. There was no amortization expense for the year ended December, 31 2011. Of the $1,025,000 in finite life intangibles as of December 31, 2012, $5,000 is for a trademark application in progress and therefore amortization has not yet begun.

Finite life intangible assets are amortized using straight-line and accelerated methods over their estimated useful lives ranging from 3 to 7 for soundware sample libraries and 20 years for trademarks. The estimated future amortization expense for finite life intangible assets is as follows:

(In thousands)
2013	$256
2014	182
2015	91
2016	54
2017	41
Thereafter	158

$782

Goodwill

The following is a reconciliation of the beginning and ending balance of the Company’s goodwill:

(In thousands)
Balance as of December 31, 2010	$3,630
Acquisitions	853

Balance as of December 31, 2011 and 2012	$4,483

Included in goodwill is $3,630,000 which resulted from a reverse merger in 2000 and goodwill of $853,000 which resulted from the purchase of Garritan Corporation and other asset acquisitions in 2011. MakeMusic has two reporting units and assigned all goodwill to the Notation reporting unit. On an annual basis, or more often if indicators of impairment exist, we evaluate goodwill to determine whether any impairment may have occurred. Our impairment analyses for years ended December 31, 2012, and 2011 indicated no impairment had occurred.

3. Supplemental Balance Sheet Information (Continued)

Deferred Revenue

Deferred revenue is primarily composed of the unearned portion of SmartMusic subscriptions lasting more than one month, deferrals of Finale notation revenue for free upgrades granted to customers purchasing Finale immediately prior to release of a new version, and other deferred revenue and deposits, as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred SmartMusic subscription revenue, current	$5,118	$4,163
Deferred notation and other revenue	19	31
Deposits	24	14

Current Deferred Revenue	5,161	4,208
Deferred SmartMusic subscription revenue, long-term	115	123

	$5,276	$4,331

Other Accrued Expenses

Other accrued expenses are composed of accrued royalties and other miscellaneous accrued expenses as follows:

	December 31,
	2012	2011
	(In thousands)
Accrued royalties	$213	$125
Other	460	383

	$673	$508

4. Shareholders’ Equity

Stock Options and Warrants

MakeMusic has a Stock Option Plan (the 2003 Plan) pursuant to which options for up to 1,500,000 shares of its common stock may be issued to its key employees and directors. Under the 2003 Plan, the options generally may not exceed 10 years and are granted at prices that must be equal to or more than the stock’s fair market value at the grant date. There were 470,461 options outstanding under the 2003 plan as of December 31, 2012.

4. Shareholders’ Equity (Continued)

The following table represents stock option and restricted stock activity for the year ended December 31, 2012:

	Shares Reserved for Grant	2003 Plan Restricted Shares	Plan Option Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contract Life
At December 31, 2011	230,957	145,430	522,971	$5.36
Authorized	—	—	—
Granted	(141,953)	3,099	138,854	$4.42
Expired	22,664	—	(22,664)	$8.50
Cancelled	199,112	(38,412)	(160,700)	$4.98
Exercised	—	—	(8,000)	$2.51

At December 31, 2012	310,780	110,117	470,461	$5.12	3.6 Years

Outstanding Exercisable at December 31, 2012			339,743	$5.35	2.6 Years

The weighted-average fair value of options granted during 2012 and 2011 (computed using the Black-Scholes method) was $1.57 and $2.64, respectively.

The following summarizes information about stock options outstanding at December 31, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
From to	Number Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Exercise Price	Number Outstanding	Weighted Exercise Price
$0.00 to $3.50	28,776	3.0	$3.50	28,776	$3.50
$3.51 to $6.00	354,687	4.3	$4.63	223,969	$4.71
$6.01 to $10.00	57,000	1.3	$6.27	57,000	$6.27
$10.01 to $11.00	29,998	1.4	$10.21	29,998	$10.21

Total	470,461	3.6	$5.12	339,743	$5.35

At December 31, 2012, the aggregate intrinsic value of options outstanding was $11,000 and the aggregate intrinsic value of options exercisable was $11,000. Total intrinsic value of options exercised during 2012 was $10,000. At December 31, 2012, there was $184,000 of unrecognized compensation cost related to nonvested share-based payments which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2012, there was $9,000 of unrecognized compensation cost related to the issuance of restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

During the fiscal year ended December 31, 2011, 15,000 warrants expired. There were no new warrants issued during 2012 or 2011. As of December 31, 2012 and December 31, 2011, there were no warrants outstanding.

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

5. Commitments

Capital Lease Obligations

Future minimum lease payments under capital lease obligations due for the years ending December 31 are as follows (in thousands):

2013	$4
2014	4
2015	3

Total minimum lease payments	11
Less amount representing interest	(2)

Present value of net minimum lease payments	9
Less current portion	(3)

Long-term portion	$6

5. Commitments (Continued)

Operating Leases

The Company leases office and warehouse space and certain equipment under operating leases. Total future minimum lease payments, excluding common area charges, under these leases as of December 31, 2012, are as follows (in thousands):

2013	$207
2014	211
2015	215
2016	108

Total	$741

Rent expense, including common area maintenance expense for the years ended December 31, 2012, and 2011 was $307,000 and $259,000, respectively.

6. 401(k) Savings Plan

The Company has a 401(k) savings plan for the benefit of qualified employees. Under the plan, qualified employees may elect to defer up to 80% of their compensation, subject to a limit determined by the Internal Revenue Service. The Company may also make discretionary matching contributions. Company discretionary matching contributions were $161,000 and $131,000 in 2012 and 2011, respectively.

7. Income Taxes

The tax effects of temporary differences for 2012 and 2011 at assumed effective annual rates of approximately 37% (combined federal rate and state tax rate) are shown in the following table:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Loss carry-forwards	$5,809	$5,003
Federal research and development credits	1,193	1,318
Alternative minimum tax credit	140	111
Minnesota research and development credits	461	471
Inventory	19	16
Depreciation and amortization	150	148
Deferred revenue	1,980	1,603
Software development and prepaid royalties	692	343
Accrued expenses	436	350
Accounts receivable	3	3
Valuation allowance for deferred tax assets	(6,060)	(5,690)

Deferred tax assets	4,823	3,676
Deferred tax liability:
Acquired intangible assets	340	441
Software development costs	785	840

Net deferred tax assets	$3,698	$2,395

7. Income Taxes (Continued)

The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	December 31,
	2012	2011
	(In thousands)
Current assets	$2,612	$2,338
Long-term assets	1,086	57

Net deferred tax assets	$3,698	$2,395

The components of income tax are as follows:

	December 31,
	2012	2011
	(In thousands)
Current tax expense (benefit)	$83	$85
Deferred tax expense (benefit)	(1,303)	165

Total tax expense (benefit)	$(1,220)	$250

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of a portion of its net deferred tax assets and has provided a valuation allowance of $6,060,000 and $5,690,000 against the net deferred tax assets as of December 31, 2012 and 2011, respectively.

A reconciliation of the income tax expense computed using the U.S. statutory rate (34%) to the effective income tax expense (benefit) included in the statements of operations is as follows:

	December 31,
	2012	2011
	(In thousands)
Income tax expense (benefit) computed at the statutory rate	$(1,657)	$86
State tax expense (benefit), net of calculated federal income tax effects	(180)	8
R&D credits	—	(135)
Change in valuation allowance	542	—
Permanent differences	69	273
Other	6	18

Income tax expense (benefit)	$(1,220)	$250

7. Income Taxes (Continued)

Net Operating Losses

At December 31, 2012, we had federal net operating loss carry-forwards (NOLs) and research and development credit carry-forwards which may be used to offset otherwise future taxable income with the following expiration dates:

	Federal Net Operating Loss	Research and Development Credits
	(In thousands)
2018	$276	$46
2019	491	36
2020	—	—
2021	1,474	72
2022	1,275	116
2023	9,115	72
2024	—	91
2025	—	68
2026	—	72
2027	—	168
2028	—	101
2029	—	100
2030	—	169
2031	—	82
2032	3,400	—

	$16,031	$1,193

The future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder in January 2007 resulted in an “ownership change” under Section 382. Therefore, the limitation caused by the January 2007 ownership change continues to apply against the Company’s NOLs pre-dating the ownership change date. An updated Section 382 analysis was recently completed in February 2012. The results of that analysis indicated that no further “ownership changes” under Section 382 have occurred.

At December 31, 2012, the Company had a cumulative 382 limitation of approximately $4,841,000. Unless another 50 percent ownership change is triggered in the future, for each of the years ending after December 31, 2012, the Company’s annual 382 limitation is $978,000 until the carryover period expires.

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

8. Litigation

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

9. Segment and Geographic Data

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

9. Segment and Geographic Data (Continued)

MakeMusic does not allocate its balance sheet assets by segment because such information is not available nor is it used by the chief operating decision maker. Therefore, information relating to segment assets is not presented. The following table presents results of operations by reportable segment (in thousands):

	For the Year Ended December 31, 2012				For the Year Ended December 31, 2011
	Notation	SmartMusic	Other	Total	Notation	SmartMusic	Other	Total
NET REVENUE	$9,080	$8,662	$—	$17,742	$9,467	$7,527	$—	$16,994
COST OF REVENUES	729	2,235	—	2,964	615	2,142	—	2,757

GROSS PROFIT	8,351	6,427	—	14,778	8,852	5,385	—	14,237

Percentage of Net Revenue	92%	74%	0%	83%	94%	72%	0%	84%
OPERATING EXPENSES:
Development expenses	3,005	2,892	1,657	7,554	1,985	1,549	1,104	4,638
Selling and marketing expenses	2,422	3,096	1,416	6,934	1,726	2,266	1,190	5,182
General and administrative expenses	50	75	5,141	5,266	75	78	3,900	4,053
Patent litigation expense	—	—		—	—	—	225	225

Total Operating Expenses	5,477	6,063	8,214	19,754	3,786	3,893	6,419	14,098

INCOME (LOSS) FROM OPERATIONS	2,874	364	(8,214)	(4,976)	5,066	1,492	(6,419)	139
Other income, net	—	—	104	104	—	—	115	115

Net income (loss) before income tax	2,874	364	(8,110)	(4,872)	5,066	1,492	(6,304)	254
Income tax expense (benefit)	—	—	(1,220)	(1,220)	—	—	250	250

NET INCOME (LOSS)	$2,874	$364	($6,890)	($3,652)	$5,066	$1,492	($6,554)	$4

All of our long-lived assets are located in North America. The geographic distribution of our revenues is summarized in the following table:

	December 31,
	2012	2011
	(In thousands)
Net revenue:
North America	$15,217	$14,578
Europe	1,148	1,169
Japan	656	663
Other foreign countries	721	584

	$17,742	$16,994

10. Business Acquisition

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

$2,500

The Garritan operating results are included in the consolidated financial statements since the date of acquisition on December 30, 2011. The table below reflects our pro forma combined results of operations for the year ended December 31, 2011 as if the acquisition had taken place on January 1, 2011.

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

11. Subsequent Events

On March 12, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LaunchEquity Acquisition Partners, LLC Designated Series Education Partners, a designated series of a Delaware series limited liability company, LEAP Acquisition Corporation, a Minnesota corporation and a wholly-owned subsidiary of LEAP (“Merger Sub”), and LaunchEquity Partners, LLC, the direct or indirect sponsor entity of LEAP and Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub will make a cash tender offer (the “Offer”) for all of the issued and outstanding shares of the Company’s common stock, $0.01 par value, including associated preferred stock purchase rights (the “Shares”), for $4.85 in cash per Share (the “Offer Price”). The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby.

Following successful consummation of the Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of LEAP (the “Merger”). In the Merger, each outstanding Share that is not tendered and accepted pursuant to the Offer (other than Shares owned by LEAP, Merger Sub, or their respective subsidiaries, and other than Shares as to which appraisal rights are perfected in accordance with applicable law) will be canceled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.

At the effective time of the Merger, each outstanding stock option under the Company’s equity incentive plan, whether vested or unvested, will be canceled, and in exchange each holder thereof will receive an amount in cash equal to the excess (if any) of the Offer Price over the exercise price per Share, multiplied by the number of Shares subject to such stock option. In addition, each holder of an unvested award of restricted stock granted under the Company’s equity incentive plan will have the right to tender such shares of restricted stock in the Offer and, effective upon Merger Sub’s purchase of Shares pursuant to the Offer, all unvested shares of restricted stock, other than shares withheld for tax purposes, will vest and thereafter be canceled and converted into the right to receive the Offer Price.

Consummation of the Offer and Merger are subject to customary conditions, including, with respect to the consummation of the Merger, if required under Minnesota law, approval of the Merger Agreement by the Company’s shareholders. The Merger Agreement contains customary representations and warranties by LEAP, Merger Sub, and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company between signing of the Merger Agreement and closing of the Merger, limitations on the solicitation of alternative acquisition proposals by the Company, governmental filings and approvals, and other matters.

The Merger Agreement and the Offer may be terminated under certain customary circumstances by LEAP or the Company, including if Merger Sub has not accepted for purchase Shares validly tendered in the Offer by the date that is 60 calendar days from the commencement of the Offer. The Merger Agreement provides for a termination fee of approximately $400,000, payable by the Company to LEAP, if the Merger Agreement is terminated under certain circumstances.

The Board of Directors also approved an amendment (the “Rights Amendment”) to the Company’s Tax Asset Protection Plan (the “Plan”). The Rights Amendment, among other things, renders the Plan inapplicable to the Merger, the Offer, the Merger Agreement and the transactions contemplated thereby.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the individual serving as our principal executive officer and principal financial officer , as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The individual serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the individual serving as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting refers to the process designed by, or under the supervision of, the individual serving in the roles of principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.	OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers and directors and their respective ages and positions as of the date of this report:

Name	Age	Position
Robert B. Morrison	51	Chairman of the Board
Trevor A. D’Souza	47	Director
Keith A. Fenhaus (1)	55	Director
Michael R. Skinner	62	Director
Graham Richmond	40	Director
Karen L. VanDerBosch	49	Chief Financial Officer and Chief Operating Officer(2)
Paul D. Carlson	42	Chief Technology Officer

(1)	The Board of Directors has determined that Mr. Fenhaus qualifies as an “audit committee financial expert” under the applicable federal securities laws.
(2)	Ms. VanDerBosch is also performing the duties of Chief Executive Officer on an interim basis.

Current committee membership is as follows:

Audit Committee	Compensation Committee	Governance Committee
Keith A. Fenhaus, Chair	Michael Skinner, Chair	Graham Richmond, Chair
Trevor A. D’Souza	Keith A. Fenhaus	Robert B. Morrison
Graham Richmond	Robert B. Morrison	Trevor A. D’Souza

Robert B. Morrison was appointed to the Board of Directors on July 9, 2007 and became Chairman of the Board of Directors on November 10, 2010. Mr. Morrison serves on the Compensation Committee and Governance Committee. Mr. Morrison is founder and Chief Executive Officer of Quadrant Arts Education Research, one of the nation’s leading research and market intelligence organizations focusing on music and arts education. Quadrant serves both the commercial and governmental sectors and has pioneered ground breaking research on the status and condition of arts education in the United States. Prior to founding Quadrant, Mr. Morrison was the founder and chairman emeritus of Music for All (MFA), a not-for-profit educational organization whose mission is expand access to music and arts education. Mr. Morrison also served as the Chief Executive Officer of the VH1 Save the Music Foundation, the national non-profit organization committed to restoring music education in America’s public schools. Mr. Morrison has also served as director of market development for NAMM, the international music products association, was an executive director of the American Music Conference (AMC), where he directed AMC’s media efforts, and was a senior executive with the Pearl Corporation. Mr. Morrison has received an honorary doctorate degree from the State University of New York, the Mr. Holland’s Opus Award from the National Academy of Recording Arts and Science and the Life Achievement Award from the Music Distributors Association. Mr. Morrison has earned both an Emmy and Peabody Award for his work on behalf of music education. Mr. Morrison served as a member of the board of trustees for the Berklee College of Music in Boston and currently serves on several national music and arts education policy boards. Among other attributes, skills, experiences and qualifications, the Board of Directors believes that it is beneficial for Mr. Morrison to serve as a director of MakeMusic because his industry experience allows him to understand MakeMusic’s challenges, strategies and potential opportunities. He shares MakeMusic’s commitment to music education, and his extensive connections in the education market segments and music products industry all contribute to Mr. Morrison’s ability to help develop and guide MakeMusic’s long-term strategies.

Trevor A. D’Souza joined the Board of Directors on March 2, 2010, in connection with an agreement dated March 2, 2010 among MakeMusic, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners (together, and with their affiliates, “LaunchEquity”), which was amended August 23, 2011, and relates to MakeMusic’s Board of Directors composition and certain other matters, including granting LaunchEquity the right to designate and propose two individuals for election to the Board of Directors subject to MakeMusic’s finding that each is reasonably deemed qualified (the “LaunchEquity Agreement”). MakeMusic has been informed that LaunchEquity requires a separate arrangement with its nominees, including Mr. D’Souza, by which LaunchEquity can submit the nominee’s resignation from the Board of Directors. Mr. D’Souza serves as a member of the Audit Committee and Governance Committee. Mr. D’Souza is a managing director of Great Lakes Ventures, LLC, an investor in and advisor to high growth technology companies. From 2000 to 2012, Mr. D’Souza served as Managing Director of Mason Wells, where he is responsible for managing the venture investment activities of the firm. Through his roles with Mason Wells, and Great Lakes Ventures, Mr. D’Souza has served as a director of a number of companies, including: Teramedica, Inc. (chairman, 2001-present), Dynamis Corporation (2012-present), Zystor Therapeutics, Inc. (2004-2010), Deltanoid Pharmaceuticals, Inc. (2001-present), OpGen, Inc. (2002-2009), NameProtect, Inc. (chairman, 2001-2007), , and Dedicated Computing (2007-2009). Prior to joining Mason Wells, Mr. D’Souza served as the President and CEO of Pharmasoft North America, Inc. from 1997 to 1999, and as a Program Manager for Booz-Allen & Hamilton from 1994 to 1997. Mr. D’Souza earned a Master’s Degree in Business Administration from George Washington University, and a Bachelor of Science in Engineering from the Catholic University of America. Among other attributes, skills, experiences and qualifications, the Board of Directors believes that it is beneficial for Mr. D’Souza to serve as a director of MakeMusic because he has significant board experience, particularly with respect to companies that are similar in size to MakeMusic, as well as valuable business and management expertise. The Board of Directors believes these experiences will allow Mr. D’Souza to understand issues that face MakeMusic, and to contribute to oversight of compliance with SEC and accounting rules.

Keith A. Fenhaus was elected as a director on March 15, 2007. Mr. Fenhaus has served as the Audit Committee Chairman since the date of his appointment and has served as a member of the Compensation Committee since November 2010. In 2010, Mr. Fenhaus was promoted to President of Hallmark Business Connections which includes all the business-to-business entities of Hallmark Cards, Inc. Prior to 2010, Mr. Fenhaus was President of Hallmark Insights, a wholly-owned subsidiary of Hallmark Cards, specializing in business incentive solutions. Mr. Fenhaus has previously served Hallmark Insights, where he has been employed since 1992, as Executive Vice President and Chief Financial Officer. Prior to joining Hallmark Insights, Mr. Fenhaus was the Chief Financial Officer of Sheffert & Wein. His previous positions included Senior Vice President, Finance, Community Financial Services at First Bank (now US Bank), and Vice President and Controller at Norwest Mortgage (now Wells Fargo Home Mortgage). Mr. Fenhaus has a bachelor of business administration degree from the University of Wisconsin. Among other attributes, skills, experiences and qualifications, the Board of Directors believes that it is beneficial for Mr. Fenhaus to serve as a director of MakeMusic because his business leadership experience allows him to understand the challenges and requirements applicable to a public company, particularly companies that are to MakeMusic in size and structure, and his education and financial industry experience give him an ability to understand generally accepted accounting principles and internal control procedures and analyze and evaluate financial statements.

Graham Richmond was elected to the Board of Directors on July 25, 2006. Mr. Richmond is Chairman of the Governance Committee and is currently a member of the Audit Committee. Mr. Richmond is the Chief Executive Officer and co-founder of Clear Admit, LLC, an educational counseling company focused on management education. Prior to launching Clear Admit at the end of 2001, Mr. Richmond worked as an admissions counselor and technology consultant for the Wharton School at the University of Pennsylvania. Mr. Richmond’s career also includes a position as Vice President of Marketing and Operations at MCS Multi-App, an educational technology company that served the leading law and business schools with software applications in the 1990s. Beyond his professional career, Mr. Richmond has pursued his passion for music as a classical and jazz flautist and singer/songwriter/guitarist and is a co-founder of the Association of International Graduate Admissions Consultants, a not-for-profit association that assists in setting industry standards for graduate admissions consultants. He holds an undergraduate degree in art history from Swarthmore College and an MBA in entrepreneurial management from the Wharton School at the University of Pennsylvania. Among other attributes, skills, experiences and qualifications, the Board of Directors believes that it is beneficial for Mr. Richmond to serve as a director of MakeMusic because his business leadership experience and education allow him to understand MakeMusic’s challenges and strategies, and his knowledge of e-commerce marketing strategies complement MakeMusic’s strategy and products.

Michael R. Skinner was appointed to the Board of Directors on November 20, 2006, and is Chairman of the Compensation Committee. Mr. Skinner is a summa cum laude graduate of Berklee College of Music with a bachelor’s degree in music education. He received his master’s degree in music composition from the University of Miami. Mr. Skinner has worked as a composer, arranger, clinician, and performer, as well as a music educator, having taught elementary through high school music. In 1986, Mr. Skinner became the national clinician for Vandoren and a Yamaha performing artist. He later became marketing manager for J. D’Addario & Co., marketing Vandoren products as well as J. D’Addario education products. From 1991-2001, Mr. Skinner served as the marketing manager for education products for the Band & Orchestral Division, Yamaha Corporation of America. During his tenure at Yamaha, Mr. Skinner managed the technology driven education system called Music In Education ™, a software and hardware based keyboard system integrating curriculum and assessment into a keyboard lab. In July of 2001, he returned to J. D’Addario & Co. as Director of Marketing for Band & Orchestra products. In July 2004, Mr. Skinner formed DANSR and became the sole U.S. importer of Vandoren Products. Today, he remains the President of DANSR. In January 2011, Mr. Skinner was appointed to the board of NAMM, a trade association for the global music products industry, for a term ending in 2014. Among other attributes, skills, experiences and qualifications, the Board of Directors believes that it is beneficial for Mr. Skinner to serve as a director of MakeMusic because his extensive experience in marketing to music educators and music product retailers allow him to understand MakeMusic’s opportunities and challenges and make strategic contributions.

Karen L. VanDerBosch joined MakeMusic as Chief Financial Officer and Treasurer in December 2006. On November 10, 2010, Ms. VanDerBosch was appointed Chief Operating Officer and on June 15, 2012, Ms. VanDerBosch was directed by the Board of Directors to assume the duties of Chief Executive Officer on an interim basis. Ms. VanDerBosch was most recently the CFO of Sagebrush Corporation, a privately held developer of library automation software, and services, analytical software and book re-binder for the K-12 education market. Ms. VanDerBosch previously served as CFO for KB Gear Interactive, a privately held developer and marketer of interactive digital devices and applications serving retail markets. Her extensive background in manufacturing and technology industries also included CFO positions at EMPAK Inc. and the publicly traded Fieldworks Inc. Ms. VanDerBosch holds a bachelor of science degree in accounting from the University of Minnesota.

Paul D. Carlson joined MakeMusic as Chief Technology Officer in August 2011. Mr. Carlson has more than 20 years of experience in a variety of technology roles. From 2006 to 2011, Mr. Carlson held technology and business leadership positions with Ceridian Corporation including Chief Software Engineer, technology leader for Ceridian’s human resources outsourcing division, and Vice President—Product Management. Prior to Ceridian, Mr. Carlson was Chief Technology Officer for Oculan Systems Inc., and Vice President—Service Development for Agiliti, Inc. Mr. Carlson holds a bachelor of science degree in computer science from the University of Wisconsin–River Falls and a master of science degree in software engineering from the University of St. Thomas.

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

To our knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations from Insiders that no other reports were required, the Company believes that during the fiscal year ended December 31, 2012, all Form 3, Form 4 and Form 5 filing requirements were met, with the exception of a Form 4 filed by Bandera Partners LLC on February 21, 2012 for a transaction that occurred on February 14, 2012.

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

Director Nominations Process

There have been no material changes to the procedures by which shareholders may recommend director nominees since July 18, 2012, the date we last provided information with regard to our director nomination process.

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

EXECUTIVE COMPENSATION

Overview

The Compensation Committee views executive compensation as a total package that includes base salary, annual performance-based non-equity incentive plan awards, and long-term equity compensation in the form of stock options and restricted stock awards. Our executives are also eligible to participate in our medical and dental insurance plans, retirement plans, life insurance plans, disability plans, and other generally-available benefit arrangements. MakeMusic does not currently provide a defined benefit pension plan or retiree health care.

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

Base Salaries

During fiscal 2012, our then-Chief Executive Officer, Karen T. van Lith, was entitled to an annualized base salary of $296,640 (pro-rated according to the duration of her service), our Chief Financial Officer, and Chief Operating Officer, Karen L. VanDerBosch, was entitled to an annualized base salary of $212,764, and our Chief Technology Officer, Paul D. Carlson, was entitled to an annualized base salary of $170,000.

In determining appropriate base salaries for executives in fiscal 2012, in addition to reviewing market data, the Compensation Committee considered:

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

Effective January 1, 2013, the Compensation Committee approved 2013 base salaries of $237,600 for Ms. VanDerBosch and $176,800 for Mr. Carlson.

Executive Incentive Compensation

In order to provide motivation to our Named Executive Officers (as defined below) and other key employees, we award performance-based compensation upon their achievement of goals that the Compensation Committee identifies on an annual basis. Awards are made pursuant to our Executive Incentive Compensation Plan, which was adopted by the Compensation Committee and the Board of Directors on March 2, 2009 and amended based on a recommendation by the Compensation Committee on May 5, 2009 and June 13, 2011 (as amended, the “Executive Plan”). Executive Plan participants have the potential to earn cash and restricted stock. In addition, the Compensation Committee may grant options to participants or other employees if certain performance levels are achieved. All equity awards made pursuant to the Executive Plan are governed by our 2003 Equity Incentive Plan, or any amended version thereof.

The amount of cash and the number of options and shares of restricted stock awarded to our Named Executive Officers in each of our 2012 and 2011 fiscal years was based on our achievement of Management Bonus Objectives (“MBOs”). When selecting the MBOs, the Compensation Committee considers our business plan, the individual skills and potential of the participants, targeted total compensation amounts based on publicly available market data, and recommendations from the Chief Executive Officer, which are provided separately from the Compensation Committee meeting at which the MBOs are determined. For fiscal years 2012 and 2011, the MBOs under the Executive Plan were based on achievement of quantifiable financial performance in accordance with the annual business plan and included free cash flow, operating margins, asset turns, Notation revenue, SmartMusic revenue and SmartMusic subscriptions.

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

Material Terms of Non-Equity Incentive Plan Awards

The Compensation Committee considers annual performance-based cash awards to be a motivational method for encouraging and rewarding individual performance that contributes to our overall company performance. Target performance-based compensation amounts are positioned to be competitive with market data and for awards based on performance in fiscal year 2012 ranged as a percentage of salary from 30% to 80% for the Named Executive Officers with an increasing scale if financial performance was exceeded. These amounts reflect the program’s objective to reward individual performance that contributes to our overall performance.

Amounts listed for each of 2012 and 2011 in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation,” were approved by the Compensation Committee on February 26, 2013 and February 16, 2012, respectively, under the Executive Plan. These payments are intended to compensate the executive officers for services rendered in fiscal 2012 and 2011, respectively.

On February 26, 2013 the Compensation Committee evaluated achievement of the MBOs in fiscal 2012 based on our audited financial statements. The Compensation Committee awarded $39,702 to Karen L. VanDerBosch and $15,861 to Paul D. Carlson. As shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, actual cash incentive awards earned by our Named Executive Officers pursuant to achievement of MBOs ranged from 9.3% to 18.7% of base salary in fiscal 2012. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2012. Ms. VanDerBosch had been eligible to earn a maximum of $127,658 cash incentive compensation and Mr. Carlson had been eligible to earn a maximum of $51,000 cash incentive compensation. Karen T. van Lith was not eligible for incentive compensation following the cessation of her service as Chief Executive Officer on June 15, 2012.

On February 16, 2012 the Compensation Committee evaluated achievement of the MBOs in fiscal 2011 based on our audited financial statements. The Compensation Committee awarded $62,160 to Karen T. van Lith (which represents the pro-rated amount earned for the portion of the year served, plus an additional $42,000 as provided in Ms. van Lith’s employment agreement), $12,603 to Jeffrey A. Koch (which represents the pro-rated amount for the portion of the year served), $18,591 to Karen L. VanDerBosch, and $3,432 to Paul D. Carlson (which represents the pro-rated amount for the portion of the year served). As shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table, actual cash incentive awards earned by our Named Executive Officers pursuant to achievement of MBOs ranged from 5.4% to 39.0% of base salary in fiscal 2011. The Compensation Committee did not waive or modify for any Named Executive Officer any of the specified performance targets, goals or conditions to payout for performance-based compensation that were in place during fiscal 2011. Ms. van Lith had been eligible to earn a maximum of $230,400 cash incentive compensation, Mr. Koch had been eligible to earn a maximum of $177,984 cash incentive compensation, Ms. VanDerBosch had been eligible to earn a maximum of $114,330 cash incentive compensation, and Mr. Carlson had been eligible to earn a maximum of $48,000 cash incentive compensation (such amounts for Ms. van Lith, Mr. Koch, and Mr. Carlson are annualized amounts and do not reflect proration for the portion of the year actually served by such officers).

Discretionary Cash Incentive Compensation

On November 1, 2012, the Board of Directors awarded Karen L. VanDerBosch additional cash compensation of $100,000 in recognition of her assumption of the duties of Chief Executive Officer on an interim basis.

On July 12, 2012, the Compensation Committee awarded $10,000 in incentive cash compensation to Paul D. Carlson for his leadership during the departure of our Chief Executive Officer.

On March 7, 2012, the Compensation Committee awarded Karen T. van Lith, Karen L. VanDerBosch, and Paul D. Carlson discretionary cash bonuses of $50,000, $20,000, and $10,000, respectively, in each case for such officer’s leadership in successfully completing MakeMusic’s acquisitions of Garritan Corporation and select assets of Recordare LLC during fiscal 2011.

Long-Term Incentive Compensation

Our long-term incentive compensation in the form of stock option and restricted stock awards is designed to attract and retain key executives, build an integrated management team, reward innovation and performance, and share long-term successes. The intent is to align executive and shareholder interests, thereby increasing shareholder value.

Material Terms of Option Grants

The Compensation Committee may grant options from time to time at its discretion, in accordance with the 2003 Equity Incentive Plan. In addition, under the Executive Plan, the Compensation Committee has authority to grant options to our Named Executive Officers and other employees when 80% of target performance is met or surpassed for all MBOs. No options were granted under the Executive Plan in 2012 or 2011.

On June 13, 2011, we granted a seven-year stock option to Karen T. van Lith upon hiring her to serve as Chief Executive Officer. The option provided for pro rata vesting over a four-year period, beginning June 30, 2011 and ending May 31, 2015, and allowed Ms. van Lith to purchase 125,000 shares at an exercise price of $4.92 per share. When Ms. van Lith’s service as Chief Executive Officer ceased on June 15, 2012, the option had vested as to 31,248 shares and an additional 2,604 shares vested upon her execution of a Separation Agreement and Release on June 22, 2012 and were reissued as non-qualified options. These vested options will remain exercisable through June 15, 2015. The remaining unvested shares were forfeited.

On August 8, 2011, we granted a ten-year stock option to Paul D. Carlson upon hiring him to serve as Chief Technology Officer. The option vests ratably over a four-year period, beginning August 31, 2011 and ending July 31, 2015, and allows Mr. Carlson to purchase 25,000 shares at an exercise price of $4.93 per share.

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

Material Terms of Restricted Stock Awards

The Executive Plan provides that participants will be eligible for a restricted stock award upon certain levels of achievement of MBOs. The maximum value of each participant’s restricted stock award is determined on an annual basis by the Compensation Committee when the MBOs are established, and the grant is made following the end of the applicable fiscal year based on actual performance. When granted, the earned restricted stock awards are subject to risks of forfeiture, which lapse as to 25% of the award on the delivery date and in 25% increments during the following three years. For awards granted in recognition of achievement in 2011, the Executive Plan provides that if a participant terminates his or her employment without “good reason” or is terminated by MakeMusic for “cause,” he or she will forfeit any portion of the award that remains restricted.

On February 26, 2013, the Compensation Committee determined that our executive officers were not eligible for restricted stock awards in 2013 based on achievement of MBOs during fiscal 2012.

Pursuant to the Executive Plan, we granted restricted stock awards in 2012 with respect to the achievement in 2011 of the MBOs for that year. Pursuant to the 2011 MBOs, Ms. van Lith received 1,216 shares of restricted stock (valued at $5,083), Mr. Koch received 761 shares of restricted stock (valued at $3,181) and Ms. VanDerBosch received 1,122 shares of restricted stock (valued at $4,690) (which amounts for Ms. van Lith and Mr. Koch are pro-rated for the duration of their service, and which amounts in each case are based on the average share price for the three months preceding the fiscal year in which the award was earned). Under the Executive Plan, Ms. van Lith had been eligible for 28,718 shares of restricted stock (with a value of $123,940), Mr. Koch had been eligible for 17,954 shares of restricted stock (with a value of $84,023), and Ms. VanDerBosch had been eligible for 26,483 shares of restricted stock (with a value of $134,400) (which amounts for Ms. van Lith and Mr. Koch are pro-rated for the duration of their service, and which amount in each case are based on the average share price for the three months preceding the fiscal year in which the award was earned).The actual dollar value of stock awards earned by our executive officers in 2011 pursuant to achievement of MBOs ranged from 2.5% to 3.6% of base salary earned in fiscal year 2011, which is consistent with the committee’s overall compensation objectives.

Restricted stock awards are made under our 2003 Equity Incentive Plan and are subject to the terms thereof and our form of restricted stock award agreement.

Employment Agreements and Termination of Employment Agreements

MakeMusic entered into an employment agreement with Karen T. van Lith on June 13, 2011, upon hiring her to serve as Chief Executive Officer. The agreement was terminated upon the cessation of Ms. van Lith’s service as Chief Executive Officer on June 15, 2012. On June 22, 2012, we entered into a Separation Agreement and Release (the “Separation Agreement”) with Ms. van Lith. Pursuant to the Separation Agreement, we have made or will make the following payments to Ms. van Lith: severance payments equal to 12 months of Ms. van Lith’s ending base salary, payable over a 12-month period ending in June 2013; a lump sum of $60,000, which was paid during the third fiscal quarter of 2012; approximately $1,000 per month in COBRA premiums through June 2013; and approximately $11,000 for accrued but unused paid time off. In addition, the portion of the option scheduled to vest on June 30, 2012 vested upon Ms. van Lith’s execution of the Separation Agreement. The total options vested upon execution of the Separation Agreement were reissued as non-qualified options and will remain exercisable until June 15, 2015. The remainder of the option was forfeited in accordance with its terms, and the unearned portion of Ms. van Lith’s restricted stock awards were forfeited in accordance with their terms. The Separation Agreement contains a mutual release of claims and mutual non-disparagement and confidentiality obligations and requires Ms. van Lith to comply with certain non-solicitation and non-competition obligations for 12 months.

On May 8, 2009, MakeMusic entered into an employment agreement with Karen L. VanDerBosch, and on December 26, 2012 the Company entered into an amendment to the employment agreement with regard to compliance with Section 409A of the Internal Revenue Code. Ms. VanDerBosch’s employment agreement has an indefinite term and is effective until Ms. VanDerBosch’s employment is terminated pursuant to the agreement. The agreement may be terminated by mutual agreement of the parties, by MakeMusic with or without cause, or by Ms. VanDerBosch. If we terminate Ms. VanDerBosch’s without without cause, or if she resigns for good reason upon or within 12 months of a change in control, she would be entitled to receive monthly cash payments equal to her then-current base salary for one year and a pro-rated portion of any incentive compensation earned through the date of termination.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during the fiscal year ended December 31, 2012; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 and who received total compensation in excess of $100,000 during such fiscal year. We refer to these individuals as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)		Stock Awards (2) ($)		Option Awards (2) ($)		Non-Equity Incentive Plan Compensation (1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Karen L. VanDerBosch	2012	$212,764	$100,000	(3)	$4,690		—		$39,702	—	—		$357,156
Chief Financial Officer, Chief Operating Officer	2011	$206,567	$20,000	(4)	$21,082		—		$18,591	—	—		$266,240
Karen T. van Lith	2012	$135,960	—		$5,083	(5)	—		—	—	$379,589	(6)	$520,632
Former Chief Executive Officer	2011	$159,323	$50,000	(7)	$246,150	(8)	$346,429	(9)	$62,160	—	—		$864,062
Paul D. Carlson	2012	$170,000	$10,000	(10)	—		—		$15,861	—	—		$195,861
Chief Technology Officer	2011	$63,692	$10,000	(11)	—		$68,176	(12)	$3,423	—	—		$145,300

(1)

The “Bonus” column is used by us to include only discretionary bonus payments apart from our non-equity incentive compensation plans. Payments under such incentive plans, including payments for achieving certain financial performance goals, are set forth in the “Non-Equity Incentive Plan Compensation” column. Payments under the Executive Plan have been made in 2013 for services and performance during 2012 and were made in 2012 for services and performance during 2011.

(2)

Represents the grant date fair value during the fiscal years ended December 31, 2012 and December 31, 2011, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, for outstanding performance-based share or unit grants (“Stock Awards” column) and option awards (“Option Awards” column) granted under the 2003 Equity Incentive Plan, as amended with shareholder approval in 2006 and 2008 (the “2003 Plan”). The assumptions used to determine the valuation of the 2012 awards are discussed in Note 4 to our consolidated financial statements for the fiscal year ended December 31, 2012. See the table entitled “Outstanding Equity Awards at 2012 Fiscal Year End” and the narrative discussion entitled “Material Terms of Option Grants” and “Material Terms of Restricted Stock Awards” for further information regarding option awards and stock awards. The assumptions used to determine the valuation of the 2011 awards are discussed in Note 4 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(3)

Represents discretionary cash compensation awarded to Ms. VanDerBosch on November 1, 2012 in recognition of her assumption on an interim basis of the duties of Chief Executive Officer beginning on June 15, 2012.

(4)	Represents a cash bonus awarded on February 16, 2012 in recognition of Ms. VanDerBosch’s leadership in the Company’s acquisitions of Recordare LLC and Garritan Corporation during fiscal 2011.
(5)

Includes 1,216 shares of restricted stock issued for achievement of MBOs during the 2011 fiscal year, of which 842 shares were forfeited upon the cessation of Ms. van Lith’s service as Chief Executive Officer on June 15, 2012.

(6)

Includes the following compensation that has been or will be paid in accordance with the Separation Agreement and Release between Ms. van Lith and the Company dated June 22, 2012: $296,640 in severance compensation ($148,320 of which was paid in 2012, and $148,320 of which will be paid in 2013), a lump sum of $60,000, $11,409 of accrued but unused paid time off, and COBRA premiums of $11,540.

(7)	Represents a cash bonus awarded on February 16, 2012 in recognition of Ms. van Lith’s leadership in the Company’s acquisitions of Recordare LLC and Garritan Corporation during fiscal 2011.
(8)

Includes 50,000 shares of restricted stock issued upon Ms. van Lith being appointed Chief Executive Officer on June 13, 2011, of which, 37,500 shares were forfeited upon the cessation of Ms. van Lith’s service as Chief Executive Officer on June 15, 2012.

(9)

Includes an option to purchase 125,000 shares, issued upon Ms. van Lith being appointed Chief Executive Officer on June 13, 2011. The option had vested with respect to 31,248 shares upon the cessation of Ms. van Lith’s service as chief executive officer on June 15, 2012. The option was forfeited with respect to the remaining shares.

(10)	Represents a cash bonus awarded on July 12, 2012 in recognition of Mr. Carlson’s leadership in the transition period following the departure of the Chief Executive Officer.
(11)	Represents a cash bonus awarded on March 7, 2012 in recognition of Mr. Carlson’s leadership in the Company’s acquisitions of Recordare LLC and Garritan Corporation during fiscal 2011.
(12)	Includes an option to purchase 25,000 shares, issued upon Mr. Carlson appointment as Chief Technology Officer on August 8, 2011.

Outstanding Equity Awards at 2012 Fiscal Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock that have not Vested		Market Value of Shares of Units of Stock that Have not Vested(8)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
	Exercisable	Unexercisable		(#)	($)			(#)		($)		(#)	($)
Karen T. van Lith	33,852	0	(1)	—	$4.92	6/15/2015	(2)	—		—		—	—
Karen L. VanDerBosch	30,000	0		—	$6.14	12/7/2013		4,003	(3)	$15,492	(9)	—	—
	20,000	0		—	$10.15	1/2/2015		2,160	(4)	$8,359	(9)	—	—
	15,000	0		—	$3.50	1/7/2016		841	(5)	$3,255	(9)	—	—
	29,155	10,845	(6)	—	$4.56	1/31/2017		—		—		—	—
	13,520	10,960	(7)	—	$5.00	11/29/2017		—		—		—	—
Paul D. Carlson	8,840	16,160	(8)	—	$4.93	8/8/2021		—		—		—	—

(1)	Unexercisable options were forfeited upon the cessation of Ms. van Lith’s service as Chief Executive Officer on June 15, 2012.
(2)

The Separation Agreement and Release between Ms. van Lith and the Company, dated June 22, 2012, provides that following the cessation of Ms. van Lith’s service as Chief Executive Officer the options will remain exercisable through June 15, 2015.

(3)

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

(3)

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

(4)

On March 15, 2012, Ms. VanDerBosch was awarded 1,122 shares of restricted stock under the Executive Plan for exceeding the target level of operating margins for the 2011 fiscal year. The risks of forfeiture lapse as to 25% of the award each year beginning on March 15, 2012, and ending on March 15, 2015, provided that Ms. VanDerBosch does not voluntarily terminate her employment without good reason and is not terminated for cause.

(5)	Monthly vesting 833 options on the last day of each month through December 31, 2013 and 849 shares on January 31, 2014.
(6)	Monthly vesting 520 options on the last day of each month through September 30, 2014 and 560 options on October 31, 2014.
(7)	Monthly vesting 520 options on the last day of each month through June 30, 2015 and 560 options on July 31, 2015.
(8)	The listed market values are based on the closing price of our common stock of $3.87 on December 31, 2012, the last trading day of the fiscal year.

Director Compensation

In 2012, each director was compensated in accordance with the MakeMusic, Inc. Board Compensation Plan adopted on February 15, 2007, as amended on each of January 31, 2008, January 28, 2009, and January 1, 2011 (the “Board Compensation Plan”). Each non-employee director received a cash fee equal to $40,000 per calendar year for serving on the Board of Directors and an additional $10,000 fee if such director served as a chairperson for the Board of Directors or one of its committees.

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

In accordance with the Board Compensation Plan, on January 31, 2012, the Board granted each of Keith Fenhaus, Robert Morrison, Graham Richmond, Michael Skinner, and Trevor D’Souza, who were MakeMusic’s eligible directors at that time, a four-year non-qualified option to purchase 6,000 shares at $4.46 per share, which options vested monthly between the date of grant and December 31, 2012.

On August 21, 2012, the Board approved additional cash compensation of $5,000 per month, effective from July 2012, for directors serving on the Board’s Special Planning Committee in recognition of the significant additional time commitments required of members of the Special Planning Committee.

On February 27, 2013, the Board and Compensation Committee approved a supplement to the Board Compensation Plan (the “Supplement”) in recognition of the additional oversight duties the Board has directed its chairman to perform. The Supplement, which is effective for the period of December 1, 2012 through March 31, 2013, provides that the chairman will receive compensation equal to $250 per hour for time committed to Board of Directors and chairman duties, other than time spent on matters related to the Special Planning Committee. The compensation paid under the Supplement is in lieu of cash compensation that would have been paid to the chairman under the Board Compensation Plan for Board of Directors and chairman service.

Director Compensation Table

The following table sets forth certain information regarding compensation paid to and earned by the non-employee directors who served on MakeMusic’s Board of Directors during the 2011 fiscal year.

Name	Fees Earned or Paid in Cash(1) ($)		Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Morrison	$87,500	(3)	—	$7,267	—	—	—	$94,767
Trevor A. D’Souza	$40,000		—	$7,267	—	—	—	$47,267
Keith Fenhaus	$50,000		—	$7,267	—	—	—	$57,267
Graham Richmond	$80,000		—	$7,267	—	—	—	$87,267
Michael Skinner	$80,000		—	$7,267	—	—	—	$87,267

(1)

As described in the paragraphs directly preceding this Director Compensation Table in the section entitled “Director Compensation”: (i) all directors received the amount of cash compensation to which they were entitled under the Board Compensation Plan, (ii) directors serving on the Board of Directors’ Special Planning Committee also received cash compensation for service on such committee, (iii) and the chairman received cash compensation under the Supplement during December 2012.

(2)

Represents the grant date fair value of options awarded during the fiscal year ended December 31, 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The assumptions used to determine the valuation of the awards are discussed in Note 4 to our consolidated financial statements. At fiscal year end the aggregate number of option awards outstanding for each non-employee director then serving as a director was as follows: Trevor D’Souza, 15,333; Keith Fenhaus, 16,000; Robert Morrison, 16,000; Graham Richmond, 16,000; and Michael Skinner, 16,000.

(3)	Includes $11,667 paid pursuant to the Supplement for December 2012 in lieu of director and chairman fees for which Mr. Morrison would otherwise have been entitled under the Board Compensation Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table provides information concerning persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of March 13, 2013. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
LaunchEquity Partners, LLC – Designated Series Education Partners 4230 N Oakland Ave #317 Shorewood, WI 53211-2042	1,362,829	(1)	27.8%
Bandera Master Fund L.P. 50 Broad Street Suite 1820 New York, NY 10004	520,132	(2)	10.6%

(1)

Represents shares held by LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners, a designated series of a Delaware series limited liability company (“LEAP”), as set forth in the most recent Schedule 13D/A filed by LaunchEquity Partners, LLC with the Securities and Exchange Commission on July 16, 2012. LEAP is solely managed by LaunchEquity Partners, LLC, an Arizona limited liability company, which is solely managed by Andrew C. Stephens. LaunchEquity Partners, LLC and Mr. Stephens, as manager, have voting and dispositive power over all the shares held by LEAP.

(2)

The total includes 520,132 shares held by Bandera Master Fund L.P. (“Bandera Master Fund”), a Cayman Islands exempted limited partnership, as set forth in the Schedule 13D filed with the SEC on March 7, 2012 by Bandera Partners LLC, a Delaware limited liability company (“Bandera Partners”). The Form 13D filed by Bandera Partners with the SEC on March 7, 2012 indicates that Bandera Partners is the investment manager of Bandera Master Fund and that Bandera Partners is managed by Gregory Bylinsky, Jefferson Gramm, and Andrew Shipiz. Bandera Partners and Mr. Bylinsky, Mr. Graham, and Mr. Shipiz, as managers, have voting and dispositive power over all the shares held by Bandera Master Fund. The total also includes 5,000 shares held by Mr. Gramm, with respect to which shares Mr. Gramm has sole voting and dispositive power, as set forth in the Schedule 13D filed with the Securities and Exchange Commission by Bandera Partners on March 7, 2012.

MANAGEMENT SHAREHOLDINGS

The following table sets forth the number of shares of Common Stock beneficially owned as of March 13, 2013, by each of our Named Executive Officers, by each director and by all directors and executive officers as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned		Percent of Class(1)
Karen T. van Lith	51,656	(2)	1.1%
Trevor A. D’Souza	19,333	(3)	*
Keith A. Fenhaus	57,500	(4)	1.2%
Robert B. Morrison	26,111	(5)	*
Graham Richmond	22,000	(6)	*
Michael R. Skinner	22,000	(7)	*
Karen L. VanDerBosch	138,989	(8)	2.8%
Paul D. Carlson	10,320		*
All current executive officers and directors as a group (7 persons)	296,253		6.0%

*	Less than 1%
(1)

Based on 4,906,707 shares of Common Stock issued and outstanding as of March 13, 2013. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of March 13, 2013, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2)	Includes 17,804 shares that are owned outright and 33,852 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(3)	Includes 2,000 shares that are owned outright and 17,333 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(4)	Includes 39,500 shares that are owned outright and 18,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(5)	Includes 8,111 shares that are owned outright and 18,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(6)	Includes 4,000 shares that are owned outright and 18,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(7)	Induces 4,000 shares owned outright and 18,000 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(8)	Induces 25,902 shares owned outright and 113,087 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(9)	Includes 9,880 shares that may be purchased upon exercise of options that are exercisable as of March 13, 2013 or within 60 days of such date.
(10)

Includes 212,300 shares that may be purchased by all officers and directors as a group upon exercise of options exercisable as of March 13, 2013 or within 60 days of such date, but does not include shares beneficially owned by Ms. van Lith, who was not an executive officer or director on March 13, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	470,461	$5.12	310,780
Total	470,461	$5.12	310,780

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no related party transactions that are required to be reported pursuant to Item 404 of Regulation S-K during our 2012 or 2011 fiscal years.

Director Independence

The Board has determined that currently and at all times during the year ended December 31, 2012, a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market. The Board considers in its evaluation of independence any existing related-party transactions, and the Board’s determination is based on its belief that none of the independent directors have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The current independent directors are Trevor D’Souza, Keith Fenhaus, Robert Morrison, Graham Richmond, and Michael Skinner. In determining the independence of Mr. Morrison, the board has considered the compensation arrangement in place for Mr. Morrison under the Supplement to the Board Compensation Plan. In determining the independence of Mr. Fenhaus, the board considered a December 2012 transaction in which MakeMusic paid approximately $15,000 to Hallmark Business Connections, an entity for which Mr. Fenhaus serves as Chief Executive Officer, for a holiday bonus program in which MakeMusic employees received a gift card to their selection of one of a number of businesses. In determining the independence of Mr. D’Souza, the Board has considered the LaunchEquity Agreement; a related arrangement required by LaunchEquity between it and its nominees, including Mr. D’Souza, pursuant to which LaunchEquity can submit the nominee’s resignation from the Board; the share ownership of LaunchEquity; and the lack of any other relationship between Mr. D’Souza and LaunchEquity.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the period covering the fiscal years ended December 31, 2012 and 2011, McGladrey LLP and RSM McGladrey, Inc. (through November 30, 2011) performed the following professional services:

	2012	2011
Audit Fees	$165,000	$167,000
Audit-Related Fees	—	35,000
Tax Fees	—	1,900
All Other Fees	—	—

	$165,000	$203,900

Audit Fees are paid to McGladrey LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q and attendance at Audit Committee meetings and review of documents filed with the SEC.

Audit-Related Fees are paid to McGladrey LLP for assurance and related services that are reasonably related to the performance of our audit, including audits of acquisition targets and registration statements.

Tax Fees paid to McGladrey LLP include fees for services provided in connection with tax consulting projects.

Our Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining the independence of McGladrey LLP and has determined that such services are compatible with maintaining their independence.

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

Pursuant to its pre-approval policy, the Audit Committee has pre-approved certain non-audit services, including certain tax services. All of the non-audit services rendered by McGladrey LLP during 2012 were pre-approved in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of McGladrey LLP on Financial Statements as of and for the periods ended December 31, 2012 and December 31, 2011

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

MakeMusic, Inc.

Dated: March 13, 2013	By:	/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Karen L. VanDerBosch as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title	Date

/s/ Karen L. VanDerBosch
Karen L. VanDerBosch, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 13, 2013

/s/ Robert Morrison	March 13, 2013
Robert Morrison, Chairman of the Board, Director

/s/ Trevor A. D’Souza
Trevor A. D’Souza, Director	March 13, 2013

/s/ Keith A. Fenhaus
Keith A. Fenhaus, Director	March 13, 2013

/s/ Graham Richmond
Graham Richmond, Director	March 13, 2013

/s/ Michael R. Skinner	March 13, 2013
Michael R. Skinner, Director

MAKEMUSIC, INC.

EXHIBIT INDEX FOR

FORM 10-K FOR 2012 FISCAL YEAR

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of December 19, 2011, by and among the Registrant, Garritan Corporation, and the shareholders of Garritan Corporation – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated December 19, 2011.

3.1	Restated Articles of Incorporation as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2006.

3.2	Bylaws as amended – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated July 28, 2011.

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Minnesota on February 21, 2012 – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated February 21, 2012.

4.1	Form of specimen certificate representing common stock of MakeMusic, Inc. – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2007.

4.2	Tax Asset Protection Plan dated February 21, 2012 (the “Plan”), by and between the Registrant and Wells Fargo Bank, N.A. – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated February 21, 2012.

4.3	Form of Rights Certificate (incorporated by reference to Exhibit B to the Plan).

10.1*	MakeMusic 2003 Equity Incentive Plan, as amended through November 24, 2008 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.2*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-KSB for the year ended December 31, 2004.

10.3*	Form of Incentive Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2007.

10.4*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2007.

10.5*	Form of Nonqualified Stock Option Agreement under the MakeMusic 2003 Equity Incentive Plan as amended March 15, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.6*	Form of Restricted Stock Agreement under the MakeMusic 2003 Equity Incentive Plan, as amended March 15, 2010 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

10.7*	Form of Restricted Stock Unit Agreement under the MakeMusic 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.8*	Board Compensation Plan effective February 15, 2007, as amended January 31, 2008, January 28, 2009, and January 1, 2011 – incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.9*	Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch –

Exhibit Number	Description

incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.

10.10*	Executive Incentive Compensation Plan – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.

10.11	Agreement dated March 2, 2010 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC – Designated Series Education Partners – incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed March 3, 2010.

10.12*	Employment Agreement between the Registrant and Jeffrey Koch dated November 10, 2010 – incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.13*	Separation Agreement and Release between the Registrant and Ron Raup dated November 15, 2010 – incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2010.

10.14*	Amendment No. 1 dated December 26, 2012 to the Employment Agreement dated May 8, 2009 between the Registrant and Karen L. VanDerBosch – filed herewith.

10.15*	Supplement to the MakeMusic, Inc. Board Compensation Plan, adopted February 27, 2013 – filed herewith.

10.16*	Form of Restricted Stock Agreement under the MakeMusic, Inc. 2003 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

10.17*	Employment Agreement by and between the Registrant and Karen T. van Lith dated June 13, 2011 — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 13, 2011.

10.18*	Separation Agreement between the Registrant and Jeffrey Koch dated July 8, 2011 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

10.19	Separation Agreement and Release by and between the Registrant and Karen T. van Lith dated June 22, 2012 – incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K dated June 22, 2012.

10.20	Amended and Restated Agreement dated August 23, 2011 among the Registrant, LaunchEquity Partners, LLC and LaunchEquity Acquisition Partners, LLC Designated Series Education Partners – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 23, 2011.

10.21	Lease Agreement dated March 1, 2005 by and between the Registrant and First Industrial, L.P. — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended March 31, 2005.

10.22	First Amendment to Lease Agreement dated March 7, 2011 by and between the Registrant and Eden Prairie Associates LLC – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated March 7, 2011.

23.1	Consent of McGladrey LLP, independent registered public accounting firm – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Form 10-K).

31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

Exhibit Number	Description

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101**	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) balance sheets, (ii) statements of income, (iii) statements of shareholders’ equity, (iv) statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.